Form 10-Q
period 1997-09-30
LEINER HEALTH PRODUCTS INC
filed 1997-12-05
CIK 1043055

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             ------------------------------------------------------------

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               COMMISSION FILE NUMBER 333-33121


                             LEINER HEALTH PRODUCTS INC.

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ---------------

         DELAWARE                                     95-3431709


(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                   901 East 233rd Street, Carson, California 90745
                                    (310) 835-8400
            (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

             ------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                No        X
     ----------          ---------

            COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT DECEMBER 3, 1997

                                     1,000 SHARES

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             LEINER HEALTH PRODUCTS INC.
                                 REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                  TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I.  Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     ITEM 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . 3

        Condensed Consolidated Statements of Operations (Unaudited) -
          For the three and six months ended September 30, 1996 and 1997 . . . . . 3

        Condensed Consolidated Balance Sheets -
          As of March 31, 1997 and September 30, 1997 (Unaudited). . . . . . . . . 4

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
          For the three and six months ended September 30, 1996 and 1997 . . . . . 5

        Notes to Condensed Consolidated Financial Statements (Unaudited) . . . . . 6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . . . .10

PART II.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .16

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                             Leiner Health Products Inc.
                   Condensed Consolidated Statements of Operations
                                      Unaudited
                                    (in thousands)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                    -------------------    --------------------
                                       1996      1997        1996        1997
                                    --------   --------    --------    --------

 Net sales                           $85,573   $112,237    $156,207    $206,313

 Cost of sales                        67,027     83,321     119,097     155,181
                                    --------   --------    --------    --------

 Gross profit                         18,546     28,916      37,110      51,132

 Marketing, selling and               12,234     14,599      23,194      26,555
   distribution expenses

 General and administrative            4,586      7,946       9,155      13,539
   expenses

 Management reorganization               126         --         313          --

 Expenses related to                      --        299          --      32,638
   recapitalization of parent

 Amortization of goodwill                374        434         738         836

 Other charges                           120        375         241         463
                                    --------   --------    --------    --------

 Operating income (loss)              1,106      5,263        3,469    (22,899)

 Interest expense, net                2,258      5,816        4,410       7,616
                                    --------   --------    --------    --------

 Loss before income taxes and        (1,152)      (553)       (941)    (30,515)
   extraordinary item

 Benefit for income taxes before       (501)      (113)       (409)     (7,218)
   extraordinary item               --------   --------    --------    --------

 Loss before extraordinary item        (651)      (440)       (532)    (23,297)

 Extraordinary loss on the early
   extinguishment of debt, net of        --         --          --       1,109
   income taxes of $761
                                    --------   --------    --------    --------
 Net Loss                             ($651)     ($440)      ($532)   ($24,406)
                                    --------   --------    --------    --------

        See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                             LEINER HEALTH PRODUCTS INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                     MARCH 31,     SEPTEMBER 30,
                                                        1997            1997
                                                     ----------      ----------
                                                       Audited        Unaudited
 ASSETS

 Current assets:
   Cash and cash equivalents                         $    2,066      $      921
   Accounts receivable, net                              77,436          51,919
   Income taxes receivable                                   --           5,188
   Inventories                                           86,823         104,215
   Deferred income taxes                                  3,838           3,844
   Prepaid expenses and other current assets              2,639           2,887
                                                     ----------      ----------
      Total current assets                              172,802         168,974
                                                     ----------      ----------

 Property, plant and equipment, net                      42,367          43,310
 Goodwill, net                                           58,035          57,435
 Deferred income taxes                                       --           3,321
 Deferred financing charges                               1,875          11,756
 Other noncurrent assets                                  9,485          10,876
                                                     ----------      ----------

      TOTAL ASSETS                                     $284,564        $295,672
                                                     ----------      ----------

 LIABILITIES AND SHAREHOLDER'S EQUITY
 (DEFICIT)

 Current liabilities:
   Bank checks outstanding, less cash on
   deposit                                              $10,410        $  6,652
   Current portion of long-term debt                      3,148           2,041
   Accounts payable                                      61,623          61,605
   Customer allowances payable                            6,632           7,744
   Accrued compensation and benefits                      6,233           7,146
   Income taxes payable                                   1,818              --
   Other accrued expenses                                 3,535           5,983
                                                     ----------      ----------
      Total current liabilities                          93,399          91,171
                                                     ----------      ----------

 Long-term debt                                         102,290         238,121
 Deferred income taxes                                    2,582           2,582
 Other noncurrent liabilities                             1,425           1,427

 Commitments and contingent liabilities

 Minority interest in subsidiary                          4,718           1,028

 Shareholder's equity (deficit):
   Common stock                                               1               1
   Capital in excess of par                              62,966              --
   Cumulative translation adjustment                      (173)            (62)
   Retained earnings (deficit)  net of charges
      from recapitalization of parent of $0 and
      $31,543 at March 31, 1997 and September 30,
      1997, respectively                                 17,356        (38,596)
                                                     ----------      ----------
      Total shareholder's equity (deficit)               80,150        (38,657)
                                                     ----------      ----------

   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $284,564        $295,672
                                                     ----------      ----------

        See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                             Leiner Health Products Inc.
                   Condensed Consolidated Statements of Cash Flows
                                      Unaudited
                                    (in thousands)

                                                         SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                        1996            1997
                                                     -----------   ------------
 OPERATING ACTIVITIES:
 Net loss                                             $    (532)    $   (24,406)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                           6,045          6,697
   Stock option compensation expense                          66          8,300
   Deferred income taxes                                      --        (3,327)
   Extraordinary loss on the early extinguishment             --          1,870
      of debt
   Translation adjustment                                     --          (111)
   Changes in operating assets and liabilities:
      Accounts receivable                                 18,636         25,521
      Inventories                                         (9,509)       (17,371)
      Bank checks outstanding, less cash on                4,551        (3,762)
         deposit
      Accounts payable                                   (4,093)           (22)
      Customer allowances payable                          (508)          1,112
      Accrued compensation and benefits                  (1,371)            913
      Other accrued expenses                             (1,171)          2,446
      Income taxes payable/receivable                    (1,323)        (7,006)
      Other                                              (1,060)          (246)
                                                     -----------   ------------

   Net cash provided by (used in) operating                9,731        (9,392)
      activities
                                                     -----------   ------------

 INVESTING ACTIVITIES:
 Additions to property, plant, and equipment, net        (2,635)        (4,440)
 Increase in other noncurrent assets                       (665)        (3,470)

                                                     -----------   ------------
      Net cash used in investing activities              (3,300)        (7,910)
                                                     -----------   ------------

 FINANCING ACTIVITIES:
 Net payments under former bank credit facility          (5,981)      (100,405)
 Borrowings under new bank revolving credit                   --         45,484
 facility
 Borrowings under new bank term credit facility               --         85,000
 Payments under new bank term credit facility                 --          (212)
 Repurchase of preferred stock                                --        (3,599)
 Increase in deferred financing charges                       --        (9,696)
 Increase in other long-term debt                          1,136             --
 Payments on other long-term debt                        (1,092)          (528)
                                                     -----------   ------------

      Net cash provided by (used in) financing           (5,937)         16,044
         activities
                                                     -----------   ------------

 Effect of exchange rate changes                              --            113

 NET INCREASE (DECREASE) IN CASH AND CASH                    494        (1,145)
 EQUIVALENTS

 Cash and cash equivalents at beginning of period          1,411          2,066
                                                     -----------   ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    1,905      $     921
                                                     -----------   ------------

        See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                             Leiner Health Products Inc.
                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited

NOTE 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended September 30, 1997 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Company (1985) Ltd. ("Vita Health") which was acquired January 30, 1997 in a transaction accounted for as a purchase, and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for adjustments recorded in connection with the Recapitalization as discussed in Note 3. This report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1997, which are included in the Company's Registration Statement on Form S-4, on file with the SEC (Commission file number 333-33121). The results of operations for the periods indicated should not be considered as indicative of operations for the full year.

NOTE 2 -- Inventories

Inventories consist of the following as of March 31, 1997 and September 30, 1997 (in thousands):

                                                     March 31,     September 30,
                                                       1997             1997
                                                     ---------     ------------
 Raw materials, bulk vitamins and packaging
 materials                                           $  51,488     $     61,079
 Work-in-process                                         5,849            9,965
 Finished products                                      29,486           33,171
                                                     ---------     ------------
                                                     $  86,823     $    104,215
                                                     ---------     ------------
                                                     ---------     ------------
NOTE 3 - The Recapitalization

On June 30, 1997, the Company's ultimate parent, Leiner Health Products Group Inc. ("Leiner Group") completed a leveraged recapitalization ("Recapitalization"). This transaction was effected through receipt of an equity investment from North Castle Partners I, L.L.C. ("North Castle"), an investment fund formed by Mr. Charles F. Baird, Jr. to effect the Recapitalization. Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211.1 million, issued $80.4 million of new shares of the recapitalized Leiner Group to North Castle, issued $85 million of Senior Subordinated Notes (the "Notes"), and established a $210 million senior secured credit facility (the "New Credit Facility") that provides for both term and revolving credit borrowings. Immediately upon consummation of the Recapitalization, the obligations of Leiner Group under the Notes and the New Credit Facility were assigned to and assumed by the Company. The Recapitalization was accounted for as a recapitalization of Leiner Group which had no impact on the historical basis of assets and liabilities as reflected in the Company's consolidated financial statements.

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                             Leiner Health Products Inc.
                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited

In connection with the Recapitalization, the Company deducted $1.1 million of deferred financing charges, net of income taxes of $0.8 million, from net income
(loss) as an extraordinary loss in the six months ended September 30, 1997. Additionally, in connection with the Recapitalization, the Company incurred expenses of approximately $32.6 million, consisting of expenses of approximately $11.8 million related to Leiner Group's equity transactions, transaction bonuses granted to certain management personnel in the aggregate amount of approximately $5.2 million and compensation expense related to the in-the-money value of stock options of approximately $15.6 million. The compensation expense represented the excess of the fair market value of the underlying common stock over the exercise price of the options cancelled in connection with the Recapitalization.

The assumption of debt and the transfer of excess funds from Leiner Group related to the Recapitalization total approximately $102.8 million and consist of the following (in thousands):

        Assumption of debt from Leiner Group:
             Senior Credit Facility               $ (149,736)
             Subordinated Debt                       (85,000)    $ (234,736)
                                                  -----------
        Funds transferred from Leiner Group                         131,928
                                                                 -----------
              Recapitalization of Parent                         $ (102,808)
                                                                 -----------

The net amount above was first applied against capital in excess of par value until that was exhausted and then against retained earnings.

NOTE 4 - Long-Term Debt

The New Credit Facility consists of two term loans ("Term Facility") due December 30, 2004 and December 30, 2005 in the amounts of $45 million and $40 million, respectively, and a revolving credit facility in the amount of $125 million (the "Revolving Facility"), made available in U.S. dollars to the Company (such portion, the "U.S. Revolving Facility") with a portion denominated in Canadian dollars made available to Vita Health (such portion, the "Canadian Revolving Facility"). The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. The Term Facility requires quarterly amortization payments of approximately 1% per annum over the next six years. Amortization payments scheduled during the period October 1, 1997 through September 30, 1998 total $0.85 million. Borrowings under the New Credit Facility bear interest at floating rates that are based on the lender's base rate (8.5% at September 30, 1997) the lender's Canadian prime rate (4.75% at September 30, 1997), LIBOR (5.72% at September 30, 1997) or the lender's banker's acceptance rate (3.75% at September 30, 1997), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio.
The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated EBITDA and varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR - or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, and (b) for loans under the Term Facility, from 2.375% to 2.875% or 2.5% to 3.0% for LIBOR-based loans and from 1.375% to 1.875% or 1.5% to 2.0% for alternate base rate-based loans. As of September 30, 1997, the Company's interest rates were 8.52% for U.S. borrowings and 5.7% for Canadian borrowings under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving credit facility based on the Company's leverage ratio.

On July 30, 1997, the Company entered into an interest protection arrangement covering $29.5 million of its borrowings under the New Credit Facility. Under this arrangement, the Company obtained a fixed interest rate of 6.17% for LIBOR instead of the fluctuating rate as described above and pays a fee of approximately $15.8 thousand per annum. That fee is charged to interest expense as incurred and payments received as a result of the cap are

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                             Leiner Health Products Inc.
                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited

accrued as a reduction of interest expense on the floating-rate under the New Credit Facility. The agreement expires July 30, 2000.

The obligations of the Company under the U.S. Revolving Facility and the Term Facilities are guaranteed by the direct parent of the Company, PLI Holdings Inc. ("PLI Holdings") and by any direct or indirect U.S. subsidiaries of the Company. The obligations of Vita Health under the Canadian Revolving Facility are guaranteed by the Company, PLI Holdings, the Company's direct or indirect U.S. subsidiaries, Vita Health and its direct or indirect subsidiaries. The New Credit Facility also is secured by substantially all the assets of the Company and any of its direct or indirect U.S. subsidiaries, all of the capital stock of the Company and any such direct or indirect U.S. subsidiaries, and 65% of the capital stock of any direct non-U.S. subsidiaries of the Company and its U.S. subsidiaries. The Canadian Revolving Facility is also secured by substantially all assets of Vita Health, its direct and indirect Canadian parents and any direct or indirect non-U.S. subsidiaries of the Company, and all of the capital stock of any such direct or indirect non-U.S. subsidiaries. The New Credit Facility contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and stockholder's equity. The Company was in compliance with all such financial covenants as of September 30, 1997. As of November 10, 1997, the Company had $51.2 million available under its New Revolving Facility.

Principal payments on long-term debt as of September 30, 1997 through fiscal 2002 and thereafter are (in thousands):

        FISCAL YEAR
        1998         . . . . . . . . . . . . . . . . . . .   $    1,159
        1999         . . . . . . . . . . . . . . . . . . .        1,614
        2000         . . . . . . . . . . . . . . . . . . .        2,402
        2001         . . . . . . . . . . . . . . . . . . .        2,321
        2002         . . . . . . . . . . . . . . . . . . .          861
        Thereafter   . . . . . . . . . . . . . . . . . . .      231,805
                                                             ----------
        Total        . . . . . . . . . . . . . . . . . . .     $240,162
                                                             ----------

NOTE 5 - Related Party Transactions

Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA Investors Inc., one of the Company's shareholders, was terminated, and Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle, or upon the earliest of June 30, 2007 or the date that North Castle terminates before that date. Leiner Group and the Company have also paid the Sponsor a transaction fee of $3.5 million for services related to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses.


--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                             Leiner Health Products Inc.
                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited

NOTE 6 -- Contingent Liabilities

LITIGATION AND CLAIMS

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of December 1, 1997, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 668 lawsuits of which 660 have been settled.

The Company has entered into an agreement (the "Agreement") with the Company's supplier of bulk L-Tryptophan, under which the supplier has agreed to assume the defense of all claims and to pay all settlements and judgments, other than for certain punitive damages, against the Company arising out of the ingestion of these L-Tryptophan products. To date, the supplier has funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages have been awarded in the 660 cases that have been settled.

Of the remaining 8 cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the 8 currently pending claims not to exceed $1.3 million in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statement for any loss that may result from these remaining actions.

The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

OTHER

In August 1997, the FDA announced a proposal to ban the use of phenolthalein in laxatives. The FDA reportedly took this action in response to certain studies which concluded that the administration of very high doses of yellow phenolthalein could cause cancer in laboratory animals. The reports concerning these studies state that the dosages administered substantially exceeded the dosages commonly used by human beings. In response, the Company voluntarily discontinued production of its laxative product containing yellow phenolhthalein and notified its customers that they may return this product. Accordingly, the Company has provided approximately $0.8 million for estimated returns and inventory valuation reserves related to this action in the three months ended September 30, 1997. The Company has reformulated this product and expects to be shipping the reformulated version in December 1997.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Company (1985) Ltd. of Canada ("Vita Health"), a wholly-owned subsidiary acquired January 30, 1997, for the three months ended September 30, 1997 ("second quarter of fiscal 1998") and the significant developments affecting its financial condition since March 31, 1997. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1997, which are included in the Company's Registration Statement on Form S-4 ("Registration Statement"), on file with the Securities Exchange Commission.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. A significant portion of the Company's sales and a more significant portion of the Company's operating income, therefore, occurs in the second half of the fiscal year as reflected in the table below (dollars in millions):

                                      Net Sales         Operating Income (Loss)
                                   -----------------   ------------------------
                                   Amount  % of Year    Amount       % of Year
                                   ------  ---------    ------       ----------
 Fiscal 1998
    First Quarter  . . . . . . . . $  94.1     --      $ (28.2) (1)      --
    Second Quarter . . . . . . . .   112.2     --          5.3           --

 Fiscal 1997
    First Quarter  . . . . . . . . $  70.6      18  %  $   2.4            9 %
    Second Quarter . . . . . . . .    85.6      22         1.1            4
    Third Quarter  . . . . . . . .   104.3      26         9.3           35
    Fourth Quarter . . . . . . . .   132.3      34        13.9           52
                                   ------  ---------    ------       ----------
                                    $392.8     100  %    $26.7  (2)     100 %
                                   ------  ---------    ------       ----------

(1) Includes expenses of $15.4 million related to stock option compensation, $5.1 million of management bonuses and expenses incurred by Leiner Group in connection with its capital raising activities of $11.8 million, all of which were incurred in connection with the Recapitalization. Without these expenses, operating income would have been $4.1 million.

(2) Includes expenses incurred in connection with the closure of the OTC liquid pharmaceuticals manufacturing facility, a management reorganization, non-cash stock compensation expense and the preparation of a registration statement in connection with a withdrawn initial public offering.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)


RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended September 30, 1996 and 1997.


                                                                                     PERCENTAGE OF NET SALES
                                                                     ---------------------------------------------------
                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ---------------------------------------------------
                                                                      1996           1997           1996           1997
                                                                     -------        ------         ------         ------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .           78.3           74.2           76.2           75.2
                                                                     -------        ------         ------         ------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . .           21.7           25.8           23.8           24.8
Marketing, selling and distribution expenses . . . . . . . .           14.3           13.0           14.9           12.9
General and administrative expenses. . . . . . . . . . . . .            5.4            7.1            5.9            6.6
Management reorganization. . . . . . . . . . . . . . . . . .            0.1             --            0.2             --
Expenses related to recapitalization of parent . . . . . . .             --            0.3             --           15.8
Amortization of goodwill . . . . . . . . . . . . . . . . . .            0.4            0.4            0.5            0.4
Other charges. . . . . . . . . . . . . . . . . . . . . . . .            0.2            0.3            0.1            0.2
                                                                     -------        ------         ------         ------
Operating income (loss). . . . . . . . . . . . . . . . . . .            1.3            4.7            2.2          (11.1)

Interest expense, net. . . . . . . . . . . . . . . . . . . .            2.7            5.2            2.8            3.7
                                                                     -------        ------         ------         ------
Loss before income taxes and extraordinary item. . . . . . .           (1.4)          (0.5)          (0.6)         (14.8)

Benefit for income taxes before extraordinary item . . . .             (0.6)          (0.1)          (0.3)          (3.5)
                                                                     -------        ------         ------         ------
Loss before extraordinary item . . . . . . . . . . . . . . .           (0.8)          (0.4)          (0.3)         (11.3)
Extraordinary item . . . . . . . . . . . . . . . . . . . .               --             --             --            0.5
                                                                     -------        ------         ------         ------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .           (0.8)%         (0.4)%         (0.3)%        (11.8)%
                                                                     -------        ------         ------         ------

Net sales for the second quarter of fiscal 1998 were $112.2 million, an increase of $26.7 million, or 31.2%, versus the second quarter of fiscal 1997. Sales from Vita Health accounted for $7.8 million of this increase. Excluding Vita Health net sales, the Company's net sales increased $18.9 million, or 22.1%, over the comparable period in fiscal 1997. For the six months ended September 30, 1997, net sales increased by $50.1 million, or 32.1%, compared to the comparable period in fiscal 1997. Excluding Vita Health sales of $14.9 million, the Company's net sales increased $35.2 million or 22.6%.

The Company's sales growth was primarily attributable to volume growth in vitamins. The Company's volume growth in vitamin sales, in turn, was primarily attributable to sales growth in the vitamin market generally coupled with growth in the Company's market share. Excluding Vita Health sales, the Company's vitamin product sales increased by $20.7 million, or 30.1%, compared to the second quarter of the prior year. Management estimates that the overall U. S. vitamin market grew by over 20% in August and September 1997, driving total U.
S. vitamin market growth for the second quarter up approximately 19% versus the same period a year ago. Sales growth among the Company's products was strongest in herbs and supplements. For the six months ended September 30, 1997, the Company's vitamin sales were up $35.7 million, or 28.4%, compared to the comparable period in fiscal 1997 as the Company continues to emphasize higher growth products and to gain distribution in new channels. Sales of over-the-counter pharmaceuticals ("OTCs"), excluding Vita Health, decreased by $2.0 million for the second quarter of fiscal 1998 but were essentially flat for the six month period as compared to the same periods in fiscal 1997, which is consistent with very low sales growth in the OTC market generally.

Gross profit margin was 25.8% for the second quarter of fiscal 1998, up from 21.7% in the second quarter of the prior fiscal year. Gross profit for the second quarter increased by $10.4 million, up 55.9% from $18.5 million to $28.9 million in fiscal 1998. Excluding Vita Health, the increase in gross profit during the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 was $8.1 million, or 43.7%. The improvement in gross profit

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

margins is primarily attributable to the high growth of branded vitamin products, increased efficiencies from higher production volume and higher gross margins at Vita Health in comparison to the Company's other operations.

For the six months ended September 30, 1997, gross profit increased by $14.0 million, or 37.8%, compared to the same period in fiscal 1997. Excluding Vita Health, gross profit for the six months ended September 30, 1997 increased $9.6 million, or 25.9%, versus the comparable period in fiscal 1997. Gross profit margin was 24.8%, a 1.0 percentage point increase in the six months ended September 30, 1997, up from 23.8% in the comparable period in fiscal 1997.

Marketing, selling and distribution expenses together with general and administrative expenses (collectively, "Operating Expenses") for the second quarter of fiscal 1998 were 20.1% of net sales, a slightly higher percentage than the 19.7% in the prior year's comparable quarter. Operating Expenses in the second quarter of fiscal 1998 increased by $5.7 million, or 34.0%, as compared to the second quarter in fiscal 1997. Excluding Vita Health, Operating Expenses increased $4.4 million, or 26.0%. For the six months ended September 30, 1997, however, Operating Expenses were 19.5% of net sales versus 20.8% in the prior year period, reflecting lower spending in the first quarter. The second quarter increase in Operating Expenses was primarily attributed to volume variable expenses such as distribution expenses and the timing of senior management bonus accruals. Because of the increased profitability of the Company (excluding expenses related to the Recapitalization), senior management bonuses were accrued in the first half of fiscal 1998 as compared with the prior year's bonuses, which were not earned until the fourth quarter.

In the first half of fiscal 1998, the Company recorded expenses relating to the Recapitalization of $32.6 million, consisting primarily of compensation expenses related to the in-the-money value of stock options issued to certain management personnel of $15.6 million, management bonuses of $5.2 million, and expenses incurred by Leiner Group in connection with its capital raising activities of $11.8 million.

In the first half of fiscal 1997, the Company reorganized its management team. Expenses of $0.3 million were incurred relating to severance for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development, and include hiring and relocation expenses for the current Chief Financial Officer and other corporate officers.

Other charges for the second quarter of fiscal 1998 were $0.4 million, which compares to $0.1 million for the second quarter of fiscal 1997. The increase was due to the management fee increase of $0.3 million in the second quarter of fiscal 1998 arising primarily as a result of a consulting agreement entered into in connection with the Recapitalization.

In the second quarter, operating income was $5.3 million, a 376% increase over the prior year quarter. Excluding Vita Health, operating income increased by $3.3 million, or 300%, over the prior year period, primarily due to the increase in sales and gross profit as compared to the second quarter of fiscal 1997. For the six months ended September 30, 1997, the Company recognized an operating loss of $22.9 million due to expenses incurred in connection with the Recapitalization of Leiner Group. Without these Recapitalization expenses, operating income would have been $9.7 million, an increase of $6.3 million, or 181%, over the comparable period in fiscal 1997.

Net interest expense increased by $3.6 million during the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997. This increase was due to an increase in the indebtedness of the Company, as well as changes in the Company's debt structure and interest rates arising as a result of the Recapitalization and taking effect at the end of the first quarter of fiscal 1998.

The income tax benefit for the second quarter of fiscal 1998 was $0.1 million, which compares to an income tax benefit of $0.5 million for the second quarter of fiscal 1997. Based on the latest estimates, the Company expects its effective tax rate to be approximately 53% for the remainder of fiscal 1998, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

amortization, certain Recapitalization expenses and certain accruals.

The extraordinary loss recorded in the first quarter of fiscal 1998 represented the write-off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

Primarily as a result of the factors discussed above, a net loss of $0.4 million was recorded in the second quarter of fiscal 1998 as compared with a net loss of $0.7 million in the second quarter of fiscal 1997. For the six months ended September 30, 1997, there was a loss of $24.4 million compared to a loss of $0.5 million in the first half of fiscal 1997. The net loss for the six months ended September 30, 1997 reflects a restatement of the accounting treatment for restructuring expenses of $11.8 million associated with the Recapitalization. These amounts, initially reflected only in the balance sheet because they were equity related, have now been reflected as a charge to the Company's income statement for the six months ended September 30, 1997, contained in this report. Such amounts were also reflected in the Company's income statement for the three months ended June 30, 1997 contained in the Registration Statement when it became effective.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. As a result of the Recapitalization, the Company's liquidity requirements have significantly increased, primarily due to significantly increased interest expense obligations. Interest expense, excluding amortization of deferred financing fees, is estimated to be $21.8 million per year, associated with borrowings of $159.8 million under the New Credit Facility, $85.0 million under the Notes, and existing capitalized lease obligations of $4.8 million. In addition, the Company will be required to repay the $85.0 million in term loans under the New Credit Facility over the eight and one-half year period following June 30, 1997, with scheduled principal payments of $850,000 annually for the first six years, $27.4 million in the seventh year, $39.3 million in the eighth year, and $13.2 million in the final six months. the Company will also be required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the New Credit Facility) unless a leverage ratio test is met, to prepay the borrowings under the New Credit Facility. All outstanding revolving credit borrowings under the New Credit Facility will become due on June 30, 2003.

During the first half of fiscal 1998, net cash used in operating activities totaled $9.4 million. This resulted from the first half net loss of $24.4 million offset by non-cash charges of $13.4 million and a net change in operating assets and liabilities of $1.6 million. The changes from March 31, 1997 to September 30, 1997 in accounts receivable and inventory are due primarily to the seasonality of the business.

Net cash used in investing activities was $7.9 million in the first half of fiscal 1998. This was primarily due to net capital expenditures of $4.4 million and deposits of $2.7 million that were made during the first half of fiscal 1998 in connection with the lease of the South Carolina facility. The major capital expenditures were related to investments in capacity expansion at the Garden Grove tableting facility and information systems improvements.

Net cash provided by financing activities was $16.0 million in the first half of fiscal 1998. This was primarily the result of the Recapitalization.

FINANCING ARRANGEMENTS

The New Credit Facility provides for term loan borrowings in an aggregate principal amount of $85.0 million, consisting of $45.0 million maturing seven and one-half years following June 30, 1997 and $40.0 million maturing eight and one-half years following June 30, 1997, and U.S. and Canadian revolving credit facilities with aggregate availability of $125.0 million, of which $74.8 million was drawn down in connection with the Recapitalization. As of November 10, 1997, the Company's unused availability under the New Credit Facility was approximately

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

$51.2 million. The Revolving Credit Facility will mature six years after June 30, 1997, and includes letter of credit and swingline facilities. Borrowings under the New Credit Facility bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined), and accordingly, the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.4 million of its indebtedness under the New Credit Facility that provides a cap of 6.17% for LIBOR. The New Credit Facility imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay the Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a fixed charge coverage ratio.

The Company may be required to purchase its $85 million of Senior Subordinated Notes (the "Notes") upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the New Credit Facility. The Indenture imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the New Credit Facility, amounting to approximately U.S. $14.8 million as of September 30, 1997, is denominated in Canadian dollars. All other outstanding borrowings under the New Credit Facility, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At September 30, 1997, borrowings under the New Credit Facility bore interest at a weighted average rate of 8.24% per annum. The Notes bear interest at a rate of 9.625% per annum.

The Company currently plans to pursue a receivables financing to be entered into during fiscal 1998, with initial availability of the equivalent of approximately $40 million principal amount, which would be fully drawn at the closing of that financing. Usage under this receivables facility is expected to result in a dollar-for-dollar reduction in both outstanding borrowings under the Revolving Credit Facility and the availability under the Revolving Credit Facility. No assurance can be given that this receivables financing will be implemented.

The Company intends to establish a new packaging and distribution facility in York County, South Carolina. As this new facility becomes operational, other facilities located in the midwestern United States will be closed. The Company expects to incur expenses estimated at approximately $1.9 million annually through fiscal year 1999 in connection with the establishment of the new facility and the closure of the midwestern U.S. facilities. The Company will lease this new facility under a prearranged, assigned purchase and leaseback facility that will provide the financing for its construction, at an estimated annual lease expense, net of lease costs for the facilities currently expected to be closed, of $1.4 million.

The Company currently believes that cash flow from operating activities, together with revolving credit borrowings available under the New Credit Facility, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements until the maturity of the Revolving Credit Facility (June 30, 2003), but there can be no assurance in this regard. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including statements regarding, without limitation, (i) the

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

Company's growth strategies; (ii) trends in the Company's business; and (iii) the Company's future liquidity requirements and capital resources.

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report and in the Company's Registration Statement on Form S-4 (including, without limitation, those factors discussed in the "Risk Factors" section thereof), on file with the Securities and Exchange Commission, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its periodic reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

--------------------------------------------------------------------------------

PART II                                                     OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS

The information in Note 6 to the Company's Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

          27   Financial Data Schedule - September 30, 1997

     Reports on Form 8-K:

          None.



                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LEINER HEALTH PRODUCTS INC.

                              By:
                                   ------------------------------
                                   William B. Towne
                                   Executive Vice President, Chief
                                   Financial Officer, Director,
                                   Treasurer and Secretary

Date:    December      , 1997
                  -----

--------------------------------------------------------------------------------
                                         -16-