Form 10-Q/A
period 1997-09-30
LEINER HEALTH PRODUCTS INC
filed 1997-12-10
CIK 1043055

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q/A*

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

                                     1,000 SHARES
            ---------------------------------------------------------------
* This document contains two pages, and is being filed only to conform the signature page.

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

                              LEINER HEALTH PRODUCTS INC.

                              By:  /s/ William B. Towne
                                   ------------------------------
                                   William B. Towne
                                   Executive Vice President, Chief
                                   Financial Officer, Director,
                                   Treasurer and Secretary

Date:    December 10, 1997
--------------------------------------------------------------------------------
                                         -16-