Form 10-Q
period 1997-12-31
LEINER HEALTH PRODUCTS INC
filed 1998-02-12
CIK 1043055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                   FOR THE QUARTER ENDED DECEMBER 31, 1997

                     COMMISSION FILE NUMBER  333-33121

                          LEINER HEALTH PRODUCTS INC.

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -----------------


          DELAWARE                                       95-3431709
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)


                  901 EAST 233RD STREET, CARSON, CALIFORNIA 90745
                                   (310) 835-8400
           (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

-------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES       X         NO
     ----------          -----------

           COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT FEBRUARY 12, 1998

                                     1,000 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LEINER HEALTH PRODUCTS INC.
                                 REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED DECEMBER 31, 1997

                                 TABLE OF CONTENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  Financial Information. . . . . . . . . . . . . . . . . . . . . . .    3

  ITEM 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .    3

      Condensed Consolidated Statements of Operations (Unaudited) -
          For the three and nine months ended December 31, 1996 and 1997. .    3

      Condensed Consolidated Balance Sheets -
          As of March 31, 1997 and December 31, 1997 (Unaudited). . . . . .    4

      Condensed Consolidated Statements of Cash Flows (Unaudited) -
          For the nine months ended December 31, 1996 and 1997. . . . . . .    5

      Notes to Condensed Consolidated Financial Statements (Unaudited). . .    6

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . .   10

PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .   16

SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         LEINER HEALTH PRODUCTS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  UNAUDITED
                                (IN THOUSANDS)

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                             ---------------------     ---------------------
                                                               1996         1997         1996         1997
                                                             --------     --------     --------     --------
Net sales                                                    $104,295     $132,524     $260,502     $338,837

Cost of sales                                                  75,644       95,532      194,741      250,713
                                                             --------     --------     --------    ---------

Gross profit                                                   28,651       36,992       65,761       88,124

Marketing, selling and distribution expenses                   12,330       17,477       35,524       44,032

General and administrative expenses                             4,959        6,809       14,114       20,348

Impairment and closure of OTC facility                          1,317           --        1,317           --

Management reorganization                                         265           --          578           --

Expenses related to recapitalization of parent                     --          418           --       33,056

Amortization of goodwill                                          369          407        1,107        1,243

Other charges                                                     120          430          361          893
                                                             --------     --------     --------    ---------

Operating income (loss)                                         9,291       11,451       12,760      (11,448)

Interest expense, net                                           1,989        5,897        6,399       13,513
                                                             --------     --------     --------    ---------

Income (loss) before income taxes and extraordinary item        7,302        5,554        6,361      (24,961)

Provision (benefit) for income taxes before
  extraordinary item                                            3,176        3,011        2,767       (4,207)
                                                             --------     --------     --------    ---------
Income (loss) before extraordinary item                         4,126        2,543        3,594      (20,754)

Extraordinary loss on the early extinguishment
  of debt, net of income taxes of $761                             --           --           --        1,109
                                                             --------     --------     --------    ---------

Net income (loss)                                            $  4,126     $  2,543     $  3,594    $ (21,863)
                                                             --------     --------     --------    ---------
                                                             --------     --------     --------    ---------




     See accompanying notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         LEINER HEALTH PRODUCTS INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                               MARCH 31,    DECEMBER 31,
                                                                                  1997         1997
                                                                               ---------    ------------
                                                                                Audited      Unaudited
ASSETS

Current assets:
     Cash and cash equivalents                                                 $  2,066      $  1,435
     Accounts receivable, net                                                    77,436        63,246
     Inventories                                                                 86,823       124,808
     Income taxes receivable                                                         --         2,457
     Deferred income taxes                                                        3,838         3,844
     Prepaid expenses and other current assets                                    2,639         2,350
                                                                               --------      --------
          Total current assets                                                  172,802       198,140

Property, plant and equipment, net                                               42,367        44,693
Goodwill, net                                                                    58,035        56,807
Deferred income taxes                                                                --         3,321
Deferred financing charges                                                        1,875        11,627
Other noncurrent assets                                                           9,485        10,437
                                                                               --------      --------

          TOTAL ASSETS                                                         $284,564      $325,025
                                                                               --------      --------
                                                                               --------      --------

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Bank checks outstanding, less cash on deposit                             $ 10,410      $ 11,986
     Current portion of long-term debt                                            3,148         2,017
     Accounts payable                                                            61,623        76,874
     Customer allowances payable                                                  6,632        11,759
     Accrued compensation and benefits                                            6,233         7,129
     Accrued interest expense                                                       870         6,981
     Income taxes payable                                                         1,818            --
     Other accrued expenses                                                       2,665         1,262
                                                                               --------      --------
          Total current liabilities                                              93,399       118,008

Long-term debt                                                                  102,290       236,389
Deferred income taxes                                                             2,582         2,579
Other noncurrent liabilities                                                      1,425         1,423

Commitments and contingent liabilities

Minority interest in subsidiary                                                   4,718         1,028

Shareholder's equity (deficit):
     Common stock                                                                     1             1
     Capital in excess of par                                                    62,966         1,834
     Cumulative translation adjustment                                             (173)         (183)
     Retained earnings (deficit)  net of charges
       from recapitalization of parent of
       $0 and $31,543 at March 31, 1997 and December 31,
       1997, respectively                                                        17,356       (36,054)
                                                                               --------      --------
          Total shareholder's equity (deficit)                                   80,150       (34,402)
                                                                               --------      --------

     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)                      $284,564      $325,025
                                                                               --------      --------
                                                                               --------      --------

    See accompanying notes to condensed consolidated financial statements.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         LEINER HEALTH PRODUCTS INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED
                                (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             1996        1997
                                                           --------   ---------
OPERATING ACTIVITIES:
Net income (loss)                                          $  3,594   $(21,863)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                            8,866     10,688
     Stock option compensation expense                           99      8,300
     Deferred income taxes                                       --     (3,327)
     Extraordinary loss on the early extinguishment
       of debt                                                   --      1,870
     Translation adjustment                                      --         10
     Changes in operating assets and liabilities:
       Accounts receivable                                     2,213    14,108
       Inventories                                           (11,441)  (38,185)
       Bank checks outstanding, less cash on deposit           1,996     1,606
       Accounts payable                                        9,991    15,281
       Customer allowances payable                             1,907     5,127
       Accrued compensation and benefits                        (918)      896
       Other accrued expenses                                 (1,787)    4,730
       Income taxes payable/receivable                         1,811    (4,267)
       Other                                                  (1,548)      289
                                                            --------   ---------
     Net cash provided by (used in) operating activities      14,783    (4,737)
                                                            --------   ---------
INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net              (2,781)   (8,195)
Increase in other noncurrent assets                           (1,317)   (3,906)
                                                             --------   ---------
     Net cash used in investing activities                    (4,098)   (12,101)
                                                             --------   ---------

FINANCING ACTIVITIES:
Net payments under former bank credit facility                (6,803)  (100,405)
Borrowings under new bank revolving credit facility              --      44,555
Borrowings under new bank term credit facility                   --      85,000
Payments under new bank term credit facility                     --        (425)
Capital contribution from parent                                 --       1,834
Repurchase of preferred stock                                    --      (3,599)
Increase in deferred financing charges                           --      (9,976)
Increase in other long-term debt                               1,136          --
Payments on other long-term debt                              (1,513)      (848)
                                                            --------   ---------
     Net cash provided by (used in) financing activities     (7,180)     16,136
                                                           --------   ---------
Effect of exchange rate changes                                  --          71
                                                           --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,505        (631)
Cash and cash equivalents at beginning of period              1,411       2,066
                                                           --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,916   $   1,435
                                                           --------   ---------
                                                           --------   ---------

    See accompanying notes to condensed consolidated financial statements.
===============================================================================

PART I                                                                ITEM 1
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                            LEINER HEALTH PRODUCTS INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     UNAUDITED


NOTE 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended December 31, 1997 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Company (1985) Ltd. ("Vita Health") which was acquired January 30, 1997 in a transaction accounted for as a purchase, and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

NOTE 2 -- Inventories

Inventories consist of the following (in thousands):

                                               March 31,    December 31,
                                                 1997           1997
                                              ----------    -----------
   Raw materials, bulk vitamins
     and packaging materials                  $  51,488     $  76,683
   Work-in-process                                5,849         8,380
   Finished products                             29,486        39,745
                                              ----------    -----------
                                              $  86,823     $ 124,808
                                              ----------    -----------
                                              ----------    -----------

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

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                     -6-

PART I                                                                ITEM 1
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                         LEINER HEALTH PRODUCTS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED
                                 (CONTINUED)


In connection with the Recapitalization, the Company deducted $1.1 million of deferred financing charges, net of income taxes of $0.8 million, from net income
(loss) as an extraordinary loss in the nine months ended December 31, 1997. Additionally, in connection with the Recapitalization, the Company incurred expenses of approximately $33.1 million, consisting of expenses of approximately $12.3 million related to Leiner Group's equity transactions, transaction bonuses granted to certain management personnel in the aggregate amount of approximately $5.2 million and compensation expense related to the in-the-money value of stock options of approximately $15.6 million. The compensation expense represented the excess of the fair market value of the underlying common stock over the exercise price of the options cancelled in connection with the Recapitalization.

The assumption of debt and the transfer of excess funds from Leiner Group related to the Recapitalization consist of the following (in thousands):

       Assumption of debt from Leiner Group:
          Senior Credit Facility                $  (149,736)
          Subordinated Debt                         (85,000)       $  (234,736)
                                                ------------
       Funds transferred from Leiner Group                             131,928
                                                                   -----------
            Recapitalization of Parent                             $  (102,808)
                                                                   -----------
                                                                   -----------

The net amount above was first applied against capital in excess of par value until that was exhausted and then against retained earnings.

NOTE 4 - Long-Term Debt

The New Credit Facility consists of two term loans ("Term Facility") due December 30, 2004 and December 30, 2005 in the amounts of $45 million and $40 million, respectively, and a revolving credit facility in the amount of $125 million (the "Revolving Facility"), made available in U.S. dollars to the Company (such portion, the "U.S. Revolving Facility") with a portion denominated in Canadian dollars made available to Vita Health (such portion, the "Canadian Revolving Facility"). The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. The Term Facility requires quarterly amortization payments of approximately 1% per annum over the next six years. Amortization payments scheduled during the period January 1, 1998 through December 31, 1998 total $0.85 million. Borrowings under the New Credit Facility bear interest at floating rates that are based on the lender's base rate (8.5% at December 31, 1997), the lender's Canadian prime rate (6.0% at December 31, 1997), LIBOR (5.9% at December 31, 1997) or the lender's banker's acceptance rate (4.82% at December 31, 1997), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated EBITDA and varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR - or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, and (b) for loans under the Term Facility, from 2.375% to 2.875% or 2.5% to 3.0% for LIBOR-based loans and from 1.375% to 1.875% or 1.5% to 2.0% for alternate base rate-based loans. As of December 31, 1997, the Company's interest rates were 8.03% for U.S. borrowings and 6.14% for Canadian borrowings under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving credit facility based on the Company's leverage ratio.


----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                     -7-

PART I                                                                ITEM 1
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                            LEINER HEALTH PRODUCTS INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     UNAUDITED
                                    (CONTINUED)


On July 30, 1997, the Company entered into an interest protection arrangement covering $29.5 million of its borrowings under the New Credit Facility.
Under this arrangement, the Company obtained a fixed interest rate of 6.17% for LIBOR instead of the fluctuating rate as described above and pays a fee of approximately $15.8 thousand per annum. That fee is charged to interest expense as incurred and payments received as a result of the cap are accrued as a reduction of interest expense on the floating-rate under the New Credit Facility. The agreement expires July 30, 2000.

The obligations of the Company under the U.S. Revolving Facility and the Term Facilities are guaranteed by the direct parent of the Company, PLI Holdings Inc. ("PLI Holdings") and by any direct or indirect U.S. subsidiaries of the Company. The obligations of Vita Health under the Canadian Revolving Facility are guaranteed by the Company, PLI Holdings, the Company's direct or indirect
U. S. subsidiaries, Vita Health and its direct or indirect subsidiaries. The New Credit Facility also is secured by substantially all the assets of the Company and any of its direct or indirect U.S. subsidiaries, all of the capital stock of the Company and any such direct or indirect U.S. subsidiaries, and 65% of the capital stock of any direct non-U.S. subsidiaries of the Company and its U.S. subsidiaries. The Canadian Revolving Facility is also secured by substantially all assets of Vita Health, its direct and indirect Canadian parents and any direct or indirect non-U.S. subsidiaries of the Company, and all of the capital stock of any such direct or indirect non-U.S. subsidiaries. The New Credit Facility contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and stockholder's equity. The Company was in compliance with all such financial covenants as of December 31, 1997. As of February 6, 1998, the Company had $37.4 million available under its New Revolving Facility.

Principal payments on long-term debt as of December 31, 1997 through fiscal 2002 and thereafter are (in thousands):

              FISCAL YEAR
              1998             ...........................  $       627
              1999             ...........................        1,614
              2000             ...........................        2,402
              2001             ...........................        2,321
              2002             ...........................          861
              Thereafter       ...........................      230,581
                                                            -----------
              Total            ...........................  $  $238,406
                                                            -----------
                                                            -----------

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


----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                     -8-

PART I                                                                ITEM 1
----------------------------------------------------------------------------
----------------------------------------------------------------------------
                         LEINER HEALTH PRODUCTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  UNAUDITED
                                 (CONTINUED)


NOTE 6 -- Contingent Liabilities

LITIGATION AND CLAIMS
---------------------

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of January 29, 1998, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 668 lawsuits of which 660 have been settled.

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

Of the remaining 8 cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the 8 currently pending claims not to exceed $1.3 million in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

OTHER
-----

In August 1997, the FDA announced a proposal to ban the use of yellow phenolphthalein in laxatives. The FDA reportedly took this action in response to certain studies which concluded that the administration of very high doses of yellow phenolphthalein could cause cancer in laboratory animals. The reports concerning these studies state that the dosages administered substantially exceeded the dosages commonly used by human beings. In response, the Company voluntarily discontinued production of its laxative product containing yellow phenolphthalein and notified its customers that they may return this product. Accordingly, the Company has provided approximately $0.4 million for estimated returns and inventory valuation reserves related to this action in the nine months ended December 31, 1997. The Company reformulated this product and started shipping the reformulated version in November 1997.


----------------------------------------------------------------------------
----------------------------------------------------------------------------

PART I                                                                  ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Company (1985) Ltd. of Canada ("Vita Health"), a wholly-owned subsidiary acquired January 30, 1997, for the three months ended December 31, 1997 ("third quarter of fiscal 1998") and the significant developments affecting its financial condition since March 31, 1997. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1997, which are included in the Company's Registration Statement on Form S-4 ("Registration Statement"), on file with the Securities Exchange Commission.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. A significant portion of the Company's sales and a more significant portion of the Company's operating income, therefore, occurs in the second half of the fiscal year as reflected in the table below (dollars in millions):


                                     NET SALES         OPERATING INCOME (LOSS)
                                -------------------    -----------------------
                                AMOUNT    % OF YEAR      AMOUNT      % OF YEAR
                                ------    ---------    ----------    ---------
Fiscal 1998
   First Quarter. . . . . . .   $  94.1       --       $ (28.2)(1)       --
   Second Quarter . . . . . .     112.2       --           5.3           --
   Third Quarter. . . . . . .     132.5       --          11.5           --

Fiscal 1997
   First Quarter. . . . . . .   $  70.6       18%      $   2.4            9%
   Second Quarter . . . . . .      85.6       22           1.1            4
   Third Quarter. . . . . . .     104.3       26           9.3           35
   Fourth Quarter . . . . . .     132.3       34          13.9           52
                                -------     -----      -----------     -----
                                $ 392.8      100%      $  26.7 (2)      100%
                                -------     -----      -----------     -----

(1) Includes expenses of $32.3 million which were incurred in connection with the Recapitalization. Without these expenses, operating income would have been $4.1 million.

(2) Includes expenses incurred in connection with the closure of the OTC liquid pharmaceuticals manufacturing facility, a management reorganization, non-cash stock compensation expense and the preparation of a registration statement in connection with a withdrawn initial public offering.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended December 31, 1996 and 1997.

                                                        PERCENTAGE OF NET SALES
                                                --------------------------------------
                                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    DECEMBER 31,        DECEMBER 31,
                                                --------------------------------------
                                                  1996      1997      1996       1997
                                                -------   -------   -------    -------
Net sales . . . . . . . . . . . . . . . . . . .  100.0%    100.0%    100.0%     100.0%
Cost of sales . . . . . . . . . . . . . . . . .   72.5      72.1      74.8       74.0
                                                -------   -------   -------    -------
Gross profit. . . . . . . . . . . . . . . . . .   27.5      27.9      25.2       26.0
Marketing, selling and distribution expenses. .   11.8      13.2      13.7       13.0
General and administrative expenses . . . . . .    4.8       5.1       5.4        6.0
Impairment and closure of OTC facility. . . . .    1.3        --       0.5         --
Management reorganization . . . . . . . . . . .    0.2        --       0.2         --
Expenses related to recapitalization of parent.     --       0.3        --        9.7
Amortization of goodwill. . . . . . . . . . . .    0.4       0.3       0.4        0.4
Other charges . . . . . . . . . . . . . . . . .    0.1       0.4       0.1        0.3
                                                -------   -------   -------    -------
Operating income (loss) . . . . . . . . . . . .    8.9       8.6       4.9       (3.4)
Interest expense, net . . . . . . . . . . . . .    1.9       4.4       2.5        4.0
                                                -------   -------   -------    -------
Income (loss) before income taxes and
 extraordinary item . . . . . . . . . . . . . .    7.0       4.2       2.4       (7.4)
Provision (benefit) for income taxes
 before extraordinary item. . . . . . . . . . .    3.0       2.3       1.0       (1.2)
                                                -------   -------   -------    -------
Income (loss) before extraordinary item . . . .    4.0       1.9       1.4       (6.2)
Extraordinary item. . . . . . . . . . . . . . .     --        --        --        0.3
                                                -------   -------   -------    -------
Net income (loss) . . . . . . . . . . . . . . .    4.0%      1.9%      1.4%      (6.5)%
                                                -------   -------   -------    -------
                                                -------   -------   -------    -------

Net sales for the third quarter of fiscal 1998 were $132.5 million, an increase of $28.2 million, or 27.1%, versus the third quarter of fiscal 1997. Sales from Vita Health, which was acquired in January 1997, accounted for $8.6 million of this increase. Excluding Vita Health net sales, the Company's net sales increased $19.6 million, or 18.8%, over the comparable period in fiscal 1997. For the nine months ended December 31, 1997, net sales increased by $78.3 million, or 30.1%, compared to the comparable period in fiscal 1997. Excluding Vita Health sales of $23.5 million, the Company's net sales increased $54.8 million or 21.0%.

The Company's sales growth was primarily attributable to volume growth in vitamins, which was due primarily to sales growth in the vitamin market. Excluding Vita Health sales, the Company's vitamin product sales increased by $21.5 million, or 25.1%, compared to the third quarter of the prior year. Management estimates that the overall U. S. vitamin market grew by over 31% in the 13 week period ended December 28, 1997. Sales growth among the Company's products was strongest in herbs and supplements. For the nine months ended December 31, 1997, the Company's vitamin sales, excluding Vita Health, were up $57.2 million, or 27.1%, compared to the comparable period in fiscal 1997 as the Company continues to emphasize higher growth products and to gain distribution in new channels. Sales of over-the-counter pharmaceuticals ("OTCs"), excluding Vita Health, decreased by $2.4 million and $2.7 million for the third quarter and nine month period, respectively, of fiscal 1998 as compared to the same periods in fiscal 1997, which is consistent with very low sales growth in the OTC market generally.

Gross profit margin was 27.9% for the third quarter of fiscal 1998, up slightly from 27.5% in the third quarter of the prior fiscal year. Gross profit for the third quarter increased by $8.3 million, up 29.1% from $28.7 million to $37.0 million in fiscal 1998. Excluding Vita Health, the increase in gross profit during the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 was $5.9 million, or 20.8%. The increase in gross profit during the quarter is primarily attributable to the higher sales volumes.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended December 31, 1997, gross profit increased by $22.4 million, or 34.0%, compared to the same period in fiscal 1997. Excluding Vita Health, gross profit for the nine months ended December 31, 1997 increased $15.6 million, or 23.6%, versus the comparable period in fiscal 1997. This increase is primarily volume related. Gross profit margin was 26.0%, a 0.8 percentage point increase in the nine months ended December 31, 1997, up from 25.2% in the comparable period in fiscal 1997.

Marketing, selling and distribution expenses together with general and administrative expenses (collectively, "Operating Expenses") for the third quarter of fiscal 1998 were 18.3% of net sales, a slightly higher percentage than the 16.6% in the prior year's comparable quarter. Operating Expenses in the third quarter of fiscal 1998 increased by $7.0 million, or 40.5%, as compared to the third quarter in fiscal 1997. Excluding Vita Health, Operating Expenses increased $5.2 million, or 30.3%. For the nine months ended December 31, 1997, Operating Expenses were 19.0% of net sales versus 19.1% in the prior year period, reflecting lower spending earlier in the year. The third quarter increase in Operating Expenses was primarily attributed to increased sales and marketing expenses and the timing of senior management bonus accruals. Because of the increased profitability of the Company (excluding expenses related to the Recapitalization), senior management bonuses were accrued in the first nine months of fiscal 1998 as compared with the prior year's bonuses, which were not accrued until the fourth quarter.

In the first nine months of fiscal 1998, the Company recorded expenses relating to the Recapitalization of $33.1 million, consisting primarily of compensation expenses related to the in-the-money value of stock options issued to certain management personnel of $15.6 million, management bonuses of $5.2 million, and expenses incurred by Leiner Group in connection with its capital raising activities of $12.3 million.

In the first nine months of fiscal 1997, the Company reorganized its management team. Expenses of $0.6 million were incurred relating to severance for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development, and include hiring and relocation expenses for the current Chief Financial Officer and other corporate officers.

Other charges for the third quarter of fiscal 1998 were $0.4 million, which compares to $0.1 million for the third quarter of fiscal 1997. The increase was due to the management fee increase of $0.3 million in the third quarter of fiscal 1998 arising primarily as a result of a consulting agreement entered into in connection with the Recapitalization.

In the third quarter, operating income was $11.5 million, a 23.2% increase over the prior year quarter. Excluding Vita Health, operating income increased by $1.6 million, or 16.8%, over the prior year period, primarily due to the increase in sales and gross profit as compared to the third quarter of fiscal 1997. For the nine months ended December 31, 1997, the Company recognized an operating loss of $11.5 million due to expenses incurred in connection with the Recapitalization of Leiner Group. Without these Recapitalization expenses, operating income would have been $21.6 million, an increase of $8.8 million, or 69.3%, over the comparable period in fiscal 1997.

Net interest expense increased by $3.9 million and $7.1 million during the third quarter and nine month period, respectively, of fiscal 1998, versus the comparable periods in fiscal 1997. This increase was due to an increase in the indebtedness of the Company approximating $85.6 million for the quarter and $129.8 million for the nine months ended December 31, 1997, as well as changes in the Company's debt structure and interest rates arising as a result of the Recapitalization and taking effect at the end of the first quarter of fiscal 1998.

The provision for income taxes for the third quarter of fiscal 1998 was $3.0 million or $0.2 million less than the third quarter of fiscal 1997. For the nine months ended December 31, 1997, the company recorded a benefit for income taxes of $4.2 million, which compares to an income tax provision of $2.8 million for the prior year period. Based on the latest estimates, the Company expects its effective tax rate to be approximately 54% for the remainder of fiscal 1998, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization, certain Recapitalization related expenses and certain accruals.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

The extraordinary loss recorded in the first nine months of fiscal 1998 represented the write-off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

Primarily as a result of the factors discussed above, net income of $2.5 million was recorded in the third quarter of fiscal 1998 as compared with net income of $4.1 million in the third quarter of fiscal 1997. For the nine months ended December 31, 1997, there was a loss of $21.9 million compared to net income of $3.6 million in the first nine months of fiscal 1997.

Other Information

Earnings before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") totaled $15.0 million for the third quarter of fiscal 1998, which was $1.6 million higher than the comparable period in fiscal 1997. Without the recapitalization related expenses that affected cash, EBITDA was $15.4 million for the third quarter of fiscal 1998, an increase of $2.0 million over the third quarter of fiscal 1997 EBITDA of $13.4 million. For the nine months ended December 31, 1997, EBITDA was $6.6 million.
Without the recapitalization related expenses that affected cash, EBITDA was $31.4 million, or $8.5 million greater than the comparable period in fiscal 1997. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Statements of Operations or Cash Flow data.


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

During the first nine months of fiscal 1998, net cash used in operating activities totaled $4.7 million. This resulted primarily from the net loss of $21.9 million for the first nine months offset by non-cash charges of $17.5 million. The net change in operating assets and liabilities was not significant. An increase in inventories of $38.2 million was offset by a decrease in accounts receivable of $14.1 million and an increase in accounts payable and other liabilities aggregating $23.8 million. These changes reflect the seasonality of the Company's business and the strategic decision to increase inventories in order to take advantage of certain opportunities to increase market share.

Net cash used in investing activities was $12.1 million in the first nine months of fiscal 1998. This was primarily due to net capital expenditures of $8.2 million, including $3.8 million in the third quarter. The major capital expenditures were related to investments in capacity expansion at the Garden Grove tableting facility and information systems improvements.

Net cash provided by financing activities was $16.1 million in the first nine months of fiscal 1998. This was primarily the result of the Recapitalization. In addition, Leiner Group made a capital contribution of approximately $1.8 million to the Company in December 1997; this amount represents the net proceeds of an employee stock offering by Leiner Group.

FINANCING ARRANGEMENTS

The New Credit Facility provides for term loan borrowings in an aggregate principal amount of $85.0 million, consisting of $45.0 million maturing seven and one-half years following June 30, 1997 and $40.0 million maturing eight and one-half years following June 30, 1997, and U.S. and Canadian revolving credit facilities with aggregate availability of $125.0 million, of which $74.8 million was drawn down in connection with the Recapitalization. As of February 6, 1998, the Company's unused availability under the New Credit Facility was approximately $37.4 million. The Revolving Credit Facility will mature six years after June 30, 1997, and includes letter of credit and swingline facilities. Borrowings under the New Credit Facility bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined), and accordingly, the Company's financial condition and performance is and will continue to be affected by changes in interest rates.
 The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.4 million of its indebtedness under the New Credit Facility that provides a cap of 6.17% for LIBOR. The New Credit Facility imposes certain restrictions

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay the Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a fixed charge coverage ratio.

On November 12, 1997, the Company's registration statement on Form S-4 was declared effective in connection with the Company's offer to exchange (the "Exchange Offer") up to $85,000,000 aggregate principal amount of its 9 5/8% Senior Subordinated Notes due 2007 registered under the Securities Act of 1933 (the "New Notes") for a like principal amount of the Notes. The Exchange Offer was consummated on December 16, 1997, when all of the Notes were exchanged for a like principal amount of New Notes. The Company may be required to purchase the New Notes upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the New Credit Facility. The Indenture imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the New Credit Facility, amounting to approximately U.S. $13.6 million as of December 31, 1997, is denominated in Canadian dollars. All other outstanding borrowings under the New Credit Facility, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At December 31, 1997, borrowings under the New Credit Facility bore interest at a weighted average rate of 7.85% per annum. The Notes bear interest at a rate of 9.625% per annum.

The Company intends to establish a new packaging and distribution facility in York County, South Carolina. As this new facility becomes operational, other facilities located in the midwestern United States may be closed. The Company expects to incur expenses estimated at approximately $1.9 million annually through fiscal year 1999 in connection with the establishment of the new facility and the closure of the midwestern U.S. facilities. The Company will lease this new facility under a prearranged, assigned purchase and leaseback facility that will provide the financing for its construction, at an estimated incremental annual lease expense, net of lease costs for the facilities currently expected to be closed, of $1.4 million.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including statements regarding, without limitation, (i) the Company's growth strategies; (ii) trends in the Company's business; and (iii) the Company's future liquidity requirements and capital resources.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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




-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART II                                                        OTHER INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

         10.1 Stockholders Agreement, dated as of June 30, 1997, among Leiner Health Products Group Inc., North Castle Partners I, L.L.C., AEA Investors Inc., and each other person who is or, becomes a party thereto.

         10.2 Stock Purchase Plan of Leiner Health Products Group Inc. as adopted by the Board of Directors of Leiner Health Products Group Inc. on November 17, 1997.

     Reports on Form 8-K:

         None.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEINER HEALTH PRODUCTS INC.

                                        By:  /s/ WILLIAM B. TOWNE
                                            --------------------------------
                                             William B. Towne
                                             Executive Vice President, Chief
                                             Financial Officer, Director,
                                             Treasurer and Secretary

Date:    February 12, 1998




-------------------------------------------------------------------------------
-------------------------------------------------------------------------------