Form 10-K405
period 1998-03-31
LEINER HEALTH PRODUCTS INC
filed 1998-06-29
CIK 1043055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                        COMMISSION FILE NUMBER 333-33121

                            ------------------------

                          LEINER HEALTH PRODUCTS INC.

             (Exact name of registrant as specified in its charter)

                            ------------------------

                  DELAWARE                             95-3431709
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

                901 EAST 233RD STREET, CARSON, CALIFORNIA 90745
                                 (310) 835-8400

         (Address and telephone number of principal executive offices)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of June 15, 1998, there were 1,000 shares of the registrant's Common Stock, par value $0.01, outstanding, none of which were held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          LEINER HEALTH PRODUCTS INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.

  Item 1.     Business.....................................................................................           4

  Item 2.     Properties...................................................................................          17

  Item 3.     Legal Proceedings and Product Liability......................................................          18

  Item 4.     Submission of Matters to a Vote of Security Holders..........................................          19

PART II.

  Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................          20

  Item 6.     Selected Financial Data......................................................................          20

  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........          23

  Item 8.     Financial Statements and Supplementary Data..................................................          30

  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          30

PART III.

  Item 10.    Directors and Executive Officers.............................................................          31

  Item 11.    Executive Compensation.......................................................................          33

  Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................          36

  Item 13.    Certain Relationships and Related Transactions...............................................          37

PART IV.

  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          39

    The data contained in this Form 10-K with respect to the Company's relative market share and competitive position are based on retail sales, and are approximations based on Company estimates and industry sources, including FIND/SVP ("Packaged Facts"), Information Resources, Inc. ("IRI Infoscan"), Multi-Sponsor Survey, Inc. ("Gallup"), Council for Responsible Nutrition ("CRN Data") and Marketing and Management Information, Inc. ("MMI Data"). The Company believes that such data are inherently imprecise, but are generally indicative of its relative market share and competitive position. Market share data are for the food, drug and mass merchandisers' sector of the vitamin industry ("Mass Market") in the U.S. only and do not include Canadian market share information for Vita Health.

                                     PART I
                                     ITEM 1
                                    BUSINESS

GENERAL

    Leiner Health Products Inc. ("Leiner" or the "Company") is the nation's largest manufacturer of vitamins, minerals, and nutritional supplements and distributes its products primarily through Mass Market retailers. The Company has a share of over 20% of all Mass Market vitamin sales in the United States, and a share of over 45% of the Mass Market private label segment. Leiner's U.S. vitamin sales have grown at a compound annual rate of more than 18% per year over the last six years, over one and one half times the U.S. industry growth rate. Leiner is also one of the nation's largest private label over-the-counter ("OTC") pharmaceuticals manufacturers, with 15.4% of its sales in OTC pharmaceutical and other products. In January 1997, the Company acquired Vita Health Products Inc. ("Vita Health"), the second largest private label vitamin and OTC pharmaceuticals manufacturer in the Canadian market.

    The Company sells a full line of vitamin products, including more than 500 products in more than 10,000 stock keeping units ("SKUs"). The Company's products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. The Company's vitamin products include national brand equivalents which compare to the dietary ingredients contained in CENTRUM-REGISTERED TRADEMARK-, ONE-A-DAY-REGISTERED TRADEMARK-and GINSANA-REGISTERED TRADEMARK-, natural vitamin products such as vitamins C and E and folic acid, minerals such as calcium and herbal products such as St. John's wort, echinacea and ginkgo biloba. The Company's vitamin products are sold under its customers' store names ("private label products"), as well as under its own YOUR LIFE-REGISTERED TRADEMARK-brand. The Company estimates that private label vitamin products account for approximately 33% of total vitamin product sales by Mass Market retailers in the United States and accounted for approximately 57% of Leiner's total fiscal 1998 sales (excluding sales by Vita Health). The Company also markets over 100 different OTC pharmaceutical products in over 2,000 SKUs, including products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories.

    The Company's vitamin products are sold in all 50 states through more than 50,000 retail outlets, including drug store, supermarket, mass merchandising, and warehouse club chains, as well as in convenience stores and through United States military outlets worldwide. Leiner is the vitamin category manager for many leading retailers. The Company's vitamin product customers include 9 of the country's 10 largest drug store chains (including Walgreens, American Stores, Eckerd, CVS and Rite Aid), 8 of the 10 largest supermarket chains (including Safeway, Winn-Dixie, Albertson's, A&P and Lucky Stores), 8 of the 10 largest mass merchandising chains (including Wal-Mart, Target and Kmart and the two largest warehouse club chains (Sam's Club and Costco). The Company is also expanding into channels outside of its core market of food, drug and mass merchandisers. These new channels include television retailing and contract manufacturing.

    Vita Health is currently the second largest industry participant in Canada in terms of both private label sales and total sales. Vita Health has built strong relationships with Canada's largest Mass Market retailers, a Mass Market customer base that matches well with Leiner's customer base. Vita Health also has a strong position in the health food channel in Canada, a distribution channel Leiner is in the process of entering in the United States. Vita Health sells to more than 500 retail accounts across Canada.

    The Company was incorporated in the state of Delaware in 1987. It is a wholly-owned subsidiary of PLI Holdings Inc. ("PLI Holdings"), a Delaware corporation, which is itself a wholly-owned subsidiary of Leiner Health Products Group Inc. ("Leiner Group"). Leiner Group, a Delaware Corporation, was recapitalized effective June 30, 1997. See "Recapitalization".

    The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal year" refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 1998 are references to the Company's fiscal year ended March 31, 1998).

RECAPITALIZATION

    On June 30, 1997, Leiner Group, completed a leveraged recapitalization transaction (the "Recapitalization"). The Recapitalization was effected pursuant to a Stock Purchase Agreement and Plan of Merger, dated as of May 31, 1997 (the "Recapitalization Agreement") among Leiner Group, North Castle Partners I, L.L.C. ("North Castle"), and LHP Acquisition Corp., a wholly-owned subsidiary of North Castle (the "Merger Entity"). North Castle, a Delaware limited liability company, is an investment fund formed by Mr. Charles F. Baird, Jr., to effect the Recapitalization. Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211.1 million, issued $80.4 million of new shares of the recapitalized Leiner Group to North Castle, issued $85 million of Senior Subordinated Notes (the "Notes"), and established a $210 million senior secured credit facility that provides for both term and revolving credit borrowings. Immediately upon consummation of the Recapitalization, the obligations of Leiner Group under the Notes and the Credit Facility were assigned to and assumed by the Company. The Recapitalization was accounted for as a recapitalization of Leiner Group which had no impact on the historical basis of assets and liabilities as reflected in the Company's consolidated financial statements.

    Upon consummation of the Recapitalization, (i) current managers and employees of the Company who had been existing shareholders had some of their existing common stock exchanged for cash, but together with Mr. Baird, retained approximately 8.3% of Leiner Group equity (consisting of approximately 58.6% of the non-voting Leiner Group common stock and 5.6% of the voting Leiner Group common stock) and received rights under certain circumstances to receive Leiner Group common stock ("Equity Rights") equal to approximately 7.4% of Leiner Group equity, as well as certain warrants to acquire Leiner Group common stock ("Warrants"), (ii) AEA Investors Inc. and certain of its co-investors (the "AEA Group") and certain former managers of the Company, all of whom had been existing shareholders, had most of their common stock purchased for cash, but also retained Leiner Group common stock equal to approximately 10.1% of Leiner Group equity (consisting of approximately 41.4% of the non-voting Leiner Group common stock and 8.8% of the voting Leiner Group common stock), as well as Warrants, and (iii) North Castle acquired the remainder of Leiner Group equity, primarily through the purchase of newly issued voting Leiner Group common stock equal to approximately 73.8% of Leiner Group equity for a cash investment of $80.4 million. In connection with the Recapitalization, existing stock options held by management shareholders were cashed out, exercised for common stock, or converted into Equity Rights.

    In connection with the Recapitalization, the Company established a management transaction bonus pool of $5.2 million which was paid by the Company following consummation of the Recapitalization.

    A portion of a minority preferred stock interest in Vita Health was redeemed in connection with the Recapitalization. The portion that remained outstanding was redeemed in April 1998 for $1.0 million in cash.

PRODUCTS

    The following table sets forth the sales of the Company's vitamin, OTC pharmaceutical and other product lines from fiscal 1994 through fiscal 1998 (in millions):

                                                                    FISCAL YEARS ENDED MARCH 31,
                                                                   -------------------------------
                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Vitamin products.................................................  $   267.7  $   321.7  $   424.7
OTC pharmaceuticals..............................................       58.8       61.3       61.1
Other products...................................................       11.9        9.8       16.3
                                                                   ---------  ---------  ---------
  Total..........................................................  $   338.4  $   392.8  $   502.1
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    VITAMIN PRODUCTS. The Company sells a full line of vitamin products, including more than 500 products in more than 10,000 SKUs. The Company's products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. The Company's vitamin products include national brand equivalents which compare to the dietary ingredients contained in CENTRUM-REGISTERED TRADEMARK-, ONE-A-DAY-REGISTERED TRADEMARK-and GINSANA-REGISTERED TRADEMARK-, natural vitamin products such as vitamins C and E and folic acid, minerals such as calcium and herbal products such as St. John's wort, echinacea and ginkgo biloba. In addition, Leiner's YOUR LIFE-REGISTERED TRADEMARK-brand is one of the nation's largest broadline vitamin product brands. Sales of vitamins C and E, in the aggregate, accounted for approximately 36% of the Company's sales in fiscal 1998 (excluding sales by Vita Health).

    Vita Health produces more than 350 different types of vitamins and minerals. However, the majority of Vita Health's sales in this segment are concentrated in a few core product categories. The top 5 product categories, which comprise over one-half of Vita Health's vitamin sales, are vitamin C products, vitamin E products, multivitamins, herbal products and glucosamine. Vita Health has extensive experience and expertise with herbal products which is the fastest growing segment of the United States vitamin market.

    OTC PHARMACEUTICALS. The Company markets over 100 different OTC pharmaceutical products in over 2,000 SKUs, including products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories. The Company sells its OTC pharmaceuticals under its customers' private labels as well as its own broadline brand, PHARMACIST FORMULA-REGISTERED TRADEMARK-, first introduced in 1989.

    Vita Health's OTC pharmaceutical sales are primarily analgesic products and cough and cold products. In Canada, there are two primary classes of analgesic products, those with codeine and those without. Vita Health produces both types of products.

    SERVICES; OTHER PRODUCTS. The Company offers drug repackaging services to major prescription pharmaceutical wholesalers and a major drug store chain. In addition, the Company performs contract manufacturing services on a limited basis for selected consumer products companies. In order to leverage further its existing distribution system and marketing expertise, the Company markets certain niche products. For example, the Company developed and markets the BODYCOLOGY-REGISTERED TRADEMARK- line of hair, skin and bath care products.

CUSTOMERS

    The Company's vitamin products are sold in all 50 states through more than 50,000 retail outlets, including drug store, supermarket, mass merchandising, and warehouse club chains, as well as in convenience stores and through the United States military outlets worldwide. Leiner is the vitamin category manager for many leading retailers. The Company's vitamin product customers include 9 of the country's 10 largest drug store chains (including Walgreens, American Stores, Eckerd, CVS and Rite Aid), 8 of the 10 largest supermarket chains (including Safeway, Winn-Dixie, Albertson's, A&P and Lucky Stores), 8 of the 10 largest mass merchandising chains (including Wal-Mart, Target and Kmart) and the two largest warehouse club chains (Sam's Club and Costco). The Company has over 175 active U.S. customers. In fiscal 1998, Wal-Mart Stores, Inc. and Costco accounted for approximately 26% and 10%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 1998. The Company's top ten customers in the aggregate accounted for approximately 67% of the Company's sales for fiscal 1998.

BACKLOG ORDERS

    The Company had approximately $19.1 million in backlog orders, believed to be firm, as of March 31, 1998. Substantially all of these orders will be shipped in fiscal 1999. The Company had $13.0 million in backlog orders, believed to be firm, as of March 31, 1997.

PURCHASED MATERIALS

    The Company purchases from third party suppliers certain important ingredients and products that the Company cannot manufacture. Although the Company currently has supply arrangements with several suppliers of these ingredients and products, and the Company's purchased materials are generally available from numerous sources, an unexpected interruption of supply could materially adversely affect the Company's results of operations. Two suppliers provided approximately 27% of the materials purchased during fiscal 1998 by the Company. No other single supplier accounts for more than 10% of the Company's material purchases.

COMPETITION

    The markets for the Company's products are highly competitive. The Company competes on the basis of customer service, product quality, pricing and marketing support. In the Mass Market vitamin product business, the Company believes that its major U.S. competitors are Pharmavite Corp., Rexall Sundown, Inc. and NBTY, Inc. (manufacturer of Nature's Bounty vitamin products). In the OTC pharmaceuticals business, the Company believes its major U.S. competitor is Perrigo Company.

    In the United States, the Company sells substantially all of its vitamin products to Mass Market and warehouse club retailers. Although the Company does not currently participate significantly in other U.S. distribution channels such as health food stores, direct mail and direct sales, the Company's products may face competition from such alternative channels as more customers utilize these channels of distribution to obtain vitamin products.

    The Company competes with other major private label and broadline brand manufacturers, certain of which are larger and have access to greater resources than the Company. Among other factors, competition among private label manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's results of operations or market position could be adversely affected. However, the Company believes that it competes favorably with other companies because of its (i) low manufacturing costs, (ii) sales and marketing strategies, (iii) customer service (including complexity and speed of delivery) and (iv) reputation of being a quality supplier of products.

    The Company also competes with manufacturers of nationally advertised brand name products such as American Home Products Corp., Bayer Group and Bristol-Myers Squibb Co., which are larger and have resources substantially greater than those of the Company, and are substantially less leveraged than the Company. In the future, one or more of these companies could seek to compete more directly with the Company by manufacturing private label products or by significantly lowering the prices of their national brand products. The Company believes, however, that the mass-oriented manufacturing and marketing methods used by national brand manufacturers are less suited to the customized packaging and marketing requirements of private label customers, which the Company satisfies by utilizing its packaging and graphics facilities.

EMPLOYEES

    As of March 31, 1998, the Company had approximately 1,683 full-time employees. Approximately 439 employees were engaged in executive or administrative capacities and approximately 1,244 employees were engaged in manufacturing, packaging or distribution. In addition, as of March 31, 1998, the Company employed approximately 835 temporary employees. The large number of temporary employees gives the Company significant flexibility to adjust staffing levels in response to seasonal fluctuations in demand. Certain of the Vita Health employees have voted to be represented by a collective bargaining unit. The Company and the collective bargaining unit are currently in negotiations. The Company considers its relations with its employees to be good.

GOVERNMENT REGULATION

    The manufacturing, processing, formulation, packaging, labeling, advertising and sale of the Company's products are subject to regulation by one or more United States and Canadian federal agencies, including the FDA, the FTC, the CPSC and Health Canada. The activities are also regulated by various agencies of the states, provinces and localities in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by voluntary standard organizations, such as the USP.

    FDA. The United States Food and Drug Administration exercises authority over three aspects of the Company's business: (i) the labeling and marketing of dietary supplements, (ii) the labeling and marketing of OTC pharmaceuticals and
(iii) the operation of its manufacturing and packaging facilities.

    DIETARY SUPPLEMENTS. The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994 and amends the Federal Food, Drug and Cosmetic Act to (i) define dietary supplements, (ii) expand with certain limitations the number of products that can be marketed as dietary supplements,
(iii) permit "structure/function" statements for all vitamin products, including herbal products and other nutritional supplements, and (iv) permit the use of certain published literature in the sale of vitamin products. Dietary supplements are regulated as food products under DSHEA, and the FDA is prohibited from regulating the dietary ingredients in supplements as food additives, or the supplements as drugs, unless product claims trigger drug status.

    DSHEA provides for specific nutritional labeling requirements for dietary supplements. The final FDA labeling regulations will be effective March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, including describing the positive effects on general well-being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, DSHEA also authorizes the FDA to promulgate current good manufacturing practices specific to the manufacture of dietary supplements, to be modeled after food current good manufacturing practices. The Company currently manufactures its dietary supplement products pursuant to the more detailed OTC pharmaceutical "Current Good Manufacturing Practices for Finished Pharmaceutical's" ("cGMP").

    The Company cannot determine what effect the FDA's future regulations, when and if promulgated, would have on its business in the future. Such regulations could, however, among other things, require expanded documentation of the properties of certain products, or scientific substantiation regarding ingredients, product claims or safety. In addition, the Company cannot predict whether new legislation regulating the Company's activities will be enacted, or what effect any such legislation would have on the Company's business.

    OTC PHARMACEUTICALS. FDA regulation of OTC pharmaceuticals takes two forms. Most of the Company's OTC pharmaceutical products are governed by FDA monographs covering well-known ingredients and specifying, among other things, permitted claims, required warnings and precautions, allowable combinations of ingredients and dosage levels. Marketing a product governed by a monograph or pending monograph requires no prior approval of the FDA, only compliance with the applicable monograph. Monographs may be changed from time to time, requiring formulation, packaging or labeling changes for an affected product. While such changes may cause the Company to incur costs to comply with such changes, disruption of distribution or material obsolescence of inventory due to any such changes is not likely.

    In the future, the Company may desire to market as over-the-counter products previously "prescription only" pharmaceuticals ("Rx-to-OTC switch products"), which require FDA approval before the products can be marketed. The marketing of such products by the Company will require that the Company obtain FDA approvals or arrange to obtain such products from manufacturers that have obtained FDA approval. In addition, the Drug Price Competition & Patent Term Restoration Act of 1984 (the Hatch-

Waxman Amendments to the Federal Food, Drug, and Cosmetic Act) gives a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx-to-OTC switch product. Unless Leiner establishes relationships with such companies having exclusive marketing rights, the Company's ability to market Rx-to-OTC switch products and offer its customers products comparable to national brand products would be delayed until the expiration of the exclusivity granted to the company initiating such a switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company would obtain such approvals to market Rx-to-OTC switch products or, alternatively, that the Company would be able to obtain such products from other manufacturers.

    The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the Drug Enforcement Administration (DEA) to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine. While certain of the Company's OTC pharmaceutical products contain pseudoephedrine, none of the Company's products contain ephedrine, a chemical compound that is distinct from pseudoephedrine. Pseudoephedrine is a common ingredient in decongestant products manufactured by the Company and other pharmaceutical companies.

    MANUFACTURING AND PACKAGING. All facilities where foods (including dietary supplements) and pharmaceuticals are manufactured, packed, warehoused, or sold must comply with the FDA manufacturing standards applicable to that type of product. All of the Company's products are manufactured according to the cGMP. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall. The Company believes that its facilities are in compliance in all material respects with the cGMPs and other applicable requirements for each facility.

    CPSC. The United States Consumer Product Safety Commission ("CPSC") has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals, that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have such closures, and has adopted rules on the testing of such closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

    FTC. The United States Federal Trade Commission ("FTC") exercises primary jurisdiction over the advertising and other promotional practices of food and OTC pharmaceuticals marketers, and has concurrent jurisdiction with the FDA over the advertising and promotional practices of marketers of dietary supplements. The FTC has historically applied a different standard to health-related claims than the FDA; the FTC has applied a "substantiation standard," which is less restrictive than the standard under the NLEA. The FTC NLEA enforcement policy uses FDA regulations as a baseline (and safe harbor) and permits (i) nutrient content descriptions that are reasonable synonyms of FDA-permitted terms, and
(ii) qualified health claims not approved by FDA where adequate substantiation exists for the qualified or limited claims.

    STATE REGULATION. All states regulate foods and drugs under local laws that parallel federal statutes. Because the NLEA gave the states the authority to enforce many labeling prohibitions of the Federal Food, Drug, and Cosmetic Act, after notification to the FDA, the Company and other dietary supplement manufacturers may be subject to increasing state scrutiny for NLEA compliance, as well as increasing FDA review. The Company is also subject to California Proposition 65 and similar state consumer health and safety regulations which could have a potential impact on the Company's business if any of the Company's products were ever found not in compliance. The Company is not engaged in any enforcement or other regulatory actions and is not aware of any products which are not in compliance with California Proposition 65 and other similar state regulations.

    USP. The United States Pharmacopoeia Convention, Inc. is a non-governmental, voluntary standard-setting organization. Its drug standards are incorporated by reference into the Federal Food, Drug, and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most OTC pharmaceuticals. The FDA requires USP compliance as part of cGMP.

    The USP began adopting standards for vitamin and mineral dietary supplements in 1994. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. These standards are codified in the USP Monographs and the USP Manufacturing Practices. In 1995, USP compliance included the standards for disintegration and dissolution. While USP standards for vitamins are voluntary, and not incorporated into federal law, customers of the Company may demand that products they are supplied meet these standards. Label claims of compliance with the USP may expose a company to FDA scrutiny for such claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company's vitamin products (excluding certain nutritional supplements products for which no USP standards have been adopted) are formulated to comply with existing USP standards.

    CANADIAN REGULATION. In Canada, the Company's products are subject to federal and provincial law, particularly federal drug legislation. Government regulation under the Food and Drug Act and the regulations thereunder (the "Canadian Act") which require regulatory approvals of such products through a drug identification number ("DIN") or general proprietary number ("GP") by Health Canada--Health Protection Branch (the "HPB"). All substances sold for ingestion by humans are regulated either as a food or drug under the Canadian Act. In addition, certain of the Company's products are subject to government regulation under the Canadian Controlled Drugs and Substances Act and the regulations thereunder ("CDSA"). The Canadian Act and the CDSA are enforced by the HPB.

    The Canadian Act governs the processing, formulation, packaging, labeling, advertising and sale of the Company's products and regulates what may be represented to the public on labels and in promotional material, in respect of the properties of the various products. The Canadian Act also provides that any drugs sold in Canada must have a label affixed thereto which shows certain information such as its proper scientific or common name, the name and address of the manufacturer, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, no person may sell a drug unless it has been assigned a DIN or GP. DINs and GPs are obtained through an application to the HPB. Regulations under the Canadian Act require all manufacturers to pay annual fees for their DINs and GPs. HPB approval for the sale of the Company's products may be subject to significant delays despite the Company's best efforts.

    The CDSA governs the manufacture and sale of controlled substances as defined in the CDSA. The CDSA contains requirements for licenses of the factory, approved security, a qualified person in charge of the factory and detailed record keeping in connection with the manufacturing of controlled substances.

    Regulations under the Canadian Act set out mandatory and rigorous procedures, practices and standards for manufacturers. Health Canada performs inspections of companies in the industry to ensure compliance with the Canadian Act and the CDSA. For each of the Company's products, the development process, the manufacturing procedures, the use of equipment, and laboratory practices and premises must comply with Good Manufacturing Practices and Establishment Licensing regulations under the Canadian Act.

    The Company's herbal products which are being marketed with drug claims or which contain drug substances require regulatory approval in the form of a DIN or GP issued by Health Canada. Approvals are based on traditional references and are approved as Traditional Herbal Medicines. In addition, the Canadian government has established a panel to review the regulatory framework for natural products. If the Canadian government implements new or amended requirements for natural products it may result in additional costs to the Company for the requisite regulatory approval, delay the entry of some products onto the market or adversely affect sales of herbal products.

INTELLECTUAL PROPERTY

    The Company regards its trademarks and other proprietary rights as valuable assets and believes they are important in the marketing of the Company's products. Among the Company's most significant trademarks are YOUR LIFE-REGISTERED TRADEMARK-, PHARMACIST FORMULA-REGISTERED TRADEMARK-, DAILY PAK-REGISTERED TRADEMARK-, CENTRAL-VITE-REGISTERED TRADEMARK- and BODYCOLOGY-REGISTERED TRADEMARK-. The Company has registered its marks in the United States and more than thirty foreign countries. Leiner now owns 121 trademark registrations in the United States and 101 registrations abroad, as well as 61 pending applications for registration of trademarks in the United States and 49 pending application in other countries. The Company intends to maintain the foreign and domestic registrations of its trademarks so long as they remain valuable to its business. The Company vigorously polices its marks and protects them from infringement.

    The Company does not currently have any patents on its proprietary processes. The Company believes that it can better protect its trade secrets by maintaining the confidentiality of the relevant information.

ENVIRONMENTAL MATTERS

    The Company is subject to various United States and Canadian federal, state, provincial and local environmental laws and regulations. The costs of complying with such laws and regulations have not been, and are not expected to have a material adverse effect on the business of the Company.

RISK FACTORS

    SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS. As a result of the Recapitalization, the Company is highly leveraged, with indebtedness that is very substantial in relation to its shareholder's equity. The Credit Facility (as defined below) and the indenture governing the Notes will permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations. The Company will be required to repay the $144.4 million in term loans under the Amended Credit Agreement over the seven and one-half year period following May 15, 1998, with scheduled principal payments of $1.5 million annually for the first five years, $48.7 million in the sixth year, $66.5 million in the seventh year, and $21.6 million in the final six months. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003. The Company expects that its working capital needs will require it to obtain replacement revolving credit facilities at that time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Arrangements."

    The Company's high degree of leverage could have important consequences to holders of Notes, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations and other purposes, including investments in research and development and capital spending; (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or changing market conditions and regulations.

    The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, product pricing pressures, the response of competitors, regulatory developments, and delays in implementing strategic projects. The Company's ability to meet its debt service and other obligations may depend in significant part on the extent to which the Company can implement successfully its business strategy. There can be no assurance that the Company will be able to implement its strategy fully or that the anticipated results of its strategy will be realized.

    If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital, or to refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for the payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In addition, because the Company's obligations under the Amended Credit Facility will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations. The Company entered into an interest protection arrangement effective July 30, 1997 for a period of three years with respect to $29.5 million of its indebtedness under the Credit Facility that provides a cap of 6.17% on the interest rates payable thereon. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Financing Arrangements."

    SUBORDINATION OF NOTES. The Notes are unsecured, senior subordinated obligations of Leiner, and as such, are subordinated in right of payment to all existing and future senior debt of Leiner, including indebtedness of Leiner under the Credit Facility and Leiner's guarantee of indebtedness of Vita Health under the Credit Facility. The Notes rank PARI PASSU with all senior subordinated indebtedness of Leiner, if any, and rank senior to all subordinated indebtedness of Leiner, if any. The Notes are also effectively subordinated to all secured indebtedness of Leiner to the extent of the value of the assets securing such indebtedness, and to all existing and future obligations and liabilities of Leiner's subsidiaries. The obligations of Leiner under the Credit Facility are secured by substantially all of the assets of Leiner and any future U.S. subsidiary of Leiner and a pledge of the capital stock of Leiner and any such subsidiary and 65% of the capital stock of any direct foreign subsidiary of Leiner. The obligations of Vita Health under the Credit Facility are additionally secured by substantially all of the assets of Vita Health and its Canadian parents and subsidiaries.

    In the event of bankruptcy, liquidation, dissolution, reorganization or any similar proceeding regarding Leiner, or any default in payment or acceleration of any debt thereof, the assets of Leiner will be available to pay obligations on the Notes only after the senior debt of Leiner has been paid in full, and there may not be sufficient assets remaining to pay amounts due on all or any of such Notes. See "Description of the Notes--Subordination."

    RESTRICTIVE FINANCING COVENANTS. The Credit Facility contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios, and certain of these ratios and tests may be more restrictive in future years. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Credit Facility that would permit the lenders thereunder to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and terminate their commitments to make further extensions of credit thereunder, and the Company could be prohibited from making any payments on the Notes. In addition, the indenture governing the Notes contains a number of restrictive covenants relating to the Company. These covenants, however, are subject to a number of exceptions and limitations, and may not afford holders of the Notes with protection in the event of a highly-leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders of the Notes.

    CHANGE OF CONTROL. Upon the occurrence of a Change of Control (as defined in the indenture governing the Notes), the Company will be required to make an offer to purchase all of the outstanding Notes at a price equal to 101% of the principal amount thereof at the date of purchase plus accrued and unpaid interest, if any, to the date of purchase. The occurrence of certain of the events that would constitute a Change of Control under the indenture governing the Notes would constitute a default under the Credit Facility and might constitute a default under other indebtedness of the Company. In addition, the Credit Facility prohibits the purchase of the Notes in the event of a Change of Control, unless and until such time as the indebtedness under the Credit Facility is repaid in full. The Company's failure to purchase the Notes in such instance would result in a default under each of the indenture governing the Notes and the Credit Facility. The inability to repay the indebtedness under the Credit Facility, if accelerated, could have material adverse consequences to the Company and to the holders of the Notes. Future indebtedness of the Company may also contain prohibitions of certain events or transactions that could constitute a Change of Control or require such indebtedness to be repurchased upon a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Credit Facility and the Notes.

    FRAUDULENT TRANSFER CONSIDERATIONS. The incurrence of the indebtedness evidenced by the Notes may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of the Company.

    CONTROL OF THE COMPANY. North Castle holds approximately 84% of the issued and outstanding Leiner Group voting common stock. Pursuant to the terms of the Leiner Group Stockholders Agreement, dated as of June 30, 1997 (the "Stockholders Agreement"), and entered among Leiner Group, North Castle, AEA Group, and certain other shareholders represented by AEA Group in connection with the Recapitalization, the AEA Group has the power to elect one member of Leiner Group's Board of Directors and North Castle has the power to elect the remaining directors of Leiner Group, and through Leiner Group, all the directors of Leiner. Accordingly, North Castle controls the Company and has the power to appoint new management and approve any action requiring the approval of the holders of Group common stock, including adopting amendments to Leiner Group's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. There can be no assurance that the interests of North Castle will not conflict with the interests of the holders of the Notes. Under North Castle's operating agreement, Mr. Baird has authority and discretion over the business, affairs and operations of North Castle. See "Item 10. Directors and Executive Officers" and "Item 13. Certain Relationships and Related Transactions."

    EFFECT OF RESEARCH AND PUBLICITY ON VITAMIN PRODUCT BUSINESS. The Company believes the growth experienced in the last several years by the vitamin product business is based largely on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamin products. Various studies published since 1992 by researchers at major universities have suggested an association between regular consumption of antioxidant supplements such as vitamins E and C and selenium and a reduced risk of certain diseases and including heart disease, cancer and Alzheimer's disease. In addition, certain other studies have reported that consumption of folic acid (a B vitamin) can aid prevention of heart disease and neural tube birth defects. Such research has been described in major medical journals, magazines, newspapers and television programs. However, certain recent studies relating to certain antioxidants have produced results contrary to the favorable indications of other prior and subsequent studies. The scientific research to date with respect to antioxidants and certain other of the Company's products, including Dehydroepiandrosterone ("DHEA") is not conclusive, and there can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company's sales of vitamin products could be materially adversely affected.

    POTENTIAL FOR INCREASED GOVERNMENT REGULATION. The manufacturing, processing, formulation, packaging, labeling, advertising and sale of the Company's products are subject to regulation by one or more United States and Canadian federal agencies, including FDA, the FTC, CPSC and Health Canada. The Company's activities are also regulated by various agencies of the states, provinces, localities and countries in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by voluntary standard organizations, such as the USP. See "--Government Regulations."

    RELIANCE ON CERTAIN CUSTOMERS AND CERTAIN PRODUCTS. The Company has over 175 active U.S. customers. In fiscal 1998, Wal-Mart Stores, Inc. and Costco. accounted for approximately 26% and 10%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 1998. The Company's top ten customers in the aggregate accounted for approximately 67% of the Company's sales for fiscal 1998. Sales of vitamins C and E, in the aggregate, accounted for approximately 34% of the Company's sales in fiscal 1998 (excluding sales by Vita Health). If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company's results of operations could be materially adversely affected.

    DISRUPTION OF OPERATIONS. Beginning in fiscal 1994, the Company implemented a major facilities consolidation, capacity expansion and equipment modernization program with respect to its western U.S. facilities, whereby the Company consolidated its western U.S. facilities into a smaller number of larger units with modern equipment and expanded capacity for the purpose of realizing certain cost savings and manufacturing efficiencies. The Company believes further cost reduction opportunities exist with respect to its eastern U.S. facilities and plans to consolidate its three existing eastern U.S. packaging and distribution facilities into a new facility in York County, South Carolina, an area just south of Charlotte, North Carolina. While the Company believes that this program will reduce the Company's manufacturing and distribution costs, there can be no assurance that the expected cost reductions will be realized or that this program will result in improved profit margins. A significant, unexpected disruption during the expansion of this program to the Company's eastern U.S. facilities could have a material adverse effect on the Company's results of operations.

    POTENTIAL FOR INCREASED COMPETITION. The market for the Company's products is highly competitive. The Company competes with other vitamin product and OTC pharmaceuticals manufacturers. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's results of operations or market position could be adversely affected. Certain of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than those of the Company, and are less leveraged than the Company. In the future, one or more of these companies could seek to compete more directly with the Company by manufacturing private label products or by significantly lowering the prices of their national brand products.

    The Company sells substantially all of its vitamin products to Mass Market and warehouse club retailers. Although the Company does not currently participate significantly in other channels such as health food stores, direct mail and direct sales, the Company's products may face competition from such alternative channels as more customers utilize these channels of distribution to obtain vitamin products.

    RELIANCE ON CERTAIN SUPPLIERS; AVAILABILITY AND COST OF PURCHASED MATERIALS. The Company purchases from third party suppliers certain important ingredients and products that the Company cannot manufacture. Although the Company currently has supply arrangements with several suppliers of these ingredients and products, and the Company's purchased materials are generally available from numerous sources, an unexpected interruption of supply could materially adversely affect the Company's results of operations. See "--Purchased Materials."

    POSSIBILITY OF TRADE DRESS CLAIMS. The Company's packaging of certain of its branded products identifies nationally branded products to which the Company's products are comparable. Although the Company designs its packaging to avoid infringing upon any proprietary rights of national brand marketers and is not currently the subject of any legal actions regarding infringement, there can be no assurance that the Company will not be subject to such legal actions in the future.

    EXPOSURE TO PRODUCT LIABILITY CLAIMS. The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of $81.0 million of insurance coverage, including primary product liability and umbrella liability coverage with deductibles of $0.25 million per claim, subject to an annual aggregate deductible limit of $1 million. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that the Company's insurance will be adequate to cover liability the Company incurs in respect of product liability claims. See also "Item 3. Legal Proceedings and Product Liability."

    RELIANCE ON KEY MANAGEMENT. The operation of the Company requires managerial and operational expertise. Leiner does not have employment contracts with any of its executive officers. Leiner has entered severance benefit agreements with certain members of Leiner senior management. See "Item 11. Executive Compensation--Severance Arrangements." If, for any reason, key personnel do not continue to be active in Leiner management, operations could be adversely affected.

    ACQUISITION RELATED RISKS. Part of the Company's business strategy has been and will continue to be to acquire other businesses that will complement its existing business. Management is unable to predict whether or when any prospective acquisition candidates will become available or the likelihood of a material transaction being completed should any negotiations commence. The Company's ability to finance acquisitions may be constrained by, among other things, its high degree of leverage. The Credit Facility and the indenture which governs the Notes may significantly limit the Company's ability to make acquisitions and to incur indebtedness in connection with acquisitions. In addition, acquisitions that the Company may make or in which the Company may enter will involve risks, including the successful integration and management of acquired technology, operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from ongoing business concerns. There can be no assurance that any acquisition will be made, that the Company will be able to obtain additional financing needed to finance such transactions and, if any acquisitions are so made or formed, that they will be successful.

    RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. The Company's continued growth is dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (i) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States,
(ii) exposure to currency fluctuations, particularly in light of the Company's substantial interest payment obligations, which must be paid in United States and Canadian dollars, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs and (iv) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

    LITIGATION INVOLVING PRODUCTS CONTAINING L-TRYPTOPHAN. The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. See "Item 3. Legal Proceedings and Product Liability."

                                     ITEM 2
                                   PROPERTIES

    The following table sets forth the location, type of facility, square footage and ownership interest in each of the Company's principal facilities. In addition to the facilities shown below, the Company has entered into an arrangement pursuant to which a new 535,000 square foot facility in Fort Mill, South Carolina will be purchased by a third party and leased to the Company for an extended term. The Company also leases certain additional office space throughout the United States.

                                                                             APPROX.    LEASED       DATE OF
                                                                             SQUARE       OR          LEASE
LOCATION                                    TYPE OF FACILITY                  FEET       OWNED     EXPIRATION
-----------------------------  -------------------------------------------  ---------  ---------  -------------
Carson, CA...................  Packaging, distribution and corporate
                                 offices                                      471,500  Leased           3/31/04(1)

Carson, CA...................  Distribution and offices                        80,343  Leased           3/31/04

Carson, CA...................  Auxiliary warehouse                             30,000  Leased        Mo.-to-mo.

Garden Grove, CA.............  Manufacturing                                  138,500  Leased          10/31/02

Garden Grove, CA.............  Manufacturing                                    6,960  Leased           5/31/01

Kalamazoo, MI................  Manufacturing                                   51,250  Owned           --

Kalamazoo, MI................  Auxiliary warehouse                             10,000  Leased        Mo.-to-mo.

Winnipeg, Canada.............  Manufacturing, packaging, distribution         100,000  Owned           --

West Unity, OH...............  Packaging                                      109,786  Leased           5/31/99(2)

West Unity, OH...............  Distribution                                    66,000  Leased           5/31/99(3)

Madison, WI..................  Packaging and distribution                      95,500  Owned           --

Madison, WI..................  Auxiliary warehouse                             40,000  Leased        Mo.-to-mo.

Sherburne, NY................  Packaging and distribution                      10,300  Owned           --

Sherburne, NY................  Auxiliary warehouse                             13,600  Leased        Mo.-to-mo.

Chicago, IL..................  Not in use; held for sale                      379,000  Owned           --

Fort Mill, SC................  Manufacturing, packaging and distribution
                                 (for short-term use)                         121,767  Leased           5/31/98

------------------------

(1) The Company has the option to extend by 10 years.

(2) The Company has opted to cancel this lease, effective December 19, 1998.

(3) The Company has opted to cancel this lease, effective November 5, 1998.

    The Company believes that its facilities and equipment generally are well maintained and in good operating condittion.

    Leiner's active manufacturing and distribution facilities consist of approximately 1.0 million square feet of owned or leased plant and office facilities in six locations and five states. The Company also recently added Vita Health's site in Canada and announced the construction of a new plant in South Carolina. Combined, the Company is the largest manufacturer in the North American vitamin products industry and is capable of packaging over 18 billion doses each year. In April 1995, Leiner was the first major vitamin product manufacturer to be certified as being in compliance with USP's vitamin manufacturing standards, which became effective in January 1995. The Company's U.S. facilities were audited by an independent quality assurance laboratory and received the laboratory's highest categorical rating. All of the Company's U.S. manufacturing facilities also have been audited by the FDA and have been found to be in compliance with the FDA's cGMP.

    Leiner has two U.S. manufacturing facilities, which are located in Garden Grove, California and Kalamazoo, Michigan. The primary manufacturing facility for the Company's vitamin products is its 138,500 square foot Garden Grove plant. The primary manufacturing facility for the Company's OTC pharmaceuticals is the Company's 51,250 square foot Kalamazoo plant. In the event of a catastrophic casualty to one of the Company's primary vitamin or OTC tableting facilities, the Company has the ability to shift production to other facilities. The Company operates 45 tableting machines in its Garden Grove, California facility and 23 tableting machines in its Kalamazoo, Michigan facility. The Company currently operates four packaging and distribution facilities, which are located in Carson, California; West Unity, Ohio; Madison, Wisconsin; and Sherburne, New York. These facilities are equipped with a total of 35 packaging lines, and, as with tableting, products can be shifted between facilities in the event such a need arises.

    The Company is in the process of establishing a new 535,000 square foot regional manufacturing and distribution center in Fort Mill, South Carolina. The center will serve the Company's retail customers throughout the eastern United States and will employ approximately 700 employees when it becomes fully operational within the next three years. Construction of the facility has begun. The Company has begun training the staff required for initial operations at a temporary 121,767 square foot facility adjacent to the permanent site of the Fort Mill center. Occupancy of the permanent site is expected by late summer of 1998. Within the first year of operation at the permanent site, the Company plans to hire up to 420 employees to work at the new center. The majority of these employees will be recruited from the local labor force with a smaller percentage relocating from the Company's other facilities. As the new facility becomes operational, the West Unity, Ohio facility will be closed. The Company has established accounting reserves in connection with the anticipated closure of the West Unity facility, which the Company believes are adequate.

    Vita Health currently tablets, bottles and packages its products in a modern, 100,000 square foot facility in Manitoba. The facility contains 80,000 square feet of manufacturing and distribution space and 20,000 square feet of office space.

                                     ITEM 3
                    LEGAL PROCEEDINGS AND PRODUCT LIABILITY

    The Company is currently engaged in various legal actions and governmental proceedings, and, although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these other actions and proceedings, when taking into consideration the Company's product liability coverage, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    The Company, like other retailers, distributors and manufacturers of products that are ingested, faces an inherent risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of $81 million of insurance coverage, including primary products liability and umbrella liability coverage with deductibles of $0.25 million per claim subject to an annual, aggregate deductible limit of $1 million.

    The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of May 5, 1998, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 668 lawsuits of which 660 have been settled. The Company's supplier of bulk L-Tryptophan has agreed to assume the defense of all claims (including any future claims that may be made) and pay all settlements and judgments, other than for certain punitive damages, against the Company arising out of the ingestion of these L-Tryptophan products. To date, such supplier has funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages have been awarded or paid in the 660 cases that have been settled. Of the remaining 8 cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the 8 currently pending claims not to exceed $1.3 million in aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

    The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

                                     ITEM 5
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

    There is no trading market for the Company's Common Stock. All of the outstanding shares of the Company's Common Stock are held by PLI Holdings. Except in connection with the consummation of the Recapitalization, the Company did not pay any dividends in fiscal 1998.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

    The following table presents selected historical financial data derived from the consolidated financial statements of the Company. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data.

                                                                               FISCAL YEARS ENDED MARCH 31,
                                                                   -----------------------------------------------------
                                                                     1994       1995       1996      1997(1)     1998
                                                                   ---------  ---------  ---------  ---------  ---------

                                                                                   (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales........................................................  $   303.6  $   314.7  $   338.4  $   392.8  $   502.1
Cost of sales....................................................      226.0      236.6      253.3      288.6      368.6
                                                                   ---------  ---------  ---------  ---------  ---------
Gross profit.....................................................       77.6       78.1       85.1      104.2      133.5
Operating expenses...............................................       59.5       59.7       62.6       72.7       92.1
Expenses related to recapitalization of parent(2)................     --         --         --         --           32.8
Amortization of goodwill.........................................        1.6        1.6        1.6        1.5        1.7
Closure of facilities and impairment of long-lived
  assets(3)(4)...................................................     --         --            4.7        1.4        1.2
Management reorganization(5).....................................     --         --         --            1.0     --
Other charges(6).................................................        2.4        0.5        0.5        0.9        1.3
                                                                   ---------  ---------  ---------  ---------  ---------
Operating income.................................................       14.1       16.3       15.8       26.7        4.4
Other expenses...................................................     --         --         --         --            0.1
Interest expense, net............................................        7.1        9.0        9.9        8.3       19.5
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item.........        7.0        7.3        5.9       18.4      (15.1)
Provision for income taxes before extraordinary item.............        3.6        3.5        4.7        8.0        1.2
                                                                   ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary item..........................        3.4        3.8        1.2       10.4      (16.3)
Extraordinary loss, net of taxes.................................     --         --         --            2.8        1.1
                                                                   ---------  ---------  ---------  ---------  ---------
Net income (loss)................................................  $     3.4  $     3.8  $     1.2  $     7.6  $   (17.4)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (END OF PERIOD):
Working capital..................................................  $    63.8  $    61.7  $    72.3  $    79.4  $   106.1
Total assets.....................................................      244.6      257.4      251.3      284.6      365.8
Total debt.......................................................       98.5      106.7      104.2      105.4      258.8
Minority interest in subsidiary..................................     --         --         --            4.7        1.0
Total common shareholder's equity (deficit)......................       67.7       71.5       72.7       80.2      (29.9)

                                                                               FISCAL YEARS ENDED MARCH 31,
                                                                   -----------------------------------------------------
                                                                     1994       1995       1996      1997(1)     1998
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                   (DOLLARS IN MILLIONS)
OTHER DATA:
Gross margin.....................................................       25.6%      24.8%      25.2%      26.5%      26.6%
EBITDA(7)........................................................  $    23.4  $    27.0  $    32.9  $    38.1  $    27.3
EBITDA margin(7).................................................        7.7%       8.6%       9.7%       9.7%       5.4%
Depreciation and amortization(8).................................  $     7.2  $    10.5  $    12.3  $    12.3  $    13.3
Capital expenditures.............................................       15.0       16.7        3.5        3.5       14.4
Cash flows from operating activities.............................      (17.1)      13.1       12.7       23.2      (18.4)
Cash flows from investing activities.............................      (18.3)     (21.9)      (8.7)      (8.5)     (18.9)
Cash flows from financing activities.............................       36.9        7.3       (2.6)     (13.8)      36.1
Ratio of total debt to EBITDA(7).................................        4.2x       4.0x       3.2x       2.8x       9.5x
Ratio of EBITDA to interest expense(7)...........................        3.3        3.1        3.4        4.7        1.5
Ratio of earnings to fixed charges(9)............................        1.8        1.7        1.5        2.9     --

------------------------

(1) On January 30, 1997, the Company purchased Vita Health. The Vita Health acquisition was accounted for under the purchase method of accounting. Consequently, the results of operations of Vita Health were included in the consolidated financial results of the Company for two months ended March 31, 1997.

(2) Represents non-recurring charges relating to the Recapitalization, consisting of (x) a compensation charge incurred by the Company for the in-the-money value of existing stock options of $15.6 million which were (i) converted into an equivalent value of Equity Rights at the date of the Recapitalization, (ii) paid out in cash, or (iii) exercised for common stock (or a combination thereof), (y) $5.2 million in transaction bonuses which were paid to members of the Company's management subsequent to the Recapitalization, and (z) expenses aggregating $12.0 million incurred by Leiner Group in connection with its capital raising activities. These non-recurring charges contributed significantly to the Company's net loss of $17.4 million for fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal 1998 Compared to Fiscal 1997."

(3) During fiscal 1996, the Company decided to significantly reduce the size of its OTC liquid pharmaceuticals manufacturing business. Accordingly, the Company determined that certain long-lived assets with a carrying amount of $8.3 million were impaired and wrote them down by $4.7 million to their estimated fair value. During fiscal 1997, the Company closed the manufacturing facility and out-sourced the production to a third party. The costs incurred of $1.4 million include (i) the write-off of fixed assets of $0.8 million and (ii) closure costs including salaries in conjunction with the facility closing of $0.6 million. The expense does not include an additional charge to cost of sales of $0.5 million for the write-off of certain liquid OTC inventory which was no longer being manufactured by the Company.

(4) During fiscal 1998, the Company announced the closure of its West Unity, Ohio facility. Accordingly, the Company has reserved $1.2 million for closure costs of which $0.7 million is related to severance costs and $0.5 million is related to other closure costs.

(5) During fiscal 1997, the Company reorganized the management team. Expenses of $1.0 million include severance expense for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development and include the hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

(6) Other charges for the fiscal years ended March 31, 1994 through March 31, 1998 include management fees paid to related parties. Other charges also include costs related to the original acquisition of Leiner by the AEA Group and compensation expense arising from the sale of shares of common stock to management in connection with the acquisition of Leiner by the AEA Group in the fiscal year ended March 31, 1993, the write-off of deferred charges associated with the refinancing of the Company's revolving credit facility in the fiscal year ended March 31, 1994 and expenses incurred in connection with the withdrawn initial public offering in the fiscal year ended March 31, 1997. Other charges also include, in the fiscal years ended March 31, 1994 through March 31, 1997, non-cash compensation expense arising from the granting of stock options.

(7) For purposes of calculating the ratio of EBITDA to interest expense, interest expense excludes the amortization of deferred financing fees, which is included in interest expense in the income statement in the consolidated financial statements.

    "EBITDA," as presented, represents earnings before interest expense, income taxes, depreciation and amortization and other non-cash charges, consisting of (i) the write off of deferred financing charges, net of income taxes, included as an extraordinary item in the statements of operations for fiscal 1997 and fiscal 1998, (ii) non-cash stock compensation charges, including those recorded in connection with the Recapitalization (see Note 2), (iii) expenses related to the impairment and closure of the OTC liquid pharmaceuticals manufacturing facility in fiscal 1996 and 1997 (see Note 3),
    (iv) expenses related to the closure of the West Unity, Ohio facility in fiscal 1998 (see Note 4), and (v) other non-cash charges in fiscal 1994 and fiscal 1997.

    EBITDA is calculated as follows (in thousands):

                                                                      FISCAL YEARS ENDED MARCH 31,
                                                         ------------------------------------------------------
                                                           1994       1995       1996       1997        1998
                                                         ---------  ---------  ---------  ---------  ----------
Net income (loss)......................................  $   3,417  $   3,813  $   1,166  $   7,638  $  (17,417)
Add back:
  Interest expense, net................................      7,144      9,010      9,924      8,281      19,494
  Income taxes.........................................      3,573      3,524      4,686      8,028       1,196
  Depreciation and amortization(8).....................      7,247     10,514     12,288     12,309      13,349
  Extraordinary item...................................     --         --         --            295       1,109
  Compensation related to stock options................        264        132        132         99       8,300
  Closure of facilities and impairment of long-lived
    asset..............................................     --         --          4,730      1,416       1,221
  Other non-cash charges...............................      1,753     --         --             18      --
                                                         ---------  ---------  ---------  ---------  ----------
    Subtotal...........................................     19,981     23,180     31,760     30,446      44,669
                                                         ---------  ---------  ---------  ---------  ----------
    EBITDA.............................................  $  23,398  $  26,993  $  32,926  $  38,084  $   27,252(a)
                                                         ---------  ---------  ---------  ---------  ----------
                                                         ---------  ---------  ---------  ---------  ----------

    ----------------------------

    (a) Excluding the Recapitalization-related expenses, EBITDA would have been $51.8 million for fiscal 1998.

    Although EBITDA (as well as related EBITDA ratios) is a non-GAAP measurement, EBITDA, EBITDA margin, the ratio of total debt to EBITDA and the ratio of EBITDA to interest expense are included because management understands that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest, repay debt and make capital expenditures. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income as a measure of the Company's operating results and cash flows as a measure of the Company's liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(8) Depreciation and amortization as presented does not include the amortization of deferred financing fees. In the cash flow statement in the consolidated financial statements, the amortization of deferred financing fees is included in depreciation and amortization.

(9) In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing fees, whether capitalized or expensed, plus one-third of rental expense under operating leases (the portion that has been deemed by the Company to be representative of an interest factor). Earnings were inadequate to cover fixed charges by $15.0 million for the year ended March 31, 1998.

                                     ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company contained elsewhere in this report. The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal" year refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 1998 are references to the Company's fiscal year ended March 31, 1998).

GENERAL

    CURRENT TRENDS. The Company believes that overall trends in the vitamin industry are the most significant trends affecting the Company's financial performance. For the 52 week period ended March 29, 1998, sales for the U.S. Mass Market increased over 24% versus the comparable period in the prior year. According to industry sources, between 1992 and 1997, sales for the Mass Market grew at a compound annual rate of approximately 12% to $2.5 billion, as the percentage of American adults regularly using vitamins grew from 35% to 43%. Between 1996 and 2005, the 50 to 64 age group is projected to be the fastest growing segment of the United States population. Gallup polling data shows that vitamin usage increases significantly with age, with 53% of individuals over age 50 regularly using vitamins, compared with 38% of younger adults.

    Increasing vitamin usage among the general population is linked to three major factors. First, research expenditures devoted to the positive effects of vitamin products have increased dramatically. Such research has been described in major medical journals and reported in the popular media. Second, the national trend towards improved fitness, greater self-care and preventive medicine has increased the general population's focus on nutritional products consumption. Finally, the more favorable regulatory environment resulting from the DSHEA has generated increased new product introductions and more effective point of sale communication of the health benefits of vitamins to consumers. However, as has been the case in the past, adverse scientific research or publicity concerning the health benefits of vitamin consumption can materially impact the growth of the vitamin market.

    Beginning in fiscal 1996 and continuing through fiscal 1998, the retail drugstore industry experienced several major consolidations. The Company provides private label vitamin products to the 9 of the 10 largest drugstore chains in the United States and believes it has strong relationships with the leading drugstore chains. Consequently, management believes the Company is well positioned to benefit from this consolidation trend due to (i) its strong relationships with the acquiring companies in the largest consolidations and
(ii) the anticipated reduction in the number of vendors as the consolidated companies streamline their purchasing. A number of the Company's customers made significant acquisitions or were acquired during this period, with CVS Corporation acquiring Revco D.S., Inc. and Arbor Drugs, Inc. and Rite Aid Corporation acquiring Thrifty-Payless Inc., Harco, Inc. and Katz & Besthoff, Incorporated. The Company believes that the consolidation of major drugstore chains has had a positive effect on its sales and that the increased purchasing scale of the consolidated retailers increases the relative importance of each of these customers to the Company's financial performance.

    RECAPITALIZATION ACCOUNTING; FINANCIAL STATEMENT PRESENTATION; PARENT COMPANY. The Recapitalization was accounted for as a recapitalization of Leiner Group, which had no impact on the historical basis of assets and liabilities as reflected in the consolidated financial statements of Leiner Group or the Company. The Recapitalization involved significant changes to the Company's capital structure, which resulted in higher reported interest expense. As a result, operating results for the periods subsequent to the Recapitalization Date are not comparable in all material respects to earlier periods. Other than with respect to redeemable preferred stock of Leiner Group, which was redeemed in connection with the

Recapitalization, the consolidated financial statements of Leiner Group and Leiner for the periods discussed below are not materially different.

SEASONALITY

    Leiner's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. A significant portion of the Company's sales and a more significant portion of the Company's operating income, therefore, occurs in the second half of the fiscal year as reflected in the table below:

                                                             NET SALES   OPERATING INCOME (LOSS)
                                                            -----------  -----------------------
Fiscal 1998
  First quarter...........................................   $    94.1          $   (28.2)
  Second quarter..........................................       112.2                5.3
  Third quarter...........................................       132.5               11.5
  Fourth quarter..........................................       163.3               15.8
                                                            -----------            ------
                                                             $   502.1          $     4.4(1)
                                                            -----------            ------
                                                            -----------            ------

Fiscal 1997
  First quarter...........................................   $    70.6          $     2.4
  Second quarter..........................................        85.6                1.1
  Third quarter...........................................       104.3                9.3
  Fourth quarter..........................................       132.3               13.9
                                                            -----------            ------
                                                             $   392.8          $    26.7(2)
                                                            -----------            ------
                                                            -----------            ------

Fiscal 1996
  First quarter...........................................   $    62.7          $     1.5
  Second quarter..........................................        78.7                2.6
  Third quarter...........................................        94.8                5.9
  Fourth quarter..........................................       102.2                5.8
                                                            -----------            ------
                                                             $   338.4          $    15.8(3)
                                                            -----------            ------
                                                            -----------            ------

------------------------

(1) Includes expenses of $15.6 million related to stock option compensation, $5.2 million of management bonuses and expenses incurred by Leiner Group in connection with its capital raising activities of $12.0 million, all of which were incurred in connection with the Recapitalization. Without these expenses, operating income would have been $4.1 million for the first quarter of fiscal 1998 and $37.2 million for fiscal 1998. See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes expenses incurred in connection with the closure of the OTC liquid pharmaceuticals manufacturing facility, a management reorganization, non-cash stock compensation expense and the preparation of a registration statement in connection with a withdrawn initial public offering. See Note 5 of Notes to Consolidated Financial Statements.

(3) Includes charges for long-lived asset impairment of $4.7 million recorded in the fourth quarter of fiscal 1996 and non-cash stock compensation expense. See Note 5 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The following table summarizes the Company's historical results of operations as a percentage of net sales for the fiscal years ended March 31, 1998, 1997 and 1996.

                                                                                             PERCENTAGE OF NET SALES
                                                                                         -------------------------------
                                                                                           FOR THE FISCAL YEARS ENDED
                                                                                                    MARCH 31,
                                                                                         -------------------------------
                                                                                           1998       1997       1996
                                                                                         ---------  ---------  ---------
Net sales..............................................................................      100.0%     100.0%     100.0%
Cost of sales..........................................................................       73.4       73.5       74.8
                                                                                         ---------  ---------  ---------
Gross profit...........................................................................       26.6       26.5       25.2
Marketing, selling and distribution expenses...........................................       12.5       13.1       13.1
General and administrative expenses....................................................        5.9        5.4        5.4
Expenses related to recapitalization of parent.........................................        6.5     --         --
Amortization of goodwill...............................................................        0.3        0.4        0.5
Closure of facilities and impairment of long-lived asset...............................        0.2        0.3        1.4
Management reorganization..............................................................     --            0.3     --
Other charges..........................................................................        0.3        0.2        0.1
                                                                                         ---------  ---------  ---------
Operating income.......................................................................        0.9        6.8        4.7
Other expenses.........................................................................     --         --         --
Interest expense, net..................................................................        3.9        2.1        2.9
                                                                                         ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item...............................       (3.0)       4.7        1.7
Provision for income taxes before extraordinary item...................................        0.2          2        1.4
                                                                                         ---------  ---------  ---------
Income (loss) before extraordinary item................................................       (3.2)       2.6        0.3
Extraordinary loss, net of income taxes................................................        0.2        0.7     --
                                                                                         ---------  ---------  ---------
Net income (loss)......................................................................       (3.5)%       1.9%       0.3%
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for fiscal 1998 increased by $109.3 million, or 27.8%, over fiscal 1997, from $392.8 million to $502.1 million. Sales from Vita Health, which was acquired in January 1997, accounted for $27.9 million of this increase. Excluding Vita Health sales, the Company's net sales increased $81.4 million, or 21.0%, over fiscal 1997 due primarily to sales growth in the vitamin market. Excluding Vita Health sales, vitamin product sales increased by $87.1 million, or 27.3%, compared to the prior year. Management estimates that the overall U.S. Mass Market grew by over 24% during the 52 week period ended March 29, 1998 compared to the comparable prior year period. Strong demand for herbal products and supplements has pushed the vitamin sales volume higher in the current year. Additionally, an increase in the volume of multi-vitamin sales also contributed to the vitamin product sales increase. Sales of OTC pharmaceuticals, excluding Vita Health, decreased by $7.2 million, or 12.0%, compared to the prior year. This decrease in sales was due to strong competitive pressure and lost distribution at two customers. It is also consistent with low sales growth in the OTC market generally.

    Gross profit margin for fiscal 1998 was 26.6% versus 26.5% in the year ago period. Gross profit increased $29.3 million, or 28.1%, from $104.2 million in fiscal 1997 to $133.5 million in fiscal 1998. Excluding Vita Health, the increase in gross profit was $21.4 million, or 20.8%. The increase in gross profit is primarily attributed to the higher sales volume.

    Marketing, selling and distribution expenses together with general and administrative expenses (collectively, "Operating Expenses") increased $19.4 million, or 26.7%, in fiscal 1998 when compared to fiscal 1997. Of this increase, Vita Health accounted for $5.2 million. Operating Expenses for fiscal 1998 totaled $92.1 million, representing 18.4% of net sales, showing a slight improvement over the prior year in which Operating Expenses totaled $72.7 million or 18.5% of net sales. Fiscal 1998 marketing expenses were lower as a percentage of net sales versus fiscal 1997 because of the change in the timing and the reduction of advertising and promotional expenditures. General and administrative expenses for fiscal 1998 are higher versus fiscal 1997 as a percentage of net sales primarily due to the Company building an infrastructure to pursue alternative market channels.

    In fiscal 1998, the Company recorded compensation expenses related to the in-the-money value of stock options issued to certain management personnel of $15.6 million, management bonuses of $5.2 million, and expenses incurred by Leiner Group in connection with its capital raising activities of $12.0 million, all of which related to the Recapitalization.

    Goodwill amortization of $1.7 million in fiscal 1998 and $1.5 million in fiscal 1997 related to the goodwill arising from the acquisitions of Leiner, XCEL Laboratories, Inc. and Vita Health.

    During fiscal 1998, the Company announced its plans to close its West Unity, Ohio facility in the second quarter of fiscal 1999. As a result, the Company reserved $1.2 million primarily for severance and relocation costs related to the closure in fiscal 1998. In fiscal 1997, the Company recorded a charge to its operations in connection with the closure of its OTC liquid pharmaceuticals manufacturing facility.

    In fiscal 1997, the Company reorganized its management team. Expenses of $1.0 million were incurred relating to severance for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development, and include hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

    Other charges for fiscal 1998 were $1.3 million versus $0.9 million in fiscal 1997. The increase was due primarily to increased management fees as a result of a consulting agreement entered into in connection with the Recapitalization. See "Item 13. Certain Relationships and Related Transactions."

    Primarily due to the impact of the Recapitalization-related expenses, the Company had operating income of only $4.4 million for fiscal 1998. Without these Recapitalization-related expenses, the operating income would have been $37.2 million representing an increase of $10.5 million, or 39.3%, over the prior fiscal year.

    Net interest expense increased by $11.2 million during fiscal 1998, compared to fiscal 1997. Net interest expense during fiscal 1998 was $19.5 million, compared to $8.3 million for fiscal 1997. This was due to an increase in the indebtedness of the Company, as well as changes in the debt structure and interest rates arising as a result of the Recapitalization and taking effect at the end of the first quarter of fiscal 1998.

    The provision for income taxes for fiscal 1998 was $1.2 million, which compares to $8.0 million for fiscal 1997. The Company's effective tax rate is 8% for fiscal 1998 in spite of the recorded net loss before taxes primarily because of the nondeductability of goodwill amortization, certain Recapitalization expenses and certain accruals.

    The extraordinary loss recorded in fiscal 1998 represented the write off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

    Primarily as a result of the previously discussed factors, a net loss of $17.4 million was recorded in fiscal 1998 compared to net income of $7.6 million recorded in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales increased by $54.4 million, or 16.1%, to $392.8 million for fiscal 1997 from $338.4 million for fiscal 1996. Net sales for fiscal 1997 include $4.6 million of sales for Vita Health, which was acquired in January 1997. Vitamin product sales, including Vita Health, increased by $54.0 million, or 20.2%, to

$321.7 million for fiscal 1997 from $267.7 million for fiscal 1996. The increase was principally attributable to unit sales increases and selective price increases in most major types of vitamin products including vitamin E, the growth of the Company's herbal product line introduced in fiscal 1996 and fiscal 1997, including products such as echinacea and ginkgo biloba, and the Company's introduction of new nutritional supplements, including products such as DHEA and shark cartilage, as well as the added sales from Vita Health.

    OTC pharmaceutical sales increased by $2.5 million, or 4.3%, to $61.3 million for fiscal 1997 from $58.8 million for fiscal 1996. The increase was principally due to market growth and the acquisition of Vita Health.

    Gross profit increased $19.1 million, or 22.4%, to $104.2 million for fiscal 1997 from $85.1 million for fiscal 1996. The gross margin also improved to 26.5% in fiscal 1997 from 25.2% in fiscal 1996. The increase in the gross profit margin was principally due to a decrease in the Company's manufacturing costs from the investment in manufacturing equipment and facility consolidations during the last four fiscal years and increased sales of higher margin new products and the Company's YOUR LIFE-REGISTERED TRADEMARK- brand.

    Operating Expenses increased $10.1 million, or 16.1%, to $72.7 million for fiscal 1997 from $62.6 million in fiscal 1996. Expressed as a percentage of sales, Operating Expenses remained essentially flat at 18.5% in fiscal 1997 and fiscal 1996. The dollar increase in Operating Expenses was partially driven by the Company's investment of approximately $2.7 million in a national radio advertising campaign (versus $1.1 million in 1996), and an increase in other promotional expenses.

    During fiscal 1997, the Company closed its OTC liquid pharmaceuticals manufacturing facility and out-sourced the production to a third party. As a result, the Company incurred costs in fiscal 1997 of $1.4 million comprised of
(i) the write-off of fixed assets of $0.8 million and (ii) closure costs including salaries in conjunction with the closing of $0.6 million. An additional expense of $0.5 million for the write-off of certain liquid OTC inventory which was no longer being manufactured by the Company was also incurred and is included in cost of goods sold. The closure decision was made in fiscal 1997 based on an evaluation of the OTC liquids pharmaceutical business, as a result of which it was determined that it was more cost effective to out-source this production to a third party. As a result of an earlier decision in fiscal 1996 to reduce production, the Company recognized a long-lived asset impairment charge of $4.7 million in fiscal 1996.

    In fiscal 1997, the Company reorganized its management team. Expenses of $1.0 million were incurred relating to severance for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development, and include hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

    Goodwill amortization of $1.5 million in fiscal 1997 and $1.6 million in fiscal 1996 related to the goodwill arising from the acquisitions of Leiner, XCEL and Vita Health. Other charges of $0.9 million for fiscal 1997 included management fees paid to AEA, the write-off of expenses incurred in connection with Leiner Group's withdrawn initial public offering and compensation expense arising from the grant of stock options to certain members of management in fiscal 1994. Other charges of $0.5 million for fiscal 1996 included management fees paid to AEA and stock compensation expense.

    Primarily as a result of the factors discussed above, operating income increased by $10.9 million to $26.7 million for fiscal 1997 from $15.8 million for fiscal 1996.

    Net interest expense decreased by $1.6 million to $8.3 million in fiscal 1997 from $9.9 million in fiscal 1996. The decrease was principally due to a reduction in the Company's outstanding indebtedness prior to the Vita Health Acquisition. Additionally, the Company refinanced all of its outstanding indebtedness in January 1997, which reduced the Company's average interest cost. The interest rates on the majority of the Company's then existing debt were based upon variable rates that are a spread above either LIBOR or prime rates.

    The Company's effective income tax rate of approximately 44% for fiscal 1997 was higher than the combined state and federal rate of 40% primarily because of the nondeductibility of goodwill amortization.

    Primarily as a result of the factors discussed above, income before extraordinary item for fiscal 1997 increased by $9.2 million to $10.4 million for fiscal 1997 from $1.2 million for fiscal 1996.

    The extraordinary item for fiscal 1997 of $2.8 million, net of taxes, was a result of the Company's refinancing on January 30, 1997. See Note 8 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. As a result of the Recapitalization effective at the end of the first quarter of fiscal 1998, the Company's liquidity requirements have significantly increased, primarily due to significantly increased interest expense obligations. Interest expense, excluding amortization of deferred financing fees, is estimated to be $26.6 million per year, associated with borrowings of $171.6 million under the Amended Credit Agreement (as defined below), $85.0 million under the Notes, and $3.9 million under capitalized lease obligations. In addition, the Company is required to repay the $144.4 million in term loans under the Amended Credit Agreement over the seven and one-half year period following May 15, 1998, with scheduled principal payments of $1.5 million for the first five years, $48.7 million in the sixth year, $66.5 million in the seventh year, and $21.6 million in the final six months. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003. The Company incurred a non-cash, one-time charge of approximately $1.9 million related to the write-off of existing deferred financing fees during fiscal 1998, as a result of the Recapitalization.

    CASH FLOW. During fiscal 1998, net cash used in operating activities totaled $18.5 million. This resulted from the net loss of $17.4 million, offset by non-cash charges to income of $20.1 million, including $8.3 million related to stock option compensation expense incurred in connection with the Recapitalization, plus a net change in operating assets and liabilities of $21.2 million. The increase in inventories of $51.2 million from March 31, 1997 to March 31, 1998 was partially offset by the increase in accounts payable of $31.8 million for the same period. Management has made a strategic decision to increase inventories in order to take advantage of certain opportunities to increase market share. The increase of $12.0 million in accounts receivable as of March 31, 1998 when compared to March 31, 1997 reflects the $31.0 million increase in sales during the fourth quarter of fiscal 1998 when compared to the comparable period in the prior year, partially offset by the timing of the cash receipts for those sales at the end of fiscal 1998. The change from March 31, 1997 to March 31, 1998 in the amount of bank checks outstanding, net of cash on deposit, was due primarily to differences in the amount of the last check runs of the two years. Customer allowances payable increased at March 31, 1998 compared to the prior year-end primarily due to the higher sales dollars resulting in higher volume rebates due to certain customers. Deferred income taxes receivable increased by $4.7 million primarily as a result of the Recapitalization.

    Net cash used in investing activities was $18.9 million in fiscal 1998. This was primarily due to the net capital expenditures of $14.4 million. The capital expenditures included the investment that the Company is making in its information systems and in expanding its capacity at its Garden Grove tableting plant, as well as in its new manufacturing and distribution facility in South Carolina.

    Net cash provided by financing activities was $36.1 million in fiscal 1998. This was due primarily to the financing transactions and related indebtedness incurred in connection with the Recapitalization, offset by repayments of existing indebtedness and, to a lesser extent, an increase in deferred financing charges resulting from $11.9 million of deferred financing charges related to the Credit Facility and Notes.

    FINANCING ARRANGEMENTS. On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement provides for two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, a Canadian denominated term loan due December 30, 2004 in the amount of approximately $12,000,000, and a revolving credit facility in the amount of $125,000,000 (the "New Revolving Facility") (collectively, the "Credit Facility") made available in U.S. dollars to the Company with a portion denominated in Canadian dollars made available to Vita Health. The unpaid principal amount outstanding on the New Revolving Facility is due and payable on June 30, 2003. Amounts outstanding under the Company's credit facility in place at March 31, 1998 were refinanced with the proceeds from the Amended Credit Agreement. As of June 15, 1998 the Company's unused availability under the Amended Credit Agreement was approximately $67.3 million.

    The New Revolving Credit Facility includes letter of credit and swingline facilities. Borrowings under the Credit Facility bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined), and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.4 million of its indebtedness under the Credit Facility that provides a cap of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. The Credit Facility imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay the Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio.

    The Notes may be required to be purchased by the Company upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Amended Credit Agreement. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

    A portion of the outstanding borrowings under the Credit Facility, amounting to approximately U.S. $14.5 million as of March 31, 1998, is denominated in Canadian dollars. All other outstanding borrowings under the Credit Facility, and all of the borrowings under the Notes, are denominated in U.S. dollars.

    At March 31, 1998, borrowings under the Credit Facility bore interest at a weighted average rate of 7.8% per annum. The Notes bear interest at a rate of 9.625% per annum.

    The Company is in the process of establishing a new packaging and distribution facility in York County, South Carolina. As this new facility becomes operational, other facilities located in the midwestern United States may be closed. The Company expects to incur expenses estimated at approximately $1.9 million annually through fiscal year 1999 in connection with the establishment of the new facility and the closure of the midwestern U.S. facilities. The Company will lease this new facility under a prearranged, assigned purchase agreement to a third party that will provide the financing for its construction, at an estimated annual lease expense, net of lease costs for the facilities currently expected to be closed, of $1.4 million.

    The Company currently believes that cash flow from operating activities, together with revolving credit borrowings available under the Amended Credit Agreement, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements until the maturity of the Revolving Credit Facility (June 30, 2003), but there can be no assurance in this regard. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

YEAR 2000 COMPLIANCE

    The Company is in the process of modifying, upgrading or replacing its computer software applications and systems to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by December, 1998, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company has begun a comprehensive inventory of, and is currently gathering information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

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

    Forward-looking statements are made based upon Management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with Management's expectations or that the effect of future developments on the Company will be those anticipated by Management. The important factors described elsewhere in this report (including, without limitation, those factors discussed in "Item 1. Business--Risk Factors", could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire.

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

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company, including an index thereto and the report of Ernst & Young LLP, the Company's independent auditors, begin on page F-1.

                                     ITEM 9
                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                                    ITEM 10
                        DIRECTORS AND EXECUTIVE OFFICERS

    Management of the business of Leiner is vested in its Board of Directors (the "Board"). Currently, Leiner does not pay any compensation for services as a director on its Board. The Board is currently comprised of Messrs. Baird, Kaminski, Bensussen and Towne. The Board of Directors of Leiner Group, the Company's indirect corporate parent, is currently comprised of Mr. Baird, who was appointed Chairman of such Board following the Recapitalization, Messrs. Kaminski and Bensussen who already were members of such Board prior to the Recapitalization, and Messrs. Barry Twomey, Bruce Gorchow and Alan Colner, who were appointed as members of such Board in September 1997, and Mr. John Heine, who was appointed as a member of such Board in December 1997. Until the formation of North Castle, Mr. Baird was a Managing Director of AEA. Pursuant to the terms of the Stockholders Agreement, the AEA Group has the right to elect one member of the Board of Leiner Group and North Castle has the right to elect the remaining directors.

    The following table sets forth with respect to each of the directors and executive officers of the Company, their respective years of employment with the Company, ages and positions.

                                  YEARS WITH
NAME                                COMPANY          AGE                                 POSITION
------------------------------  ---------------      ---      ---------------------------------------------------------------
Robert M. Kaminski............            20             47   Chief Executive Officer and Director

Gale K. Bensussen.............            24             51   President and Director

Kevin J. Lanigan..............            25             51   Executive Vice President and Chief Operations Officer

William B. Towne..............             2             54   Executive Vice President, Chief Financial Officer, Director,
                                                                Treasurer and Secretary

Stanley J. Kahn...............            18             45   Executive Vice President - Sales

Giffen H. Ott.................             5             37   Senior Vice President - Operations

Scott C. Rexinger.............            10             52   Senior Vice President - Product Marketing & Development

Robert J. LaFerriere..........             1             49   Senior Vice President - Marketing

Steven E. Brunette............             1             48   General Counsel

Charles F. Baird, Jr..........             1             45   Director

    Robert M. Kaminski has been the Chief Executive Officer of Leiner since May 1992, and a Director of Leiner since June 1992. He has been Chief Executive Officer of Leiner Group since March 1994 and Vice Chairman of Leiner Group since July 1996. From 1988 to 1992, Mr. Kaminski was Chief Operating Officer of the Predecessor Company and from 1982 to 1988, he was Vice President - Sales of the Predecessor Company. Mr. Kaminski joined the Predecessor Company in 1978.

    Gale K. Bensussen has been a Director of Leiner since June 1992 and President of Leiner since May 1992. He has been a Director of Leiner Group since June 1992 and President of Leiner Group since March 1994. Mr. Bensussen was Senior Vice President - Marketing and Corporate Development of the Predecessor Company from May 1991 to May 1992. From July 1988 to May 1991, Mr. Bensussen was Senior Vice President - Sales and Marketing of the Predecessor Company. Mr. Bensussen joined the Predecessor Company in 1974.

    Kevin J. Lanigan became Executive Vice President and Chief Operations Officer of Leiner in May 1992 and of Leiner Group in March 1994. From 1986 to 1992, Mr. Lanigan was Senior Vice President-

Operations Planning of the Predecessor Company and, from 1979 to 1986, was Vice President - Operations. Before joining the Predecessor Company in 1973, he held various engineering positions in the aerospace industry.

    William B. Towne became Executive Vice President and Chief Financial Officer of Leiner and Leiner Group in June 1996, Treasurer of Leiner in June 1996 and Secretary of Leiner and Leiner Group in October 1997. Mr. Towne has been a Director of Leiner since June 1996. From 1995 to 1996, Mr. Towne served as Executive Vice President, Finance and Chief Financial Officer at L. Galoob Toys, Inc. From 1990 to 1995, Mr. Towne served as Executive Vice President, Chief Financial Officer for Forstmann & Co., Inc. (which entered into Chapter 11 bankruptcy proceedings in October 1995). From 1982 to 1990, Mr. Towne worked for Tambrands, Inc. where he rose from Manager of Forecast and Planning to Chief Financial Officer of its International Division.

    Stanley J. Kahn became Executive Vice President-Sales of Leiner in May 1992 and of Leiner Group in March 1994. Mr. Kahn became Executive Vice President - Sales of Leiner Group in April 1997. From September 1989 to 1992, Mr. Kahn was Vice President - Sales of the Predecessor Company and, from July 1988 to September 1989, was Vice President - Business Development. Mr. Kahn was National Key Account Manager from 1985 to 1988. Mr. Kahn joined the Predecessor Company in 1980 as Regional Sales Manager.

    Giffen H. Ott became Senior Vice President - Operations of Leiner in April 1997. Mr. Ott became Vice President - Operations in September 1995 after joining Leiner in March 1993 as Vice President of Manufacturing Development. Prior to joining Leiner Mr. Ott worked as a Manager with Bain & Company, the international management consulting firm, where the engagements he led included an evaluation of the Company's market position and operations on behalf of AEA.

    Scott C. Rexinger became Senior Vice President - Product Marketing & Development of Leiner in June 1996. From May 1992 to June 1996, Mr. Rexinger was Vice President, Product Marketing, and from April 1991 to May 1992, he was Director, New Category Development. Mr. Rexinger was Group Marketing Manager, New Products and Brands from August 1988 to April 1991, and Marketing Manager, Brands from November 1987 to August 1988. Prior to joining the Company, Mr. Rexinger held various marketing positions in the consumer packaged goods industry.

    Robert J. LaFerriere became Senior Vice President - Marketing of Leiner in February 1997 and was a consultant to Leiner from 1996 to 1997. From 1992 to 1996, Mr. LaFerriere was President and Chief Executive Officer of Slim Fast Foods and was a Vice President, then Senior Vice President - Purchasing, at Thrifty Drug and Discount Stores from 1984 until 1990.

    Steven E. Brunette became General Counsel to the Company in January 1998, and is responsible for all legal affairs of the Company. Prior to joining Leiner, Mr. Brunette served 19 years in the Legal Department of Hunt-Wesson, Inc., a major U.S. manufacturer of food products, where he assumed increasing responsibilities and served as that company's Assistant General Counsel.

    Charles F. Baird, Jr. has been a Director of Leiner since October 1997 and was elected Chairman in June 1998. He is the managing member of Baird Investment Group, LLC, the managing member of North Castle. From 1989 until May 1997, Mr. Baird served as a Managing Director of AEA. From 1979 to 1989, Mr. Baird worked as a management consultant with Bain & Company.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

    The following table sets forth the compensation of each of the Company's chief executive officer and the four most highly paid executive officers (other than the chief executive officer) (collectively, the "named executive officers") for the fiscal year ended March 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                                            -------------------
                                                   ANNUAL COMPENSATION(1)       SECURITIES
                                                  ------------------------      UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                         SALARY      BONUS(2)      OPTIONS (#)(3)     COMPENSATION(4)
------------------------------------------------  ----------  ------------  -------------------  ----------------
Robert M. Kaminski .............................  $  442,212  $  2,581,375          22,822          $   63,977
  Chief Executive Officer

Gale K. Bensussen ..............................     291,346     2,334,375          14,833               9,045
  President

William B. Towne ...............................     266,346       706,250          10,156               6,227
  Executive Vice President

Kevin J. Lanigan ...............................     243,077       325,000           6,989               9,039
  Executive Vice President

Stanley J. Kahn ................................     270,673       450,000           5,989               8,758
  Executive Vice President

------------------------

(1) The compensation described in this table does not include medical and group life insurance received by the named executive officers which are available generally to all salaried employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer's total salary and bonus disclosed in this table.

(2) Includes a transaction bonus for the Recapitalization completed June 30, 1997.

(3) Options are for Leiner Group common stock.

(4) Represents Company contributions to its defined contribution retirement plans and the dollar value of term life and income replacement insurance premiums paid on behalf of the executive.

    The following table sets forth the stock option grants to each of the named executive officers for the fiscal year ended March 31, 1998.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                                                                     POTENTIAL REALIZABLE
                                                                                                             VALUE
                                                                                                       AT ASSUMED ANNUAL
                                                         INDIVIDUAL GRANTS                                   RATES
                                 ------------------------------------------------------------------     OF STOCK PRICE
                                    NUMBER OF          % OF TOTAL                                        APPRECIATION
                                   SECURITIES        OPTIONS GRANTED                                  FOR OPTION TERM(2)
                                   UNDERLYING         TO EMPLOYEES         EXERCISE     EXPIRATION   ---------------------
NAME                             OPTIONS GRANTED     IN FISCAL YEAR      PRICE ($/SH)      DATE         5%         10%
-------------------------------  ---------------  ---------------------  -------------  -----------  ---------  ----------
Robert M. Kaminski.............        18,822                  17%         $     100       6/30/07   $  94,110  $  188,220
                                        4,000                   4                100       11/1/07      20,000      40,000

Gale K. Bensussen..............        12,833                  11                100       6/30/07      64,165     128,330
                                        2,000                   2                100       11/1/07      10,000      20,000

William B. Towne...............         8,556                   8                100       6/30/07      42,780      85,560
                                        1,600                   1                100       11/1/07       8,000      16,000

Kevin J. Lanigan...............         5,989                   5                100       6/30/07      29,945      59,890
                                        1,000                   1                100       11/1/07       5,000      10,000

Stanley J. Kahn................         5,989                   5                100       6/30/07      29,945      59,890

------------------------

(1) All options are for Leiner Group common stock and they generally vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant.

(2) Sets forth potential option gains based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future Common Stock prices.

    The following table sets forth the stock option exercises for the fiscal year ended March 31, 1998 and the stock option values as of March 31, 1998, in each case, for each of the named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND OPTION VALUES AS OF MARCH 31, 1998(1)

                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                                                OPTIONS AT FISCAL YEAR END       FISCAL YEAR END(2)
                                SHARES ACQUIRED     VALUE      ----------------------------  --------------------------
NAME                            ON EXERCISE(3)     REALIZED     EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------------  ---------------  ------------  -------------  -------------  -----------  -------------
Robert M. Kaminski............        24,067     $  2,406,711        5,706         17,116     $ 227,955    $   683,784
Gale K. Bensussen.............        18,484        1,848,438        3,708         11,125       148,135        444,444
William B. Towne..............         4,812          481,272        2,539          7,617       101,433        304,299
Kevin J. Lanigan..............         4,938        1,243,853        1,747          5,242        69,793        209,418
Stanley J. Kahn...............         5,576        1,549,489        1,497          4,492        59,805        179,455

------------------------

(1) All options are for Leiner Group common stock.

(2) Sets forth values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the value of the Company's common stock as of March 31, 1998.

(3) In connection with the Recapitalization, all of these options were either exchanged for Equity Rights or cashed out. The Equity Rights represent the right to receive Recapitalized Common Stock upon the occurrence of certain events, including the termination of the holder's employment with the Company, a public offering or a change of control. See "The Recapitalization."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors of Leiner Group established a Compensation Committee to review all compensation arrangements for executive officers of Leiner Group and its subsidiaries. The individuals serving on the Leiner Group Compensation Committee during the fiscal year ended March 31, 1998 were Mr. Baird, Mr. Colner and Mr. Heine.

SEVERANCE ARRANGEMENTS

    In November 1991, the Predecessor Company entered into certain severance agreements with certain members of Leiner's senior management, pursuant to which Leiner will pay severance benefits if the individual's employment is terminated by Leiner other than for cause or if the individual resigns his or her employment with Leiner for good reason. In May 1997, Leiner entered into a substantially similar agreement with William B. Towne.

    The severance benefits that the Company has agreed to provide to each of Robert M. Kaminski, Gale K. Bensussen, William B. Towne and Stanley J. Kahn include (a) a lump-sum severance payment equal to the sum of (i) one year's base salary, plus (ii) any annual individual performance bonus or targeted commission, both as in effect at the time of the termination or resignation; (b) outplacement assistance at the Company's expense, up to a maximum cost to the Company of $20,000; and (c) any rights under applicable Company plans or programs, including but not limited to stock option and incentive plans, as may be determined pursuant to the terms of such plans or programs. The severance benefits provided to Kevin J. Lanigan include a lump-sum severance payment equal to three times the sum of one year's base salary plus any annual individual performance bonus or targeted commission, both as in effect at the time of termination or resignation, as well as the benefits described in clauses (b) and
(c) above, subject to certain limitations to the extent that the Company determines that the foregoing benefits would not be deductible by the Company because such payments constitute an "excess parachute payment" (as defined in section 280G of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

    In March 1997, the Company entered into a non-competition and retirement agreement with Mr. David F. Brubaker, former Chairman of Leiner, pursuant to which, among other things, the Company has agreed to pay Mr. Brubaker an amount equal to approximately $1 million spread across several installments through February 2000. The agreement provides that under certain circumstances all of the Company's payment obligations to Mr. Brubaker would accelerate.

STOCK OPTION PLAN

    Leiner Group has authorized options for issuance to members of management and employees ("Management Options") representing the right to acquire an additional 10% of the Group Common Stock on a fully-diluted basis immediately after the Recapitalization (giving effect to the exercise of such options but without giving effect to the exercise of the Warrants referred to under "The Recapitalization" below), exercisable at a price equal to the greater of the purchase price paid by North Castle or the fair market value of such shares at the time of grant. A total of 88,300 of these Management Options were granted as of June 30, 1997, 22,556 of these Management Options were granted as of November 1, 1997, 2,950 of these Management Options were granted as of December 31, 1997 and 9,966 of these Management Options were granted as of June 11, 1998. Generally, options vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant. It is expected that the remaining Management Options will be granted in the ordinary course of business.

                                    ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the shares of common stock of Leiner are owned by PLI Holdings and all of the shares of common stock of PLI Holdings are owned by Leiner Group.

    The following table sets forth information regarding beneficial ownership of common stock of Leiner Group as of June 17, 1998, by (i) each person who is known by the Company to beneficially own more than 5% of voting Group Common Stock, (ii) each director of Leiner Group, (iii) each named executive officer of the Company listed on the Summary Compensation Table above and (iv) by all directors and executive officers as a group.

                                                            SHARES OF          SHARES OF
                                                          VOTING GROUP     NON-VOTING GROUP
                                                          COMMON STOCK       COMMON STOCK        PERCENTAGE OF CLASS
                                                          BENEFICIALLY       BENEFICIALLY     --------------------------
NAME                                                          OWNED              OWNED          VOTING      NON-VOTING
------------------------------------------------------  -----------------  -----------------  -----------  -------------
North Castle Partners I, L.L.C.(1)....................        808,998             --                83.9%       --
Baird Investment Group, L.L.C.(2).....................        808,998             --                83.9%       --
Charles F. Baird, Jr..................................        833,868(3)          --                86.5%       --
AEA Investors Inc.....................................         83,131(4)          26,739(4)          8.6%         41.4%
Alan Colner...........................................         --                 --              --            --
Bruce Gorchow.........................................         --                 --              --            --
John Heine............................................          1,000                188             0.1%          0.3%
Barry Twomey..........................................         --                 --              --            --
Robert M. Kaminski....................................          4,146(5)          10,412             0.4%         13.9%
Gale K. Bensussen.....................................          8,490(5)           6,916             0.9%          9.7%
William B. Towne......................................            250(5)           4,678             0.0%          6.8%
Kevin J. Lanigan......................................          1,000(5)          19,826(5)          0.1%         29.2%
Stanley J. Kahn.......................................            500(5)           7,239(5)          0.1%         10.7%
Executive officers and directors as a group
  (14 persons)........................................        853,275(5)          62,377(5)         88.5%         62.2%

------------------------

(1) The address for North Castle is 2 Greenwich Plaza, Greenwich, CT 06830.

(2) North Castle is an investment fund formed as a limited liability company. Baird Investment Group, L.L.C. ("Baird Investment") is the sole managing member of North Castle. Mr. Baird is the sole managing member of Baird Investment. The address for Baird Investment is 2 Greenwich Plaza, Greenwich, CT 06830.

(3) Includes 24,870 shares of voting Leiner Group common stock owned by Mr. Baird and the shares of Leiner Group common stock owned by North Castle which Mr. Baird may be deemed to have beneficial ownership of by virtue of his status as the managing member of Baird Investment. Mr. Baird expressly disclaims such beneficial ownership. Does not include 3,255 shares of voting Leiner Group common stock held by a trust in favor of Mr. Baird's children. Mr. Baird expressly disclaims beneficial ownership of such shares.

(4) Pursuant to an agreement between AEA and the other members of the AEA Group, AEA has voting power over shares of Leiner Group common stock held by the members of the AEA Group, and accordingly may be deemed to beneficially own such shares.

(5) Does not reflect Equity Rights owned by Messrs. Kaminski, Bensussen, Towne, Lanigan and Kahn reflecting the right to receive 24,067 shares, 18,484 shares, 4,812 shares, 4,938 shares and 5,576 shares of Leiner Group common stock, respectively, as such Equity Rights are not exercisable within 60 days of the date hereof.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    STOCKHOLDERS AGREEMENT. On the Recapitalization Closing Date, Leiner Group and the stockholders of Leiner Group entered into the Stockholders Agreement, which contains, among other terms and conditions, provisions relating to corporate governance, certain restrictions with respect to transfer of Recapitalized Common Stock by certain parties thereunder, certain rights and obligations with respect to transfers of Recapitalized Common Stock and certain registration rights granted by the Company with respect to shares of Recapitalized Common Stock. The Stockholders Agreement gives the AEA Group the power to elect one member of Leiner Group's Board of Directors and, so long as North Castle owns at least 40% of all outstanding Leiner Group equity, gives North Castle the power to elect the remaining directors of Leiner Group, and through Leiner Group, all the directors of Leiner. If North Castle's ownership of Leiner Group equity falls below 40%, it may elect the number of directors that is proportionate to its shareholdings. Accordingly, North Castle controls the Company and has the power to appoint new management and approve any action requiring the approval of the holders of Leiner Group common stock, including adopting amendments to Leiner Group's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets.

    The Stockholders Agreement also restricts the ability of existing shareholders to transfer their Leiner Group equity to third parties prior to June 30, 1998, and gives certain of these shareholders a right of first refusal after that date. These restrictions either do not apply or change if there is a public offering, or if North Castle sells more than 5% of all outstanding Leiner Group equity. If North Castle seeks to sell more than 5% of the outstanding Leiner Group equity, other existing shareholders have the right to sell their shares at the same time. The Agreement also gives North Castle rights to require Leiner Group to register Leiner Group equity under the Securities Act, subject to certain limitations and conditions.

    MANAGEMENT AGREEMENTS. Following its acquisition of Leiner on May 4, 1992, AEA entered into a management agreement with Leiner Group, pursuant to which AEA provided management, consulting and financial services to the Company for an annual fee of $0.35 million plus expenses. In connection with the Vita Health Acquisition, the Company paid to AEA an additional transaction fee of $0.3 million for services in arranging, structuring, and negotiating the terms of the Vita Health Acquisition and related refinancing, and reimbursed it for certain related expenses. AEA received a transaction fee of $3.5 million for similar services rendered in connection with the Recapitalization.

    Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA was terminated, and Leiner Group and Leiner entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment. In exchange for such services, Leiner Group and Leiner have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses, and to indemnify the Sponsor and certain affiliates against certain liabilities. This fee may be reduced upon completion of an initial public offering of Leiner's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle or North Castle terminates before that date. Leiner Group and Leiner have also paid the Sponsor a transaction fee of $3.5 million for services relating to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses.

    MANAGEMENT. As part of the Recapitalization, the current managers and employees of the Company were afforded the opportunity to choose the amount of their existing equity they wished to retain in Leiner Group in the form of Leiner Group equity. Managers and employees who retained their equity in Leiner Group will, as a result of the increased leverage on the Company incurred as part of the Recapitalization, acquired a greater percentage equity ownership. Under the Stockholders Agreement, current managers have the right, upon their death or permanent disability, to require Leiner Group to purchase their Leiner Group common stock for its then fair market value.

    In connection with the Recapitalization, the Company paid senior managers transaction bonuses of $5.2 million in the aggregate. In addition, Leiner Group established a new stock option plan which provides for the Board of Leiner Group to grant Management Options to acquire 122,222 shares of Leiner Group common stock. A total of 88,300 of these Management Options were granted as of June 30, 1997 and an additional 22,556, 2,950 and 9,966 of these Management Options were granted on November 1, 1997, December 31, 1997 and June 11, 1998, respectively, in each case subject to a vesting schedule.

    The Board of Leiner Group and management of the Company instituted a stock purchase plan pursuant to which certain managers and employees of the Company were afforded the opportunity to purchase Leiner Group common stock. The gross proceeds of such offering was $1.9 million.

    On June 25, 1997, Baird Investment, the managing member of North Castle, entered into separate agreements with three of the principal investors in North Castle, Electra Fleming Inc. ("Electra"), Moore Capital Management, Inc. ("Moore") and PPM America, Inc. ("PPM"). As part of these agreements, Baird Group caused North Castle to exercise its rights under the Stockholders Agreement to nominate one person designated by Electra, Moore and PPM to serve on the Board of Directors of Leiner Group. In connection with these agreements, Leiner Group paid Electra, Moore and PPM a one-time board representation fee of $100,000, $75,000 and $75,000, respectively.

                                    PART IV
                                    ITEM 14
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Report:

        1. FINANCIAL STATEMENTS. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                                      PAGE
                                                                                                      -----
Index to Consolidated Financial Statements.......................................................         F-1
Report of Independent Auditors...................................................................         F-2
Consolidated Balance Sheets as of March 31, 1998 and 1997........................................         F-3
Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996..........         F-4
Consolidated Statements of Shareholder's Equity (Deficit) for the years ended March 31, 1998,
  1997 and 1996..................................................................................         F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996..........         F-6
Notes to Consolidated Financial Statements.......................................................         F-7

        2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the page referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

Schedule II--Consolidated Valuation and Qualifying Accounts...................         S-1

        3.  LIST OF EXHIBITS.

  EXHIBIT                          EXHIBIT
  NUMBER                         DESCRIPTION                                        CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
       2.1   Stock Purchase Agreement and Agreement and Plan of   Filed as Exhibit 2.1 to the Registration Statement
             Merger, dated as of May 31, 1997, by and among       on Form S-4 (Registration No. 333-33121) of Leiner
             Leiner Group, North Castle Partners I, L.L.C. and    Health Products Inc. under the Securities Act of
             LHP Acquisition Corp.                                1933, as amended (the "Registration Statement on
                                                                  Form S-4"), and incorporated herein by reference.

       2.2   Amendment No. 1 to Stock Purchase Agreement and      Filed as Exhibit 2.2 to the Registration Statement
             Agreement and Plan of Merger, dated as of June 30,   on Form S-4 and incorporated herein by reference.
             1997, by and among Leiner Group, North Castle
             Partners I, L.L.C. and LHP Acquisition Corp.

       3.1   Amended and Restated Certificate of Incorporation    Filed as Exhibit 3.1 to the Registration Statement
             of Leiner Health Products Inc. ("LHP").              on Form S-4 and incorporated herein by reference.

       3.2   Amended and Restated By-Laws of LHP (formerly known  Filed as Exhibit 3.2 to the Registration Statement
             as Amended and Restated By-Laws of LHP Funding       on Form S-4 and incorporated herein by reference.
             Corp.).

  EXHIBIT                          EXHIBIT
  NUMBER                         DESCRIPTION                                        CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
       4.1   Indenture, dated as of June 30, 1997, between        Filed as Exhibit 4.1 to the Registration Statement
             Leiner Group and United States Trust Company of New  on Form S-4 and incorporated herein by reference.
             York (the "Trustee").

       4.2   First Supplemental Indenture, dated as of June 30,   Filed as Exhibit 4.2 to the Registration Statement
             1997, among Leiner Group, LHP and the Trustee.       on Form S-4 and incorporated herein by reference.

       4.3   Purchase Agreement, dated as of June 19, 1997,       Filed as Exhibit 4.3 to the Registration Statement
             among Leiner Group, LHP, Merrill Lynch & Co.,        on Form S-4 and incorporated herein by reference.
             Salomon Brothers Inc and Scotia Capital Markets
             (USA) Inc. (the "Initial Purchasers").

       4.4   Registration Rights Agreement, dated as of June 30,  Filed as Exhibit 4.4 to the Registration Statement
             1997, among Leiner Group, LHP and the Initial        on Form S-4 and incorporated herein by reference.
             Purchasers.

       4.5   Amended and Restated Credit Agreement, dated as of   Filed as an exhibit hereto.
             May 15, 1998 (the "Credit Agreement"), among LHP,
             Vita Health Products Inc. (formerly Vita Health
             Company (1985) Ltd.), a Canadian corporation ("Vita
             Health"), the banks and other financial
             institutions party thereto, as lenders, The Bank of
             Nova Scotia, as U.S. Agent and Canadian Agent (the
             "Agents"), Merrill Lynch Capital Corporation, as
             documentation agent, and Salomon Brothers Holding
             Company Inc, as syndication agent.

       4.6   Affirmation and Consent, dated May 15, 1998, by PLI  Filed as an exhibit hereto.
             Holdings Inc., VH Holdings Inc., 64,804 Manitoba
             Ltd. and Westcan Pharmaceuticals Ltd. to the Bank
             of Nova Scotia as U.S. Agent under the Credit
             Agreement and each of the lenders party to the
             Credit Agreement.

       4.7   Assumption Agreement, dated as of June 30, 1997,     Filed as Exhibit 4.7 to the Registration Statement
             between Leiner Group and LHP and accepted and        on Form S-4 and incorporated herein by reference.
             acknowledged by the Agents on behalf of the lenders
             that are party to the Credit Agreement.

       4.8   U.S. Borrower Security Agreement, dated as of June   Filed as Exhibit 4.8 to the Registration Statement
             30, 1997, between LHP and The Bank of Nova Scotia,   on Form S-4 and incorporated herein by reference.
             as collateral agent.

       4.9   U.S. Borrower Pledge Agreement, dated as of June     Filed as Exhibit 4.9 to the Registration Statement
             30, 1997, made by LHP in favor of the Agents for     on Form S-4 and incorporated herein by reference.
             the secured parties, as defined therein.

  EXHIBIT                          EXHIBIT
  NUMBER                         DESCRIPTION                                        CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
       4.10  Parent Pledge Agreement, dated as of June 30, 1997,  Filed as Exhibit 4.10 to the Registration Statement
             made by PLI Holdings Inc. in favor of the Agents     on Form S-4 and incorporated herein by reference.
             for the secured parties, as defined therein.

       4.11  Canadian Holdings Pledge Agreement, dated as of      Filed as Exhibit 4.11 to the Registration Statement
             June 30, 1997, made by VH Holdings Inc. in favor of  on Form S-4 and incorporated herein by reference.
             The Bank of Nova Scotia, as agent for each of the
             secured parties, as defined therein.

       4.12  Canadian Borrower Pledge Agreement, dated as of      Filed as Exhibit 4.12 to the Registration Statement
             June 30, 1997, made by Vita Health in favor of The   on Form S-4 and incorporated herein by reference.
             Bank of Nova Scotia, as agent for each of the
             secured parties, as defined therein.

       4.13  U.S. Borrower Guaranty, dated as of June 30, 1997,   Filed as Exhibit 4.13 to the Registration Statement
             made by LHP in favor of the Agents for the secured   on Form S-4 and incorporated herein by reference.
             parties, as defined therein.

       4.14  Parent Guaranty, dated as of June 30, 1997, made by  Filed as Exhibit 4.14 to the Registration Statement
             PLI Holdings in favor of the Agents for the secured  on Form S-4 and incorporated herein by reference.
             parties, as defined therein.

       4.15  Canadian Holdings Guaranty, dated as of June 30,     Filed as Exhibit 4.15 to the Registration Statement
             1997, made by VH Holdings Inc. in favor of The Bank  on Form S-4 and incorporated herein by reference.
             of Nova Scotia as agent for the secured parties, as
             defined therein.

       4.16  Canadian Subsidiary Guaranties, each dated as of     Filed as Exhibit 4.16 to the Registration Statement
             June 30, 1997, made by each of 64804 Manitoba Ltd.   on Form S-4 and incorporated herein by reference.
             and Westcan Pharmaceuticals Ltd. in favor of The
             Bank of Nova Scotia as agent for the secured
             parties, as defined therein.

       4.17  Canadian Borrower Debenture, each dated as of June   Filed as Exhibit 4.17 to the Registration Statement
             30, 1997, made by Vita Health in favor of The Bank   on Form S-4 and incorporated herein by reference.
             of Nova Scotia on its own behalf and as agent for
             the Canadian secured parties as defined therein in
             the amount of $75,000,000.

       4.18  Canadian Holdings Debenture, dated as of June 30,    Filed as Exhibit 4.18 to the Registration Statement
             1997, made by VH Holdings Inc. in favor of The Bank  on Form S-4 and incorporated herein by reference.
             of Nova Scotia, on its own behalf and as agent for
             the Canadian secured parties, as defined therein in
             the amount of $75,000,000.

  EXHIBIT                          EXHIBIT
  NUMBER                         DESCRIPTION                                        CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
       4.19  Canadian Subsidiary Debenture, dated as of June 30,  Filed as Exhibit 4.19 to the Registration Statement
             1997, made by 64804 Manitoba Ltd. in favor of The    on Form S-4 and incorporated herein by reference.
             Bank of Nova Scotia, on its own behalf and as agent
             for the Canadian secured parties, as defined
             therein in the amount of $75,000,000.

       4.20  Canadian Subsidiary Debenture, dated as of June 30,  Filed as Exhibit 4.20 to the Registration Statement
             1997, made by Westcan Pharmaceuticals Ltd. in favor  on Form S-4 and incorporated herein by reference.
             of The Bank of Nova Scotia, on its own behalf and
             as agent for the Canadian secured parties, as
             defined therein in the amount of $75,000,000.

       4.21  Mortgage, Assignment of Leases and Rents, Security   Filed as Exhibit 4.21 to the Registration Statement
             Agreement and Fixture Filing, dated as of June 30,   on Form S-4 and incorporated herein by reference.
             1997 from LHP, as Mortgagor, to The Bank of Nova
             Scotia, as agent, relating to the property located
             at 3532 West 47th Place, Chicago, Illinois, as
             amended by the First Amendment to the Mortgage,
             Assignment of Leases and Rents, Security Agreement
             and Fixture Filing dated as of July 31, 1997.

       4.22  Mortgage, Assignment of Leases and Rents, Security   Filed as Exhibit 4.22 to the Registration Statement
             Agreement and Fixture Filing, dated as of August     on Form S-4 and incorporated herein by reference.
             20, 1997 from LHP, as Mortgagor, to The Bank of
             Nova Scotia, as agent, relating to the property
             located at 3308 Covington, Kalamazoo, Michigan.

       4.23  Mortgage, Assignment of Leases and Rents, Security   Filed as Exhibit 4.23 to the Registration Statement
             Agreement and Fixture Filing, dated as of June 30,   on Form S-4 and incorporated herein by reference.
             1997 from LHP, as Mortgagor, to The Bank of Nova
             Scotia, as agent, relating to the property located
             at 2300 Badger Lane, Madison, Wisconsin.

       4.24  Leasehold Deed of Trust, Assignment of Leases and    Filed as Exhibit 4.24 to the Registration Statement
             Rents, Security Agreement and Fixture Filing, dated  on Form S-4 and incorporated herein by reference.
             June 30, 1997 from LHP, as Trustor, in favor of
             Lawyers Title Company of California as Trustee, for
             the benefit of The Bank of Nova Scotia, as agent,
             relating to the property located at 7366 Orangewood
             Avenue, Garden Grove, California.

       4.25  Trademark Security Agreement, dated as of June 30,   Filed as Exhibit 4.25 to the Registration Statement
             1997, between LHP and The Bank of Nova Scotia as     on Form S-4 and incorporated herein by reference.
             collateral agent for the secured parties.

  EXHIBIT                          EXHIBIT
  NUMBER                         DESCRIPTION                                        CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
      10.1   Consulting Agreement, dated as of June 30, 1997,     Filed as Exhibit 10.1 to the Registration Statement
             among Leiner Group, LHP and North Castle.            on Form S-4 and incorporated herein by reference.

      10.2   Restated Standard Indemnity Agreement, dated         Filed as Exhibit 10.2 to the Registration Statement
             September 1, 1992 between Showa Denko America Inc.   on Form S-4 and incorporated herein by reference.
             and LHP Holdings Corp. (now LHP).

      10.3   Guaranty Agreement, dated September 1, 1992,         Filed as Exhibit 10.3 to the Registration Statement
             between Showa Denko K.K. and LHP Holdings Corp.      on Form S-4 and incorporated herein by reference.
             (now LHP).

      10.4   Leiner Group Stock Option Plan (formerly known as    Filed as Exhibit 10.4 to the Registration Statement
             PLI Investors Inc. Stock Option Plan).               on Form S-4 and incorporated herein by reference.

      10.5   First Amendment to the Leiner Group Stock Option     Filed as Exhibit 10.5 to the Registration Statement
             Plan, effective as of June 30, 1997.                 on Form S-4 and incorporated herein by reference.

      10.6   Leiner Group Stock Incentive Plan, adopted and       Filed as Exhibit 10.6 to the Registration Statement
             effective as of June 30, 1997.                       on Form S-4 and incorporated herein by reference.

      10.7   Lease, dated as of March 12, 1984, by and between    Filed as Exhibit 10.7 to the Registration Statement
             R&R Properties ("R&R") and Trupak, Inc. ("Trupak"),  on Form S-4 and incorporated herein by reference.
             as amended by the First Amendment, dated as of
             August 1, 1986 between R&R and Trupak, the Second
             Amendment, dated as of June 19, 1989 between R&R
             and Trupak, the Third Amendment, dated as of August
             3, 1992 between R&R and P. Leiner Nutritional
             Products Inc. (successor to merger to Trupak, Inc.
             ("P. Leiner"), the Fourth Amendment, dated as of
             August 2, 1994 between R&R and LHP (successor to P.
             Leiner), and the Fifth Amendment, dated May 20,
             1996 between R&R and LHP, related to a premise
             located in West Unity, Ohio.

      10.8   Lease Agreement, dated August 2, 1994, between       Filed as Exhibit 10.8 to the Registration Statement
             Square Feet Unlimited ("Square Feet Unlimited") and  on Form S-4 and incorporated herein by reference.
             LHP, relating to a premise in West Unity, Ohio, as
             amended by the First Amendment of Lease, dated May
             20, 1996, between Square Feet Unlimited and LHP.

      10.9   Lease, dated as of October 4, 1993, by and between   Filed as Exhibit 10.9 to the Registration Statement
             Watson Land Company ("Watson") and LHP, related to   on Form S-4 and incorporated herein by reference.
             a premise located at 810 East 233rd Street, Carson,
             California.

  EXHIBIT                          EXHIBIT
  NUMBER                         DESCRIPTION                                        CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
      10.10  Lease, dated as of October 4, 1993, by and between   Filed as Exhibit 10.10 to the Registration
             Watson and LHP, related to a premise located at 901  Statement on Form S-4 and incorporated herein by
             East 233rd Street, Carson, California.               reference.

      10.11  Sublease, dated as of October 8, 1993 by and         Filed as Exhibit 10.11 to the Registration
             between Teledyne, Inc. and LHP, related to a         Statement on Form S-4 and incorporated herein by
             premise located at 901 East 233rd Street, Carson,    reference.
             California.

      10.12  Standard Industrial Lease, dated February 19, 1988   Filed as Exhibit 10.12 to the Registration
             between Richard F. Burns, J. Grant Monahan and       Statement on Form S-4 and incorporated herein by
             Lawrence W. Doyle, as Trustees of AEW #113 Trust     reference.
             established under Declaration of Trust dated
             January 19, 1988 and Vita-Fresh Vitamin Co. Inc.
             and Vital Industries, Inc., as amended by the First
             Lease Amendment, dated as of June 12, 1997, between
             Sierra Pacific California LP and LHP, related to a
             premise located in Garden Grove, California.

      10.13  Lease, dated May 1, 1997 between Crescent            Filed as Exhibit 10.13 to the Registration
             Resources, Inc. and LHP, related to a premise        Statement on Form S-4 and incorporated herein by
             located in York County, South Carolina.              reference.

      10.14  Severance Benefit Agreement, dated as of November    Filed as Exhibit 10.14 to the Registration
             21, 1991, by and between LHP and Robert M.           Statement on Form S-4 and incorporated herein by
             Kaminski.                                            reference.

      10.15  Severance Benefit Agreement, dated as of November    Filed as Exhibit 10.15 to the Registration
             21, 1991, by and between LHP and Gale K. Bensussen.  Statement on Form S-4 and incorporated herein by reference.

      10.16  Severance Benefit Agreement, dated as of May 30,     Filed as Exhibit 10.16 to the Registration
             1997, by and between LHP and William B. Towne.       Statement on Form S-4 and incorporated herein by
                                                                  reference.

      10.17  Severance Benefit Agreement, dated as of November    Filed as Exhibit 10.17 to the Registration
             21, 1991, by and between LHP and Kevin J. Lanigan.   Statement on Form S-4 and incorporated herein by
                                                                  reference.

      10.18  Severance Benefit Agreement, dated as of November    Filed as Exhibit 10.18 to the Registration
             21, 1991, by and between LHP and Stanley J. Kahn.    Statement on Form S-4 and incorporated herein by
                                                                  reference.

      10.19  Net Lease, dated as of October 14, 1997, by and      Filed as Exhibit 10.19 to the Registration
             between MIT Unsecured, L.P. and LHP, related to a    Statement on Form S-4 and incorporated herein by
             premise located in York County, South Carolina.      reference.

  EXHIBIT                          EXHIBIT
  NUMBER                         DESCRIPTION                                        CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
      10.20  Stockholders Agreement, dated as of June 30, 1997,   Filed as Exhibit 10.1 to the Quarterly Report on
             among Leiner Health Products Group, Inc., North      Form 10-Q of Leiner Health Products Inc. for the
             Castle Partners I, L.L.C., AEA Investors Inc., and   Quarter Ended December 31, 1997, and incorporated
             each other person who is or becomes a party          herein by reference.
             thereto.

      10.21  Stock Purchase Plan of Leiner Health Products Group  Filed as Exhibit 10.2 to the Quarterly Report on
             Inc. as adopted by the Board of Directors of Leiner  Form 10-Q of Leiner Health Products Inc. for the
             Health Products Group Inc. on November 17, 1997.     Quarter Ended December 31, 1997, and incorporated
                                                                  herein by reference.

      12.1   Computation of Ratio of Earnings to Fixed Charges.   Filed as an exhibit hereto.

      12.2   Computation of EBITDA to Interest Expense.           Filed as an exhibit hereto.

      21     List of Subsidiaries of the Registrant.              Filed as an exhibit hereto.

      27     Financial Data Schedule--March 31, 1998              Filed as an exhibit hereto.

    (b) Reports on Form 8-K: None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, Leiner Health Products Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carson, State of California, on the 29th day of June, 1998.

                                LEINER HEALTH PRODUCTS INC.

                                By:             /s/ WILLIAM B. TOWNE
                                     -----------------------------------------
                                               Name: William B. Towne
                                          Title: Executive Vice President,
                                              Chief Financial Officer,
                                         Director, Treasurer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ ROBERT M. KAMINSKI      Chief Executive Officer,
------------------------------    Director (Principal          June 29, 1998
      Robert M. Kaminski          Executive Officer)

                                Executive Vice President,
     /s/ WILLIAM B. TOWNE         Chief Financial Officer,
------------------------------    Director, Treasurer and      June 29, 1998
       William B. Towne           Secretary (Principal
                                  Accounting Officer)

                                Executive Vice President,
     /s/ WILLIAM B. TOWNE         Chief Financial Officer,
------------------------------    Director, Treasurer and      June 29, 1998
       William B. Towne           Secretary (Principal
                                  Financial Officer)

    /s/ GALE K. BENSUSSEN
------------------------------  President and Director         June 29, 1998
      Gale K. Bensussen

                          LEINER HEALTH PRODUCTS INC.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

  Report of Independent Auditors.....................................................        F-2

  Consolidated Balance Sheets as of March 31, 1998 and 1997..........................        F-3

  Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and
    1996.............................................................................        F-4

  Consolidated Statements of Shareholder's Equity (Deficit) for the years ended March
    31, 1998, 1997 and 1996..........................................................        F-5

  Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and
    1996.............................................................................        F-6

  Notes to Consolidated Financial Statements.........................................        F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Leiner Health Products Inc.

    We have audited the accompanying consolidated balance sheets of Leiner Health Products Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leiner Health Products Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /S/ Ernst & Young LLP

Orange County, California
May 15, 1998

                          LEINER HEALTH PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $    1,026  $    2,066
  Accounts receivable, net of allowances of $4,713 and $3,840 at March 31, 1998 and 1997,
    respectively..........................................................................      89,358      77,436
  Inventories.............................................................................     137,853      86,823
  Deferred income taxes...................................................................       8,578       3,838
  Prepaid expenses and other current assets...............................................       2,298       2,639
                                                                                            ----------  ----------
    Total current assets..................................................................     239,113     172,802
Property, plant and equipment, less accumulated depreciation and amortization.............      48,899      42,367
Goodwill, less accumulated amortization of $8,790 and $7,131 at March 31, 1998 and 1997,
  respectively............................................................................      56,412      58,035
Deferred financing charges................................................................      11,465       1,875
Other noncurrent assets...................................................................       9,937       9,485
                                                                                            ----------  ----------
    Total assets..........................................................................  $  365,826  $  284,564
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                  LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Bank checks outstanding, less cash on deposit...........................................  $    3,730  $   10,410
  Current portion of long-term debt.......................................................       1,733       3,148
  Accounts payable........................................................................      93,226      61,623
  Customer allowances payable.............................................................      14,063       6,632
  Accrued compensation and benefits.......................................................      10,132       6,233
  Accrued interest expense................................................................       3,116         870
  Income taxes payable....................................................................       3,349       1,818
  Other accrued expenses..................................................................       3,709       2,665
                                                                                            ----------  ----------
    Total current liabilities.............................................................     133,058      93,399
Long-term debt............................................................................     257,059     102,290
Deferred income taxes.....................................................................       2,600       2,582
Other noncurrent liabilities..............................................................       1,997       1,425
Commitments and contingent liabilities
Minority interest in subsidiary...........................................................       1,028       4,718
Shareholder's equity (deficit):
  Common stock, $1 par value: 1,000 shares authorized, issued and outstanding at March 31,
    1998 and 1997.........................................................................           1           1
  Capital in excess of par value..........................................................       1,825      62,966
  Cumulative translation adjustment.......................................................        (138)       (173)
  Retained earnings (deficit), net of charges from recapitalization of Parent of $31,543
    and $0 at March 31, 1998 and 1997, respectively.......................................     (31,604)     17,356
                                                                                            ----------  ----------
    Total shareholder's equity (deficit)..................................................     (29,916)     80,150
                                                                                            ----------  ----------
    Total liabilities and shareholder's equity (deficit)..................................  $  365,826  $  284,564
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                     YEARS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  502,110  $  392,786  $  338,417
Cost of sales................................................................     368,599     288,579     253,272
                                                                               ----------  ----------  ----------
Gross profit.................................................................     133,511     104,207      85,145
Marketing, selling and distribution expenses.................................      62,626      51,477      44,228
General and administrative expenses..........................................      29,462      21,219      18,344
Expenses related to recapitalization of parent...............................      32,808      --          --
Amortization of goodwill.....................................................       1,663       1,514       1,585
Closure of facilities and impairment of long-lived asset.....................       1,221       1,416       4,730
Management reorganization....................................................      --           1,000      --
Other charges................................................................       1,285         878         482
                                                                               ----------  ----------  ----------
Operating income.............................................................       4,446      26,703      15,776
Other expenses...............................................................          64      --          --
Interest expense, net........................................................      19,494       8,281       9,924
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and extraordinary item.....................     (15,112)     18,422       5,852
Provision for income taxes before extraordinary item.........................       1,196       8,028       4,686
                                                                               ----------  ----------  ----------
Income (loss) before extraordinary item......................................     (16,308)     10,394       1,166
Extraordinary loss on the early extinguishment of debt, net of income taxes of $761 and $1,833 for the years ended March 31, 1998 and 1997,
  respectively...............................................................       1,109       2,756      --
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $  (17,417) $    7,638  $    1,166
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                      CAPITAL                                         TOTAL
                                               COMMON STOCK          IN EXCESS    CUMULATIVE        RETAINED      SHAREHOLDER'S
                                        --------------------------    OF PAR      TRANSLATION       EARNINGS         EQUITY
                                          SHARES        AMOUNT         VALUE      ADJUSTMENT       (DEFICIT)        (DEFICIT)
                                        -----------  -------------  -----------  -------------  ----------------  -------------
Balance at March 31, 1995.............       1,000     $       1     $  62,966     $  --          $      8,552     $    71,519
Net income............................      --            --            --            --                 1,166           1,166
                                                              --
                                             -----                  -----------        -----          --------    -------------
Balance at March 31, 1996.............       1,000             1        62,966        --                 9,718          72,685
Net income............................      --            --            --            --                 7,638           7,638
Translation adjustment................      --            --            --              (173)          --                 (173)
                                                              --
                                             -----                  -----------        -----          --------    -------------
Balance at March 31, 1997.............       1,000             1        62,966          (173)           17,356          80,150
Net loss..............................      --            --            --            --               (17,417)        (17,417)
Recapitalization of parent............      --            --           (62,966)       --               (31,543)        (94,509)
Capital contribution from parent......      --            --             1,825        --               --                1,825
Translation adjustment................      --            --            --                35           --                   35
                                                              --
                                             -----                  -----------        -----          --------    -------------
Balance at March 31, 1998.............       1,000     $       1     $   1,825     $    (138)     $    (31,604)    $   (29,916)
                                                              --
                                                              --
                                             -----                  -----------        -----          --------    -------------
                                             -----                  -----------        -----          --------    -------------

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED MARCH 31,
                                                                                ----------------------------------
                                                                                   1998         1997       1996
                                                                                -----------  ----------  ---------
OPERATING ACTIVITIES
Net income (loss).............................................................  $   (17,417) $    7,638  $   1,166
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation................................................................        7,294       5,146      5,103
  Amortization................................................................        7,386       7,454      7,393
  Stock option compensation expense...........................................        8,300          99        132
  Deferred income taxes.......................................................       (4,722)        270      3,364
  Extraordinary loss on the early extinguishment of debt......................        1,870       4,589     --
  Translation adjustment......................................................          (35)        173     --
  Charge for long-lived asset impairment......................................      --           --          4,730
  Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable.......................................................      (11,992)     (7,371)     4,742
    Inventories...............................................................      (51,205)     (8,694)    (7,818)
    Bank checks outstanding, less cash on deposit.............................       (6,654)      7,979     (9,900)
    Accounts payable..........................................................       31,766       5,418      4,756
    Customer allowances payable...............................................        7,431       1,161        260
    Accrued compensation and benefits.........................................        4,232       1,484       (925)
    Other accrued expenses....................................................        2,840      (1,956)    (1,252)
    Income taxes payable/receivable...........................................        1,215       1,246        691
    Other.....................................................................        1,236      (1,469)       261
                                                                                -----------  ----------  ---------
Net cash provided by (used in) operating activities...........................      (18,455)     23,167     12,703
INVESTING ACTIVITIES
Additions to property, plant and equipment, net...............................      (14,427)     (3,540)    (3,468)
Acquisition of business, net of cash acquired.................................      --           (2,420)    --
Increase in other noncurrent assets...........................................       (4,513)     (2,542)    (5,192)
                                                                                -----------  ----------  ---------
Net cash used in investing activities.........................................      (18,940)     (8,502)    (8,660)
FINANCING ACTIVITIES
Net borrowings (payments) under former bank line of credit....................     (100,405)     47,247         78
Borrowings under new bank revolving credit facility...........................       65,316      --         --
Borrowings under new bank term credit facility................................       85,000      --         --
Payments under new bank term credit facility..................................         (638)     --         --
Capital contribution from parent..............................................        1,825      --         --
Repurchase of minority interest...............................................       (3,599)     --         --
Increase in deferred financing charges........................................      (10,238)     (1,721)      (143)
Repayment of senior notes, including prepayment penalty.......................      --          (49,097)    --
Increase in other long-term debt..............................................      --            2,270      1,305
Payments on other long-term debt..............................................       (1,143)    (12,493)    (3,872)
                                                                                -----------  ----------  ---------
Net cash provided by (used in) financing activities...........................       36,118     (13,794)    (2,632)
Effect of exchange rate changes...............................................          237        (216)    --
                                                                                -----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents..........................       (1,040)        655      1,411
Cash and cash equivalents at beginning of year................................        2,066       1,411     --
                                                                                -----------  ----------  ---------
Cash and cash equivalents at end of year......................................  $     1,026  $    2,066  $   1,411
                                                                                -----------  ----------  ---------
                                                                                -----------  ----------  ---------

          See accompanying notes to consolidated financial statements

                          LEINER HEALTH PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND OPERATIONS

    Leiner Health Products Inc. (the "Company") is primarily involved in a single business segment, the manufacture and distribution of vitamins, over-the-counter drugs and other health and beauty aid products to mass market retailers and through other channels, primarily in the United States and Canada. The Company is a wholly owned subsidiary of PLI Holdings Inc. ("PLI Holdings"), which operates solely as a holding company and which is itself a wholly owned subsidiary of Leiner Health Products Group Inc. ("Leiner Group"). These consolidated financial statements include the accounts of the Company and its subsidiaries, including VH Holdings Inc., a holding company which owns Vita Health Products, Inc. ("Vita Health").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for uncollectible accounts, product returns, sales allowances and inventory reserves.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity, approximate the carrying amounts in the consolidated financial statements.

    INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method, at rates designed to distribute

                          LEINER HEALTH PRODUCTS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the cost of assets over their estimated service lives or, for leasehold improvements, the shorter of their estimated service lives or their remaining lease terms.

    OTHER ASSETS

    Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is being amortized over the period of expected benefit ranging from 35 to 40 years. Deferred financing charges are being amortized based on the principal balance outstanding using the effective interest method. Other intangible assets are being amortized over the period of expected benefit of 15 years. Incentives provided to customers to secure long-term sales agreements (primarily cash advances and credit memos to be applied against purchases under the contract) are amortized over the terms of the agreements or as related sales are recognized. Amounts deferred under such agreements totaled $6,528,000 and $6,388,000 as of March 31, 1998 and 1997, respectively.

    LONG-LIVED ASSETS

    During the fiscal year ended March 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121), which requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. Goodwill that is not associated with specific assets that are impaired is assessed for impairment when impairment indicators are present and reduced to its estimated fair value if less than its carrying value. See Note 5 for disclosure regarding the effect of adoption of SFAS No. 121 on the Company's consolidated financial statements.

    FOREIGN CURRENCY TRANSLATION

    The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the year-end exchange rates and income statement accounts at the weighted monthly average exchange rate for the year. Translation gains and losses are recorded in shareholder's equity, and realized gains and losses are reflected in income. Transaction gains and losses were immaterial.

    REVENUE RECOGNITION

    The Company recognizes revenue from product sales at the time of shipment. Provisions are made currently for estimated returns and allowances.

    STOCK-BASED COMPENSATION

    The Company has elected to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related interpretations. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the fair value of the stock, less the exercise price.

                          LEINER HEALTH PRODUCTS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 1998, 1997 and 1996 was $8,150,000, $11,257,000 and
$8,731,000, respectively.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and/or distributions to shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company plans to adopt SFAS No. 130 in fiscal 1999, and does not expect adoption to have a material impact on the company's financial position, results of operations or cash flows.

    Also in June 1997, the FASB issued Statement No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company plans to adopt SFAS No. 131 in fiscal 1999 and does not expect adoption to significantly change its reportable segments.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

3. RECAPITALIZATION

    On June 30, 1997, Leiner Group completed a leveraged recapitalization transaction ("Recapitalization"). This transaction was effected through receipt of an equity investment from North Castle Partners I, L.L.C. ("North Castle"), an investment fund formed by Mr. Charles F. Baird, Jr. to effect the Recapitalization. Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211,100,000, issued $80,400,000 of new shares of the recapitalized Leiner Group to North Castle, issued $85,000,000 of Senior Subordinated Notes (the "Notes"), and established a $210,000,000 senior secured credit facility (the "Credit Facility") that provides for both term and revolving credit borrowings. Immediately upon consummation of the Recapitalization, the obligations of Leiner Group under the Notes and the Credit Facility were assigned to and assumed by the Company. The Recapitalization was accounted for as a recapitalization of Leiner Group which had no impact on the historical basis of assets and liabilities as reflected in the Company's consolidated financial statements.

    In connection with the Recapitalization, the Company wrote off $1,109,000 of deferred financing charges, net of income taxes of $761,000, as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1998. Additionally in connection with the Recapitalization, the Company

                          LEINER HEALTH PRODUCTS INC.

3. RECAPITALIZATION (CONTINUED)
incurred expenses of $32,808,000 consisting of $11,954,000 related to Leiner Group's capital raising activities, transaction bonuses granted to certain management personnel in the aggregate amount of approximately $5,199,000 and compensation expense related to the in-the-money value of stock options of approximately $15,655,000. The compensation expense represented the excess of the fair market value of the underlying common stock over the exercise price of the options canceled in connection with the Recapitalization.

    The assumption of debt and the transfer of excess funds from Leiner Group related to the Recapitalization totaled approximately $102,809,000 and consisted of the following (in thousands):

Assumption of debt from Leiner Group:
  New Credit Facility.................................  $(149,736)
  Notes...............................................    (85,000) $(234,736)
                                                        ---------
Excess funds transferred from Leiner Group............               131,927
                                                                   ---------
                                                                   $(102,809)
                                                                   ---------
                                                                   ---------

    Of this amount, $8,300,000 is reflected in expenses related to Recapitalization of parent in the accompanying Consolidated Statement of Operations, with the remainder first applied against capital in excess of par value until that was exhausted and then against retained earnings (deficit).

4. ACQUISITION

    On January 30, 1997, the Company acquired all of the outstanding capital stock of G. S. Investments Ltd. which owned, among other companies, Vita Health. Vita Health is headquartered in Winnipeg, Manitoba, Canada and primarily manufactures and distributes vitamins and over-the-counter drugs. The results of operations of Vita Health are included in the accompanying consolidated statements of operations since the date of acquisition. The total cost of the acquisition, including direct acquisition costs of $1,151,000, was approximately $16,030,000, represented by $2,420,000 of cash, $4,718,000 of preferred stock of a subsidiary and $8,892,000 of liabilities assumed. The acquisition has been accounted for as a purchase and, accordingly, the excess of cost over the fair value of net assets acquired of $7,172,000 has been included in goodwill, and is being amortized over its expected benefit period of 35 years.

    As part of the acquisition purchase price, the Company issued approximately 46,037 shares of Class A preferred stock and approximately 17,511 shares of Class B preferred stock in VH Holdings Inc., a subsidiary of the Company. The Class A preferred stock had an aggregate redemption value of approximately $3,418,000 and the Class B preferred stock had an aggregate redemption value of approximately $1,300,000. The preferred stock does not accrue dividends and has no voting rights. A portion of the minority preferred stock interest in VH Holdings Inc., aggregating $3,690,000, was redeemed in connection with the Recapitalization. The remaining portion of outstanding preferred stock was redeemed for cash of $1,028,000 in April 1998. This minority preferred stock has been classified as minority interest in subsidiary in the accompanying consolidated balance sheets.

5. CLOSURE OF FACILITIES, LONG-LIVED ASSET IMPAIRMENT AND MANAGEMENT REORGANIZATION

    During the year ended March 31, 1998, the Company's Board of Directors approved a plan to close the West Unity, Ohio facility during the summer of 1998. Estimated closure costs of $1,221,000 were

                          LEINER HEALTH PRODUCTS INC.

5. CLOSURE OF FACILITIES, LONG-LIVED ASSET IMPAIRMENT AND MANAGEMENT REORGANIZATION (CONTINUED) recorded in the year ended March 31, 1998, of which $754,000 related to severance costs and $467,000 related to other closure costs.

    Because of declining sales and continued operating losses during the year ended March 31, 1996, the Company decided to significantly reduce the size of its over-the-counter (OTC) liquids pharmaceutical manufacturing business. Accordingly, the Company evaluated, based on the criteria prescribed by SFAS No. 121, the ongoing value of the plant, equipment and related goodwill that arose as part of the XCEL acquisition in May 1992. Goodwill of $7,784,000 was allocated based on the relative estimated fair value of the long-lived assets at the date of acquisition. Based on its evaluation, the Company determined that assets with a carrying amount of $8,256,000 were impaired and wrote them down by $4,730,000 to their fair value. Fair value was based on independent appraisals of the plant and equipment. This asset impairment charge was provided for as of March 31, 1996 and is reflected in the consolidated balance sheet as a reduction in the carrying amount of goodwill.

    During the year ended March 31, 1997, the Company closed its OTC liquids pharmaceutical manufacturing facility and out-sourced this production to a third party. The costs incurred of $1,416,000 included the write-off of fixed assets ($826,000) and closure costs ($590,000). In addition, an inventory write-down of $499,000 was made and is included in cost of sales.

    During the year ended March 31, 1997, the Company reorganized the management team. Expenses of $1,000,000 include severance expense for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development and include the hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

6. COMPOSITION OF CERTAIN BALANCE SHEET ITEMS

                                                                               MARCH 31,
                                                                         ----------------------
                                                                            1998        1997
                                                                         ----------  ----------

                                                                             (IN THOUSANDS)
Inventories:
  Raw materials, bulk vitamins and packaging
    materials.......................................                     $   83,475  $   51,488
  Work-in-process...................................                          9,832       5,849
  Finished products.................................                         44,546      29,486
                                                                         ----------  ----------
                                                                         $  137,853  $   86,823
                                                                         ----------  ----------
                                                                         ----------  ----------
Property, plant and equipment:
                                                      DEPRECIABLE LIVES
                                                      -----------------
                                                           (YEARS)
  Land..............................................         --          $      729  $      734
  Buildings and improvements........................         31-40            5,143       5,206
  Leasehold improvements............................          7-40           11,013      10,549
  Machinery and equipment...........................          3-20           54,318      42,194
  Furniture and fixtures............................          3-10            4,783       3,425
                                                                         ----------  ----------
                                                                             75,986      62,108
  Less accumulated depreciation and amortization....                        (27,087)    (19,741)
                                                                         ----------  ----------
                                                                         $   48,899  $   42,367
                                                                         ----------  ----------
                                                                         ----------  ----------

                          LEINER HEALTH PRODUCTS INC.

7. SUPPLEMENTARY CASH FLOW INFORMATION

                                                                     YEARS ENDED MARCH 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------

                                                                        (IN THOUSANDS)
Cash paid during the year for:
  Interest....................................................  $  17,990  $  11,248  $   9,532
  Income taxes, net of refunds received.......................      2,942      5,603        616

8. LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Credit Facility:
  Revolving facility..................................................  $   85,513  $   35,600
  Term facility.......................................................      84,363      64,778
                                                                        ----------  ----------
  Total credit facility...............................................     169,876     100,378
Capital lease obligations.............................................       3,916       5,060
Senior subordinated notes.............................................      85,000      --
                                                                        ----------  ----------
                                                                           258,792     105,438
Less current portion..................................................      (1,733)     (3,148)
                                                                        ----------  ----------
  Total long-term debt................................................  $  257,059  $  102,290
                                                                        ----------  ----------
                                                                        ----------  ----------

    CREDIT FACILITY

    The Credit Facility consists of two term loans ("Term Facility") due December 30, 2004 and December 30, 2005 in the amounts of $45,000,000 and $40,000,000, respectively, and a revolving credit facility in the amount of $125,000,000 (the "Revolving Facility"), made available in U.S. dollars to the Company (such portion, the "U.S. Revolving Facility") with a portion denominated in Canadian dollars made available to Vita Health (such portion, the "Canadian Revolving Facility"). The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. The Term Facility requires quarterly amortization payments of approximately 1% per annum over the next six years. Amortization payments scheduled during the period April 1, 1998 through March 31, 1999 total $850,000. Borrowings under the Credit Facility bear interest at floating rates that are based on the lender's base rate (8.5% at March 31, 1998), the lender's Canadian prime rate (6.75% at March 31, 1998), LIBOR (5.69% at March 31, 1998) or the lender's banker's acceptance rate (4.77% at March 31, 1998), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated EBITDA and varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR- or banker's acceptance-based loans and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, and (b) for loans under the Term Facility, from 2.375% to 2.875% or 2.5% to 3.0% for LIBOR-based loans and from 1.375% to 1.875% or 1.5% to 2.0% for alternate base rate-based loans. As of March 31, 1998, the Company's interest rates were 7.92% for U.S. borrowings and 6.81% for Canadian borrowings under the Credit

                          LEINER HEALTH PRODUCTS INC.

8. LONG-TERM DEBT (CONTINUED)
Facility. In addition to certain agent and up-front fees, the Credit Facility requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving credit facility based on the Company's leverage ratio.

    The obligations of the Company under the U.S. Revolving Facility and Term Facility are guaranteed by the direct parent of the Company, PLI Holdings, and by any direct or indirect U.S. subsidiaries of the Company. The obligations of Vita Health under the Canadian Revolving Facility are guaranteed by the Company, PLI Holdings, the Company's direct or indirect U.S. subsidiaries and direct or indirect subsidiaries of Vita Health. The Credit Facility also is secured by substantially all the assets of the Company and any of its direct or indirect U.S. subsidiaries, all of the stock of the Company and any such direct or indirect U.S. subsidiaries, and 65% of the common stock of any direct non-U.S. subsidiaries of the Company and its U.S. subsidiaries. The Canadian Revolving Facility is also secured by substantially all assets of Vita Health, its direct and indirect Canadian parents and any direct or indirect non-U.S. subsidiaries of the Company, and all of the common stock of any such direct or indirect non-U.S. subsidiaries. The Revolving Facility also allows the Company to issue up to $35,000,000 in letters of credit in lieu of borrowing on the Revolving Facility. As of March 31, 1998, the Company had $5,979,000 of letters of credit outstanding, and had $33,508,000 available for borrowing under the Revolving Facility.

    On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement consists of two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, a Canadian denominated term loan due December 30, 2004 in the amount of approximately $12,000,000, and a revolving credit facility in the amount of $125,000,000 (the "New Revolving Facility") made available in U.S. dollars to the company with a portion denominated in Canadian dollars made available to Vita Health. The unpaid principal amount outstanding on the New Revolving Facility is due and payable on June 30, 2003. Amounts outstanding under the Credit Facility in place at March 31, 1998 were refinanced with the proceeds from the Amended Credit Agreement. The terms, conditions and restrictions of the Amended Credit Facility are consistent with the terms, conditions and restorations of the Credit Facility discussed above.

    On July 30, 1997, the Company entered into an interest protection arrangement covering $29,460,000 of its borrowings under the Credit Facility. Under this arrangement, the Company obtained a fixed interest rate of 6.17% on LIBOR, instead of the fluctuating rate as described above and pays a fee of approximately $15,800 per annum. That fee is charged to interest expense as incurred and payments received as a result of the cap are accrued as a reduction of interest expense on the floating-rate borrowings under the Credit Facility. The agreement expires July 30, 2000.

    SENIOR SUBORDINATED NOTES

    The Company assumed the Notes issued by Leiner Group upon the consummation of the Recapitalization. The Notes accrue interest at the rate of 9 5/8% per annum and are due on June 30, 2007. Interest on the Notes is payable semiannually on January 1 and July 1 of each year.

                          LEINER HEALTH PRODUCTS INC.

8. LONG-TERM DEBT (CONTINUED)
    CAPITAL LEASE OBLIGATIONS

    The capital lease obligations are payable in variable monthly installments through January 2002, bear interest at effective rates ranging from 6.8% to 10.3% and are secured by equipment with a net book value of approximately $4,321,000 and $5,088,000 at March 31, 1998 and 1997, respectively.

    COVENANTS AND MINIMUM PAYMENTS

    Provisions of certain of the Company's credit agreements include terms, among others, that require the Company to maintain certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. Furthermore, the agreements restrict indebtedness and expenditures for dividend distributions, certain capital expenditures and investments. A change of control, as defined, will constitute a default under the Amended Credit Agreement. As of March 31, 1998, the Company was in compliance with the covenants and conditions of the Amended Credit Agreement. Due to restrictions in the Amended Credit Agreement, none of the retained earnings (deficit) are available for dividends.

    Principal payments on long-term debt through fiscal 2003 and thereafter are (in thousands):

FISCAL YEAR
----------------------------------------------------------------------------------
1999..............................................................................  $    1,733
2000..............................................................................       2,402
2001..............................................................................       2,321
2002..............................................................................         861
2003..............................................................................         850
Thereafter........................................................................     250,625
                                                                                    ----------
  Total...........................................................................  $  258,792
                                                                                    ----------
                                                                                    ----------

    RETIREMENT OF DEBT

    In connection with the establishment of the Credit Facility on June 30, 1997 described above, the previous borrowings were retired and the unamortized debt issuance costs of $1,870,000 were written off and included in the consolidated statement of operations as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1998.

    In connection with a new credit agreement on the previous January 30, 1997, borrowings were retired and the unamortized debt issuance costs of $492,000 were written off and included in the consolidated statement of operations as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1997. In addition, certain senior notes were prepaid in full on January 30, 1997, along with accrued interest and a prepayment charge of $4,097,000 which is included in the consolidated statement of operations as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1997.

                          LEINER HEALTH PRODUCTS INC.

9. INCOME TAXES

    The Company is included in the consolidated Federal income tax return of Leiner Group. Under a tax sharing agreement, the Federal income tax provision is computed on a consolidated return basis and provides that the Company, by participating in the consolidated filing, shall be liable and make payment to Leiner Group for its proportionate share of the total tax liability. The agreement also provides that the Company shall receive benefit to the extent that its losses and other credits result in a reduction of the consolidated tax liability. In the event that a combined or consolidated state, local or foreign tax return is filed, the tax sharing arrangement for the Federal provision shall apply in a similar manner in computing the state, local and foreign tax liability or benefit.

    Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated realizable amounts. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities.

    Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                                                                MARCH 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax assets:
  Compensation accruals..................................................  $   4,125  $     405
  Allowances for doubtful accounts and sales returns.....................      1,773      1,392
  Inventory obsolescence reserves........................................      1,604        863
  Inventory capitalization...............................................        656        634
  Other..................................................................        420        544
                                                                           ---------  ---------
Total deferred tax assets................................................      8,578      3,838
Deferred tax liabilities:
  Fixed assets book versus tax basis difference..........................     (2,600)    (2,582)
                                                                           ---------  ---------
Deferred tax assets, net of deferred tax liabilities.....................  $   5,978  $   1,256
                                                                           ---------  ---------
                                                                           ---------  ---------

    The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate before extraordinary item:

                                                                                   YEARS ENDED MARCH 31,
                                                                           -------------------------------------
                                                                              1998         1997         1996
                                                                              -----        -----        -----
Tax at U.S. statutory rates..............................................         (35)%         35%          35%
Recapitalization expense.................................................          28       --           --
Tax contingency reserve..................................................          10       --           --
Goodwill amortization....................................................           3            3            9
Higher effective income taxes of other countries.........................           2       --           --
State income taxes, net of federal tax benefit...........................      --                6            8
Charge for long-lived asset impairment...................................      --           --               28
                                                                                   --           --           --
                                                                                    8%          44%          80%
                                                                                   --           --           --
                                                                                   --           --           --

                          LEINER HEALTH PRODUCTS INC.

9. INCOME TAXES (CONTINUED)
    United States and foreign income (loss) before taxes and extraordinary item are as follows (in thousands):

                                                                    YEARS ENDED MARCH 31,
                                                               --------------------------------
                                                                  1998       1997       1996
                                                               ----------  ---------  ---------
U.S..........................................................  $  (17,171) $  17,971  $   5,852
Foreign......................................................       2,059        451     --
                                                               ----------  ---------  ---------
                                                               $  (15,112) $  18,422  $   5,852
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    Significant components of the provision for income taxes are (in thousands):

                                                                      YEARS ENDED MARCH 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Current:
  Federal......................................................  $   4,344  $   6,622  $   1,176
  State........................................................        592        954        146
  Foreign......................................................        982        182     --
                                                                 ---------  ---------  ---------
    Total current..............................................      5,918      7,758      1,322

Deferred:
  Federal......................................................     (4,071)      (131)     2,846
  State........................................................       (681)       401        518
  Foreign......................................................         30     --         --
                                                                 ---------  ---------  ---------
    Total deferred.............................................     (4,722)       270      3,364
                                                                 ---------  ---------  ---------
      Provision for income taxes before extraordinary item.....      1,196      8,028      4,686

Tax benefit from extraordinary loss:
  Federal......................................................       (663)    (1,833)    --
  Foreign......................................................        (98)    --         --
                                                                 ---------  ---------  ---------
    Total tax benefit from extraordinary loss..................       (761)    (1,833)    --
                                                                 ---------  ---------  ---------
      Total provision for income taxes.........................  $     435  $   6,195  $   4,686
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

10. EMPLOYEE BENEFITS

    STOCK OPTION PLAN

    Leiner Group's Stock Option Plan, as amended in 1996, provides for the issuance of nonqualified stock options to certain key employees and directors to purchase up to 122,222 shares of Leiner Group's common stock. Options granted are at exercise prices as determined by Leiner Group's Board of Directors, but not less than $100 per share. Options generally vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant, and expire no later than ten years from the date of grant.

                          LEINER HEALTH PRODUCTS INC.

10. EMPLOYEE BENEFITS (CONTINUED)
    Pro forma information regarding net income (loss) is required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which also requires that the information be determined as if Leiner Group accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method for that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Leiner Group's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    In calculating pro forma information regarding net income (loss), the fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                                              1998         1997         1996
                                                                              -----        -----        -----
Risk free interest rate..................................................         5.8%         6.0%         6.0%
Expected option life.....................................................         9.3          6.0          6.0
Volatility...............................................................         0.0          0.0          0.0
Dividend yield...........................................................         0.0          0.0          0.0

    The pro forma net income (loss) for the years ended March 31, 1998, 1997 and 1996 was $(18,571,000), $7,377,000 and $1,101,000, respectively.

    Activity under the Stock Option Plan for the years ended March 31, 1998, 1997 and 1996 is set forth below:

                                                                                 OPTIONS OUTSTANDING
                                                                 ---------------------------------------------------
                                                                   SHARES                               WEIGHTED
                                                                 AVAILABLE     NUMBER      PRICE         AVERAGE
                                                                 FOR GRANT   OF SHARES   PER SHARE   EXERCISE PRICE
                                                                 ----------  ----------  ----------  ---------------
Balance at March 31, 1995......................................      --          81,552  $      100     $     100
Common shares reserved for issuance............................      18,448      --          --            --
Options granted................................................     (18,448)     18,448     125-145           137
                                                                 ----------  ----------  ----------         -----
Balance at March 31, 1996......................................      --         100,000     100-145           107
Common shares reserved for issuance............................      75,000      --          --            --
Options granted................................................      (6,074)      6,074         175           175
Options canceled...............................................       6,074      (6,074)    100-145           107
                                                                 ----------  ----------  ----------         -----
Balance at March 31, 1997......................................      75,000     100,000     100-175           111
Common shares reserved for issuance............................     122,222      --          --            --
Common shares canceled for issuance............................     (75,000)     --          --            --
Options granted................................................    (113,806)    113,806         100           100
Options exercised..............................................      --        (100,000)    100-175           111
Options canceled...............................................       3,288      (3,288)        100           100
                                                                 ----------  ----------  ----------         -----
Balance at March 31, 1998......................................      11,704     110,518  $      100     $     100
                                                                 ----------  ----------  ----------         -----
                                                                 ----------  ----------  ----------         -----

                          LEINER HEALTH PRODUCTS INC.

10. EMPLOYEE BENEFITS (CONTINUED)
    Options exercisable at March 31, 1998, 1997 and 1996 were 27,992, 86,721 and 83,147, respectively. The weighted-average fair value of options granted during the years ended March 31, 1998, 1997 and 1996 were $41, $52 and $40, respectively. The weighted average remaining contractual life was 9.3 years as of March 31, 1998.

    CONTRIBUTORY RETIREMENT PLANS

    The Company has contributory retirement plans that cover substantially all of the Company's employees who meet minimum service requirements. The Company's contributions to the plans are discretionary and are determined and funded annually by Leiner Group's Board of Directors. The Company's contributions totaled $1,304,000, $1,109,000 and $1,011,000 for the plan years ended March 31, 1998, 1997 and 1996, respectively.

11. RELATED PARTY TRANSACTIONS

    Under a Management Agreement dated as of May 4, 1992 by and between the Company and AEA Investors Inc. ("AEA"), one of the Company's shareholders, the Company paid AEA management fees of $350,000 during each of the two years ended March 31, 1997 and $88,000 in the year ended March 31, 1998 in exchange for advisory and consulting services rendered in connection with certain financial, management and other matters relating to the business and operations of the Company. The annual management fees were included in other charges in the accompanying consolidated statements of operations.

    Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA was terminated, and Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. ("Baird Investment"). In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment ceases to be the managing member of North Castle, or upon the earliest of June 30, 2007 or the date that North Castle terminates before that date. During the year ended March 31, 1998, the management fee and expenses paid to the sponsor, totaling $1,197,000 were included in other charges in the accompanying Statement of Operations. Leiner Group and the Company have also paid the Sponsor a transaction fee of $3,500,000 for services relating to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses.

12. COMMITMENTS

    The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (noncancelable) that expire at various dates through March 2004 and contain renewal options. Total rents charged to operations were $5,244,000, $4,755,000 and $4,679,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

                          LEINER HEALTH PRODUCTS INC.

12. COMMITMENTS (CONTINUED)
    Minimum future obligations on noncancelable operating leases in effect at March 31, 1998 are (in thousands):

FISCAL YEAR
-----------------------------------------------------------------------------------
1999...............................................................................  $   6,611
2000...............................................................................      6,096
2001...............................................................................      5,857
2002...............................................................................      5,200
2003...............................................................................      4,243
Thereafter.........................................................................     27,704
                                                                                     ---------
Total minimum lease payments.......................................................  $  55,711
                                                                                     ---------
                                                                                     ---------

13. CONTINGENT LIABILITIES

    L-TRYPTOPHAN

    The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of May 5, 1998, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 668 lawsuits of which 660 have been settled.

    The Company has entered into an agreement (the Agreement) with the Company's supplier of bulk L-Tryptophan, under which the supplier has agreed to assume the defense of all claims and to pay all settlements and judgments, other than for certain punitive damages, against the Company arising out of the ingestion of L-Tryptophan products. To date, the supplier has funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages have been awarded or paid in any settlement.

    Of the remaining 8 cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles not to exceed $1,250,000 in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

    OTHER

    In August 1997, the Food and Drug Administration ("FDA") announced a proposal to ban the use of phenolthalein in laxatives. The FDA reportedly took this action in response to certain studies which concluded that the administration of very high doses of yellow phenolthalein could cause cancer in laboratory animals. The reports concerning these studies state that the dosages administered substantially exceeded the dosages commonly used by human beings. In response, the Company voluntarily discontinued production of its laxative product containing yellow phenolthalein and notified its customers that they may return this product. Management does not expect that the Company will be required to make any material payments related to this action. The Company reformulated this product and started shipping the reformulated version in November 1997.

                          LEINER HEALTH PRODUCTS INC.

13. CONTINGENT LIABILITIES (CONTINUED)
    The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the drugstore, supermarket and discount chain industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. For the years ended March 31, 1998, 1997 and 1996, two customers represented approximately 26% and 10%, 27% and 12%, and 21% and 13%, respectively, of net sales.

                                  SCHEDULE II

                          LEINER HEALTH PRODUCTS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                           BALANCE AT      ADDITIONS
                                                            BEGINNING   CHARGED TO COST                BALANCE AT
                                                            OF PERIOD    AND EXPENSES    DEDUCTIONS   END OF PERIOD
                                                           -----------  ---------------  -----------  -------------
Year ended March 31, 1996:
  Accounts receivable allowance..........................   $   3,316      $   4,443      $   5,220     $   2,539
  Inventory valuation reserve............................       4,409          2,320          2,828         3,901

Year ended March 31, 1997:
  Accounts receivable allowance..........................   $   2,539      $   6,761      $   5,460     $   3,840
  Inventory valuation reserve............................       3,901          4,687          3,837         4,751

Year ended March 31, 1998:
  Accounts receivable allowance..........................   $   3,840      $   8,278      $   7,405     $   4,713
  Inventory valuation reserve............................       4,751          7,278          3,433         8,596