Form 10-Q
period 1998-06-30
LEINER HEALTH PRODUCTS INC
filed 1998-08-14
CIK 1043055

-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                     FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

-------------------------------------------------------------------------------

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER  333-33121


                            LEINER HEALTH PRODUCTS INC.


               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     ----------

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


YES    X        NO
      ---            ---

         COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT AUGUST 10, 1998:

                               1,000 SHARES

-------------------------------------------------------------------------------

                            LEINER HEALTH PRODUCTS INC.
                                REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED JUNE 30, 1998

                                  TABLE OF CONTENTS


PART I.  Financial Information ....................................................     3

     ITEM 1.  Financial Statements ................................................     3

          Condensed Consolidated Statements of Operations (Unaudited) -
            For the three months ended June 30, 1998 and 1997 .....................     3

          Condensed Consolidated Balance Sheets -
            As of June 30, 1998 (Unaudited) and March 31, 1998 ....................     4

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            For the three months ended June 30, 1998 and 1997 .....................     5

          Notes to Condensed Consolidated Financial Statements (Unaudited) ........     6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ..............................................     9


PART II.  Other Information ......................................................     14


SIGNATURE PAGE ...................................................................     14

PART I                                                                  ITEM 1

                            Leiner Health Products Inc.
                  Condensed Consolidated Statements of Operations
                                     Unaudited
                                   (in thousands)

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                          -------------------
                                            1998       1997
                                          --------   --------
Net sales                                 $122,323   $ 94,076

Cost of sales                               88,877     71,860
                                          --------   --------
Gross profit                                33,446     22,216

Marketing, selling and distribution
 expenses                                   17,810     11,956

General and administrative expenses          8,825      5,593

Expenses related to recapitalization of
 parent                                         --     32,339

Amortization of goodwill                       419        402

Other charges                                  409         88
                                          --------   --------
Operating income (loss)                      5,983    (28,162)

Other expenses                                  68         --

Interest expense, net                        6,319      1,800
                                          --------   --------
Loss before income taxes and
 extraordinary item                           (404)   (29,962)

Benefit for income taxes before
 extraordinary item                           (168)    (7,105)
                                          --------   --------
Loss before extraordinary item                (236)   (22,857)

Extraordinary loss on the early
 extinguishment of debt, net of income
 taxes of $761                                --        1,109
                                          --------   --------
Net loss                                  $   (236)  $(23,966)
                                          --------   --------
                                          --------   --------

    See accompanying notes to condensed consolidated financial statements.

PART I                                                                  ITEM 1

                             Leiner Health Products Inc.
                        Condensed Consolidated Balance Sheets
                                    (in thousands)

                                                                 JUNE 30,                MARCH 31,
                                                                   1998                    1998
                                                                 ---------               ---------
                                                                 UNAUDITED
ASSETS

Current assets:
     Cash and cash equivalents                                    $    270                $  1,026
     Accounts receivable, net                                       70,391                  89,358
     Inventories                                                   203,624                 137,853
     Income taxes receivable                                           784                     323
     Deferred income taxes                                           8,579                   8,578
     Prepaid expenses and other current assets                       2,588                   1,975
                                                                 ---------               ---------
          Total current assets                                     286,236                 239,113


Property, plant and equipment, net                                  58,967                  48,899
Goodwill, net                                                       55,790                  56,412
Deferred financing charges                                          11,696                  11,465
Other noncurrent assets                                              8,735                   9,937
                                                                 ---------               ---------
          TOTAL ASSETS                                            $421,424                $365,826
                                                                 ---------               ---------
                                                                 ---------               ---------
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Bank checks outstanding, less cash on deposit                $ 10,477                $  3,730
     Current portion of long-term debt                               2,326                   1,733
     Accounts payable                                              111,337                  93,226
     Customer allowances payable                                    12,170                  14,063
     Accrued compensation and benefits                               8,526                  10,132
     Accrued interest expense                                        4,851                   3,116
     Income taxes payable                                               --                   3,349
     Other accrued expenses                                          3,542                   3,709
                                                                 ---------               ---------
          Total current liabilities                                153,229                 133,058

Long-term debt                                                     293,703                 257,059
Deferred income taxes                                                2,597                   2,600
Other noncurrent liabilities                                         2,000                   1,997

Commitments and contingent liabilities

Minority interest in subsidiary                                         --                   1,028

Shareholder's deficit:
     Common stock                                                        1                       1
     Capital in excess of par value                                  1,851                   1,825
     Retained deficit net of charges from
        recapitalization of parent of $31,543 at
        June 30, 1998 and March 31, 1998, respectively             (31,840)                (31,604)
     Accumulated other comprehensive loss:
        Cumulative translation adjustment                             (117)                   (138)
                                                                 ---------               ---------
           Total shareholder's deficit                             (30,105)                (29,916)
                                                                 ---------               ---------
      TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT                 $421,424                $365,826
                                                                 ---------               ---------
                                                                 ---------               ---------

        See accompanying notes to condensed consolidated financial statements.

PART I                                                                  ITEM 1

                             Leiner Health Products Inc.
                   Condensed Consolidated Statements of Cash Flows
                                      Unaudited
                                    (in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                             -------------------------------
                                                                               1998                   1997
                                                                             --------              ---------
OPERATING ACTIVITIES:
Net loss                                                                     $   (236)             $ (23,966)
Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation                                                               1,848                  1,740
     Amortization                                                               2,073                  1,358
     Stock option compensation expense                                             --                  8,300
     Deferred income taxes                                                         --                 (3,321)
     Extraordinary loss on the early extinguishment of debt                        --                  1,870
     Translation adjustment                                                       (21)                  (206)
     Changes in operating assets and liabilities:
        Accounts receivable                                                    18,858                 21,430
        Inventories                                                           (66,080)                (9,335)
        Bank checks outstanding, less cash on deposit                           6,776                   (192)
        Accounts payable                                                       18,203                 (8,103)
        Customer allowances payable                                            (1,882)                    13
        Accrued compensation and benefits                                      (1,593)                11,110
        Other accrued expenses                                                  1,583                   (931)
        Income taxes payable/receivable                                        (3,821)                (6,496)
        Other                                                                    (612)                  (478)
                                                                             --------              ---------
     Net cash used in operating activities                                    (24,904)                (7,207)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net                              (12,034)                (1,301)
(Increase) decrease in other noncurrent assets                                     85                 (3,069)
                                                                             --------              ---------
        Net cash used in investing activities                                 (11,949)                (4,370)

FINANCING ACTIVITIES:
Net borrowings (payments) under new bank revolving credit facility            (21,651)                37,247
Borrowings under new bank term credit facility                                 59,763                 85,000
Payments under new bank term credit facility                                     (308)                    --
Net payments under former bank credit facility                                     --               (100,405)
Capital contribution from parent                                                   26                     --
Repurchase of minority interest                                                  (947)                    --
Increase in deferred financing charges                                           (752)                (9,366)
Payments on other long-term debt                                                 (268)                  (245)
                                                                             --------              ---------
        Net cash provided by financing activities                              35,863                 12,231

Effect of exchange rate changes                                                   234                    397
                                                                             --------              ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (756)                 1,051

Cash and cash equivalents at beginning of period                                1,026                  2,066
                                                                             --------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    270              $   3,117
                                                                             --------              ---------
                                                                             --------              ---------

        See accompanying notes to condensed consolidated financial statements.

PART I                                                                  ITEM 1

                             Leiner Health Products Inc.
                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited

NOTE 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 1998 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Products Inc. ("Vita Health") which was acquired January 30, 1997 in a transaction accounted for as a purchase, and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items, except for adjustments recorded in connection with the Recapitalization as discussed in Note 3. This report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1998, which are included in the Company's Annual Report on Form 10-K, on file with the SEC (Commission file number 333-33121). The results of operations for the periods indicated should not be considered as indicative of operations for the full year.

As of April 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholder's equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income.

The components of comprehensive loss for the three months ended June 30, 1998 and 1997, are as follows:

                                                     1998          1997
                                                   -------      ---------
 Net Loss.....................................     $  (236)     $ (23,966)
 Foreign currency translation adjustment......          21            206
                                                   -------      ---------
 Comprehensive loss...........................     $  (215)     $ (23,760)
                                                   -------      ---------
                                                   -------      ---------

NOTE 2 -- Inventories

Inventories consist of the following (in thousands):

                                                    June 30,     March 31,
                                                      1998         1998
                                                  ----------    ----------
 Raw materials, bulk vitamins and
  packaging materials.........................    $  124,456    $   83,475
 Work-in-process..............................        12,924         9,832
 Finished products............................        66,244        44,546
                                                  ----------    ----------
                                                  $  203,624    $  137,853
                                                  ----------    ----------
                                                  ----------    ----------

NOTE 3 -- The Recapitalization

On June 30, 1997, the Company's ultimate parent, Leiner Health Products Group Inc. ("Leiner Group") completed a leveraged recapitalization ("Recapitalization"). Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211.1 million, issued $80.4 million of new shares of the recapitalized Leiner Group to North Castle Partners I, L.L.C. ("North Castle"), issued $85 million of Senior Subordinated Notes due 2007 (the "Notes"), and established a $210 million senior secured credit facility (the "Credit Facility") that provides for both term and revolving credit borrowings.

In connection with the Recapitalization, the Company deducted $1.1 million of deferred financing charges, net of income taxes of $0.8 million, from net income
(loss) as an extraordinary loss in the three months ended June 30, 1997. Additionally, in connection with the Recapitalization, the Company incurred expenses of approximately $32.3 million in the first quarter of fiscal 1998, consisting of expenses of approximately $11.8 million related to Leiner Group's equity transactions, transaction bonuses granted to certain management personnel in the aggregate amount of approximately $5.1 million and compensation expense related to the in-the-money value of stock options of approximately $15.4 million. The compensation expense represented the excess of the fair market value of the underlying common stock over the exercise price of the options cancelled in connection with the Recapitalization.

PART I                                                                  ITEM 1

                             Leiner Health Products Inc.
                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited
                                     (continued)

NOTE 4 -- Long-Term Debt

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement consists of two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the U.S. dollar equivalent amount of $125,000,000 (the "Revolving Facility") made available in U.S. dollars to the Company with a portion denominated in Canadian dollars made available to Vita Health. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. The Term Facility requires quarterly amortization payments of approximately 1% per annum over the next five years.
 Amortization payments scheduled during the period July 1, 1998 through June 30, 1999 total $1.4 million. Amounts outstanding under the prior credit facility in place at March 31, 1998 were rolled over into the Amended Credit Agreement. The terms, conditions and restrictions of the Amended Credit Agreement are consistent with the terms, conditions and restrictions of the prior credit facility.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the agent lender's base rate (8.5% at June 30, 1998), the agent lender's Canadian prime rate (6.5% at June 30, 1998), LIBOR (5.69% at June 30, 1998) or the agent lender's banker's acceptance rate (4.90% at June 30, 1998), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation and amortization expense and varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, and (b) for the two Term B loans and the one Term C loan under the Term Facility, from 2.125% to 2.875% or 2.25% to 3.0%, respectively, for LIBOR-based loans, and from 1.125% to 1.875% or 1.25% to 2.0%, respectively, for alternate base rate-based loans. As of June 30, 1998, the Company's interest rates were 8.01% for U.S. borrowings and 4.88% for Canadian borrowings under the Amended Credit Agreement. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the Revolving Facility based on the Company's leverage ratio.

The Amended Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and stockholder's equity. The Company was in compliance with all such financial covenants as of June 30, 1998. As of August 11, 1998, the Company had $30.7 million available under its Revolving Facility.

Principal payments on long-term debt as of June 30, 1998 through fiscal 2003 and thereafter are (in thousands):

        Fiscal Year
        -----------
        1999        ........................  $  1,932
        2000        ........................     2,836
        2001        ........................     2,877
        2002        ........................     1,459
        2003        ........................     1,448
        Thereafter  ........................   285,477
                                             -----------
           Total    ........................  $296,029
                                             -----------

PART I                                                                  ITEM 1

                             Leiner Health Products Inc.
                 Notes to Condensed Consolidated Financial Statements
                                      Unaudited
                                     (continued)

NOTE 5 -- Related Party Transactions

Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA Investors Inc., one of the Company's shareholders, was terminated, and Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird Jr., Chairman of Leiner Group's Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle, or upon the earliest of June 30, 2007 or the date that North Castle terminates before that date. Leiner Group and the Company also paid the Sponsor a transaction fee of $3.5 million for services related to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses.

NOTE 6 -- Contingent Liabilities

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of August 4, 1998, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 668 lawsuits of which 661 have been settled.

The Company has entered into an agreement (the "Agreement") with the Company's supplier of bulk L-Tryptophan, under which the supplier has agreed to assume the defense of all claims and to pay all settlements and judgments, other than for certain punitive damages, against the Company arising out of the ingestion of these L-Tryptophan products. To date, the supplier has funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages have been awarded in the 661 cases that have been settled.

Of the remaining 7 cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the 7 currently pending claims not to exceed $1.0 million in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

PART I                                                                   ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary acquired January 30, 1997, for the three months ended June 30, 1998 ("first quarter of fiscal 1999") and the significant developments affecting its financial condition since March 31, 1998. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1998, which are included in the Company's Form 10-K, on file with the Securities Exchange Commission.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of the Company's sales, and a more significant portion of the Company's operating income, in the second half of the fiscal year.

PART I                                                                   ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
                                (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended June 30, 1998 and 1997.

                                                                   PERCENTAGE OF NET SALES
                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
                                                                    1998              1997
                                                                   -----             -----
        Net sales................................................  100.0%            100.0%
        Cost of sales............................................   72.7              76.4
                                                                   -----             -----
        Gross profit.............................................   27.3              23.6
        Marketing, selling and distribution expenses.............   14.6              12.7
        General and administrative expenses......................    7.2               5.9
        Expenses related to recapitalization of parent...........     --              34.4
        Amortization of goodwill.................................    0.3               0.4
        Other charges............................................    0.3               0.1
                                                                   -----             -----
        Operating income (loss)..................................    4.9             (29.9)
        Other expense............................................     --                --
        Interest expense, net....................................    5.2               1.9
                                                                   -----             -----
        Loss before income taxes and extraordinary item..........   (0.3)            (31.8)
        Benefit for income taxes before extraordinary item.......   (0.1)             (7.5)
                                                                   -----             -----
        Loss before extraordinary item...........................   (0.2)            (24.3)
        Extraordinary item.......................................     --               1.2
                                                                   -----             -----
        Net loss.................................................   (0.2)%           (25.5)%
                                                                   -----             -----
                                                                   -----             -----

Net sales for the first quarter of fiscal 1999 were $122.3 million, an increase of $28.2 million, or 30.0%, versus the first quarter of fiscal 1998. The Company's sales growth was primarily attributable to volume growth in the Company's sale of vitamins, which was due primarily to sales growth in the vitamin market generally. The Company's vitamin product sales increased by $24.0 million, or 31.7%, compared to the first quarter of the prior year. Management estimates that the overall U. S. vitamin market grew by over 29% in the 13 week period ended June 28, 1998. Sales growth among the Company's products was strongest in herbs and supplements. The Company continues to emphasize higher growth products and to gain distribution in new channels. Sales of over-the-counter pharmaceuticals ("OTCs") decreased by $0.7 million for the first quarter of fiscal 1999 as compared to the same period in fiscal 1998, due primarily to certain OTC products being discontinued at certain customers. The Company introduced private label cimetidine, a digestive aid, into nine customer accounts in June 1998 and management expects this new OTC product to help offset the OTC sales decline.

Gross profit margin was 27.3% for the first quarter of fiscal 1999, up from 23.6% in the first quarter of the prior fiscal year due primarily to a more favorable mix of higher margin product sales. Gross profit for the first quarter increased by $11.2 million, up 50.5% from $22.2 million in the first quarter of fiscal 1998 to $33.4 million in fiscal 1999. The increase in gross profit during the quarter is primarily attributable to the higher sales volumes, along with the more favorable mix of higher margin product sales.

Marketing, selling and distribution expenses together with general and administrative expenses (collectively, "Operating Expenses") for the first quarter of fiscal 1999 were 21.8% of net sales, a higher percentage than the 18.6% in the prior year's comparable quarter. Operating Expenses in the first quarter of fiscal 1999 increased by $9.1 million, or 51.8%, as compared to the first quarter in fiscal 1998. This increase in Operating Expenses is primarily the result of infrastructure development in support of new products and diversification strategies plus an unusually low spending level in the first quarter of fiscal 1998.

PART I                                                                   ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
                               (CONTINUED)

In the first quarter of fiscal 1998, the Company recorded expenses relating to the Recapitalization of $32.3 million, consisting primarily of compensation expense related to the in-the-money value of stock options issued to certain management personnel of $15.4 million, management bonuses of $5.1 million, and expenses incurred by Leiner Group in connection with its capital raising activities of $11.8 million.

Other charges for the first quarter of fiscal 1999 were $0.4 million, which compares to $0.1 million for the first quarter of fiscal 1998. The increase was due to the management fee increase of $0.3 million in the first quarter of fiscal 1999 arising primarily as a result of a consulting agreement entered into in connection with the Recapitalization.

In the first quarter of fiscal 1999, operating income was $6.0 million, compared to an operating loss of $28.2 million recorded in the first quarter of fiscal 1998. The fiscal 1998 quarterly results include the $32.3 million of expenses related to the Recapitalization of Leiner Group. Excluding these Recapitalization expenses, operating income increased $1.8 million or 43.2% over the prior year period, primarily due to the increase in sales and gross profit, offset by the increase in Operating Expense, between the two quarterly periods.

Net interest expense increased by $4.5 million during the first quarter of fiscal 1999, versus the first quarter of fiscal 1998. This increase was due primarily to an increase in the indebtedness of the Company, as well as to changes in the Company's debt structure and interest rates which arose as a result of the Recapitalization and took effect at the end of the first quarter of fiscal 1998.

The benefit for income taxes for the first quarter of fiscal 1999 was $0.2 million or $6.9 million less than the first quarter of fiscal 1998. Based on the latest estimates, the Company expects its effective tax rate to be approximately 44% for the remainder of fiscal 1999, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization and certain accruals.

The extraordinary loss recorded in the first quarter of fiscal 1998 represented the write-off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

Primarily as a result of the factors discussed above, a net loss of $0.2 million was recorded in the first quarter of fiscal 1999 as compared with a net loss of $24.0 million in the first quarter of fiscal 1998.

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization and other non-cash charges ("EBITDA") totaled $9.3 million for the first quarter of fiscal 1999, which was $26.1 million higher than the comparable period in fiscal 1998. Excluding Recapitalization-related cash expenses, EBITDA was $7.2 million for the first quarter of fiscal 1998, $2.1 million less than the first quarter of fiscal 1999. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the Statements of Operations or Cash Flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. As a result of the Recapitalization, the Company's liquidity requirements have significantly increased, primarily due to significantly increased interest expense obligations. In addition, the Company is required to repay the $145.0 million in currently outstanding term loans under the Amended Credit Agreement (defined below) over the seven and one-half year period following May 15, 1998, with scheduled principal payments of $1.4 million annually for the first five years, $48.5 million in the sixth year, $66.4 million in the seventh year, and $21.6 million in the final six months. The Company will also be required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is

PART I                                                                   ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
                               (CONTINUED)

met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003.

During the first quarter of fiscal 1999, net cash used in operating activities totaled $24.9 million. This resulted primarily from an increase in inventories of $66.1 million partially offset by a decrease in accounts receivable of $18.9 million, an increase in accounts payable of $18.2 million, and an increase in bank checks outstanding of $6.8 million. The inventory increase is primarily the result of (i) a strategic decision to increase inventories to ensure on-time order delivery to customers during the period of start-up operations at its newly completed manufacturing and distribution facility in Fort Mill, South Carolina, (ii) the positioning of the Company to capitalize on certain market opportunities arising from service shortfalls by certain of its competitors, and (iii) the shipment to the Company of back ordered softgel materials. In order to help address the temporary liquidity demands of higher inventories and capital spending, the Company has received extended terms from its major suppliers and accelerated payment terms from its major customers, effective for the second and third quarters of fiscal 1999. The Company expects inventories to decline to more customary levels by December 31, 1998. The decrease in accounts receivable since the beginning of the first quarter of fiscal 1999 is due primarily to the seasonality of the Company's business. The increase in accounts payable during that same period is primarily the result of the increased inventory purchases.

Net cash used in investing activities was $11.9 million in the first quarter of fiscal 1999. This was primarily due to net capital expenditures of $12.0 million. The major capital expenditures were related to investments in capacity expansion at the new manufacturing, packaging and distribution facility in South Carolina, as well as at the Garden Grove tableting plant. The Company expects to invest approximately $62 million in its business in fiscal 1999, primarily to complete its capacity expansion program. Of this amount, approximately $22 million is for the Ft. Mill, South Carolina facility, which will be financed by an operating lease. Of the remaining $40 million which will be spent on equipment and software, approximately $17 million will be financed through operating leases, $3 million will be financed by capitalized leases and the balance of approximately $20 million will be a use of the Company's cash.

Net cash provided by financing activities was $35.9 million in the first quarter of fiscal 1999. This was primarily the result of increased net borrowings under the Amended Credit Agreement. During the first quarter of fiscal 1999, the Company redeemed the balance of the preferred stock of its Canadian subsidiary outstanding as of March 31, 1998, which had been issued in connection with the acquisition of Vita Health.

FINANCING ARRANGEMENTS

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement provides for two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000, and a revolving credit facility in the U.S. dollar equivalent amount of $125,000,000 (the "Revolving Facility") made available in U.S. dollars to the Company with a portion denominated in Canadian dollars made available to Vita Health. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. Amounts outstanding under the Company's credit facility in place at March 31, 1998 were refinanced with the proceeds from the Amended Credit Agreement. As of August 11, 1998, the Company's unused availability under the Amended Credit Agreement was approximately $30.7 million.

The Revolving Credit Facility includes letter of credit and swingline facilities. Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined), and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.4 million of its indebtedness under the Amended Credit Agreement that provides a cap of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Senior Subordinated Notes due 2007 (the "Notes") or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio.

The Company may be required to purchase the Notes upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Amended Credit Agreement. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $15.5 million as of June 30, 1998, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

PART I                                                                   ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS
                               (CONTINUED)

At June 30, 1998, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 7.77% per annum. The Notes bear interest at a rate of 9.625% per annum.

The Company has established a new manufacturing, packaging and distribution facility in Fort Mill, South Carolina. The West Unity, Ohio packaging plant was closed the first week of July 1998 and its packaging lines have been relocated to the Fort Mill, South Carolina facility. The Company expects to incur expenses estimated at approximately $1.9 million annually through fiscal year 1999 in connection with this new facility. The Company has leased this new facility under a prearranged lease at an estimated incremental annual lease expense, net of lease costs for the facilities currently expected to be closed, of $1.4 million.

The Company currently believes that cash flow from operating activities, together with revolving credit borrowings available under the Amended Credit Agreement, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements until the maturity of the Revolving Credit Facility (June 30, 2003), but there can be no assurance in this regard. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Credit Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Credit Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

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

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report and in the Company's Form 10-K for the fiscal year ended March 31, 1998 (including, without limitation, those factors discussed in the "Business-Risk Factors" section of
Item 1 thereof), on file with the Securities and Exchange Commission, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire.

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

PART II                                                       OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The information in Note 6 to the Company's Condensed Consolidated Statements included herein is hereby incorporated by reference.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:
                   27  Financial Data Schedule - June 30,1998

          Reports on Form 8-K:
                   None.



                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LEINER HEALTH PRODUCTS INC.

                              By:    /s/ WILLIAM B. TOWNE
                                   ---------------------------------
                                   William B. Towne
                                   Executive Vice President, Chief
                                   Financial Officer, Director,
                                   and Treasurer

Date:    August 14, 1998