Form 10-Q
period 1998-09-30
LEINER HEALTH PRODUCTS INC
filed 1998-11-13
CIK 1043055

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                     FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                                  ----------------

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER  333-33121


                            LEINER HEALTH PRODUCTS INC.

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  ----------------

             DELAWARE                           95-3431709

 (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)

                  901 EAST 233RD STREET, CARSON, CALIFORNIA 90745
                                   (310) 835-8400
           (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                                  ----------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes    X         No
     -------        -------

     COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT NOVEMBER 10, 1998:

                               1,000 SHARES

------------------------------------------------------------------------------
------------------------------------------------------------------------------

------------------------------------------------------------------------------

                          LEINER HEALTH PRODUCTS INC.
                              REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I.  Financial Information . . . . . . . . . . . . . . . . . . . . . . . . .    3

     ITEM 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .    3

       Condensed Consolidated Statements of Operations (Unaudited) -
          For the three and six months ended September 30, 1998 and 1997 . . . .    3

       Condensed Consolidated Balance Sheets -
          As of September 30, 1998 (Unaudited) and March 31, 1998  . . . . . . .    4

       Condensed Consolidated Statements of Cash Flows (Unaudited) -
          For the three and six months ended September 30, 1998 and 1997 . . . .    5

       Notes to Condensed Consolidated Financial Statements (Unaudited)  . . . .    6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations  . . . . . . . . . . . . . . . . . . . .    9

PART II.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . .   16

SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                  ITEM 1
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          Leiner Health Products Inc.
                Condensed Consolidated Statements of Operations
                                   Unaudited
                                 (in thousands)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                   ---------------------   ---------------------
                                                      1998        1997        1998        1997
                                                   ---------   ---------   ---------   ---------
Net sales                                          $ 149,414   $ 112,237   $ 271,737   $ 206,313

Cost of sales                                        113,033      83,321     201,910     155,181
                                                   ---------   ---------   ---------   ---------

Gross profit                                          36,381      28,916      69,827      51,132

Marketing, selling and distribution expenses          19,356      14,599      37,166      26,555

General and administrative expenses                    9,701       7,946      18,526      13,539

Expenses related to recapitalization of parent            --         299          --      32,638

Amortization of goodwill                                 417         434         836         836

Closure of facilities                                    321          --         321          --

Other charges (income)                                (1,224)        375        (815)        463
                                                   ---------   ---------   ---------   ---------

Operating income (loss)                                7,810       5,263      13,793     (22,899)

Other expenses                                            59          --         127          --

Interest expense, net                                  7,572       5,816      13,891       7,616
                                                   ---------   ---------   ---------   ---------

Income (loss) before income taxes and
  extraordinary item                                     179        (553)       (225)    (30,515)

Provision (benefit) for income taxes before
  extraordinary item                                      96        (113)        (72)     (7,218)
                                                   ---------   ---------   ---------   ---------

Income (loss) before extraordinary item                   83        (440)       (153)    (23,297)

Extraordinary loss on the early extinguishment
  of debt, net of income taxes of $761                    --          --          --       1,109
                                                   ---------   ---------   ---------   ---------

Net income (loss)                                  $      83   $    (440)  $    (153)  $ (24,406)
                                                   ---------   ---------   ---------   ---------
                                                   ---------   ---------   ---------   ---------

     See accompanying notes to condensed consolidated financial statements.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                 ITEM 1
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            Leiner Health Products Inc.
                       Condensed Consolidated Balance Sheets
                                  (in thousands)


ASSETS                                                          SEPTEMBER 30,     MARCH 31,
                                                                    1998             1998
                                                                -------------     ---------
                                                                  UNAUDITED
Current assets:
   Cash and cash equivalents                                      $   2,425        $   1,026
   Accounts receivable, net                                          72,967           89,358
   Inventories                                                      180,795          137,853
   Income taxes receivable                                            1,351              323
   Deferred income taxes                                              8,581            8,578
   Prepaid expenses and other current assets                          2,666            1,975
                                                                  ---------        ---------
Total current assets                                                268,785          239,113

Property, plant and equipment, net                                   55,207           48,899
Goodwill, net                                                        55,068           56,412
Deferred financing charges                                           11,427           11,465
Other noncurrent assets                                              11,616            9,937
                                                                  ---------        ---------
Total assets                                                      $ 402,103        $ 365,826
                                                                  ---------        ---------
                                                                  ---------        ---------

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Bank checks outstanding, less cash on deposit                  $   8,183        $   3,730
   Current portion of long-term debt                                  2,981            1,733
   Accounts payable                                                  76,771           93,226
   Customer allowances payable                                       12,857           14,063
   Accrued compensation and benefits                                  8,940           10,132
   Accrued interest expense                                           2,971            3,116
   Income taxes payable                                                  --            3,349
   Other accrued expenses                                             2,718            3,709
                                                                  ---------        ---------
Total current liabilities                                           115,421          133,058

Long-term debt                                                      312,187          257,059
Deferred income taxes                                                 2,593            2,600
Other noncurrent liabilities                                          1,999            1,997

Commitments and contingent liabilities

Minority interest in subsidiary                                          --            1,028

Shareholder's deficit:
   Common stock                                                           1                1
   Capital in excess of par value                                     1,851            1,825
   Retained deficit net of charges from recapitalization
     of parent of $31,543                                           (31,757)         (31,604)
   Accumulated other comprehensive loss:
      Cumulative translation adjustment                                (192)            (138)
                                                                  ---------        ---------
Total shareholder's deficit                                         (30,097)         (29,916)
                                                                  ---------        ---------
Total liabilities and shareholder's deficit                       $ 402,103        $ 365,826
                                                                  ---------        ---------
                                                                  ---------        ---------

   See accompanying notes to condensed consolidated financial statements.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                 ITEM 1
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            Leiner Health Products Inc.
                  Condensed Consolidated Statements of Cash Flows
                                     Unaudited
                                   (in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 -----------------------
                                                                                   1998          1997
                                                                                 ---------    ----------
OPERATING ACTIVITIES:
Net loss                                                                         $    (153)   $  (24,406)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      3,698         3,604
   Amortization                                                                      3,980         3,093
   Stock option compensation expense                                                   --          8,300
   Deferred income taxes                                                               --         (3,327)
   Extraordinary loss on the early extinguishment of debt                              --          1,870
   Translation adjustment                                                               54          (111)
   Changes in operating assets and liabilities:
      Accounts receivable                                                           16,119        25,521
      Inventories                                                                  (43,720)      (17,371)
      Bank checks outstanding, less cash on deposit                                  4,526        (3,762)
      Accounts payable                                                             (16,225)          (22)
      Customer allowances payable                                                   (1,176)        1,112
      Accrued compensation and benefits                                             (1,159)          913
      Other accrued expenses                                                        (1,097)        2,446
      Income taxes payable/receivable                                               (4,402)       (7,006)
      Other                                                                           (695)         (246)
                                                                                 ---------    ----------
Net cash used in operating activities                                              (40,250)       (9,392)

INVESTING ACTIVITIES:
Additions to property, plant, and equipment, net                                   (10,259)       (4,440)
Increase in other noncurrent assets                                                 (3,816)       (3,470)
                                                                                 ---------    ----------
Net cash used in investing activities                                              (14,075)       (7,910)

FINANCING ACTIVITIES:
Net borrowings (payments) under bank revolving credit facility                      (2,837)       45,484
Borrowings under bank term credit facility                                          59,763        85,000
Payments under bank term credit facility                                              (665)         (212)
Net payments under former bank credit facility                                         --       (100,405)
Capital contribution from parent                                                        26           --
Repurchase of minority interest                                                       (947)       (3,599)
Increase in deferred financing charges                                                (983)       (9,696)
Net borrowings (payments) on other long-term debt                                    1,451          (528)
                                                                                 ---------    ----------
Net cash provided by financing activities                                           55,808        16,044

Effect of exchange rate changes                                                        (84)          113
                                                                                 ---------    ----------
Net increase (decrease) in cash and cash equivalents                                 1,399        (1,145)

Cash and cash equivalents at beginning of period                                     1,026         2,066
                                                                                 ---------    ----------
Cash and cash equivalents at end of period                                       $   2,425    $      921
                                                                                 ---------    ----------
                                                                                 ---------    ----------

   See accompanying notes to condensed consolidated financial statements.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                  ITEM 1
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            Leiner Health Products Inc.
                Notes to Condensed Consolidated Financial Statements
                                     Unaudited

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended September 30, 1998 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Products Inc. ("Vita Health") which was acquired January 30, 1997 in a transaction accounted for as a purchase, and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. This report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1998, which are included in the Company's Annual Report on Form 10-K, on file with the SEC (Commission file number 333-33121). The results of operations for the periods indicated should not be considered as indicative of operations for the full year.

As of April 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income (loss) or shareholder's equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income.

The components of comprehensive income (loss) for the three and six month periods ended September 30, 1998 and 1997, are as follows (in thousands):

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------    ------------------
                                                 1998        1997      1998       1997
                                                -----       ------    ------    --------
Net income (loss).............................  $  83       $ (440)   $ (153)   $(24,406)
Foreign currency translation adjustment.......    (75)         (95)      (54)        111
                                                -----       ------    ------    --------
Comprehensive income (loss)...................  $   8       $ (535)   $ (207)   $(24,295)
                                                -----       ------    ------    --------
                                                -----       ------    ------    --------

NOTE 2 - Inventories

Inventories consist of the following (in thousands):

                                                                SEPTEMBER 30,    MARCH 31,
                                                                    1998           1998
                                                                -------------    ---------
Raw materials, bulk vitamins and packaging materials..........    $ 119,149       $  83,475
Work-in process...............................................       12,116           9,832
Finished products.............................................       49,530          44,546
                                                                  ---------       ---------
                                                                  $ 180,795       $ 137,853
                                                                  ---------       ---------
                                                                  ---------       ---------

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                 ITEM 1
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            Leiner Health Products Inc.
                Notes to Condensed Consolidated Financial Statements
                                     Unaudited
                                    (continued)

NOTE 3 - The Recapitalization

On June 30, 1997, the Company's ultimate parent, Leiner Health Products Group Inc. ("Leiner Group") completed a leveraged recapitalization ("Recapitalization"). Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211.1 million, issued $80.4 million of new shares of the recapitalized Leiner Group to North Castle Partners I, L.L.C. ("North Castle"), issued $85 million of Senior Subordinated Notes due 2007 (the "Notes"), and established a $210 million senior secured credit facility that provided for both term and revolving credit borrowings.

In connection with the Recapitalization, the Company deducted $1.1 million of deferred financing charges, net of income taxes of $0.8 million, from net income (loss) as an extraordinary loss in the six months ended September 30, 1997. Additionally, in connection with the Recapitalization, the Company incurred expenses of approximately $32.6 million in the six months ended September 30, 1997, consisting of expenses of approximately $11.8 million related to Leiner Group's equity transactions, transaction bonuses granted to certain management personnel in the aggregate amount of approximately $5.2 million and compensation expense related to the in-the-money value of stock options of approximately $15.6 million. The compensation expense represented the excess of the fair market value of the underlying common stock over the exercise price of the options exercised in connection with the Recapitalization.

NOTE 4 - Long-Term Debt

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement consists of two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is denominated in Canadian dollars and made available to Vita Health. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. The Term Facility requires quarterly amortization payments of approximately 1% per annum over the next five years. Amortization payments scheduled during the period October 1, 1998 through September 30, 1999 total $1.5 million. Amounts outstanding under the prior credit facility as in effect at March 31, 1998 were rolled over into the Amended Credit Agreement. The terms, conditions and restrictions of the Amended Credit Agreement are consistent with the terms, conditions and restrictions of the credit facility as previously in effect.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the agent lender's base rate (8.25% at September 30, 1998), the agent lender's Canadian prime rate (4.75% at September 30, 1998), LIBOR (5.69% at September 30, 1998) or the agent lender's banker's acceptance rate (3.44% at September 30, 1998), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation and amortization expense and its effect on the applicable margin varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, and (b) for the two Term B loans and the one Term C loan under the Term Facility, from 2.125% to 2.875% or 2.25% to 3.0%, respectively, for LIBOR-based loans, and from 1.125% to 1.875% or 1.25% to 2.0%, respectively, for alternate base rate-based loans. As of September 30, 1998, the Company's weighted average interest rates were 8.12% for U.S. borrowings and 7.35% for Canadian borrowings under the Amended Credit Agreement. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the Revolving Facility based on the Company's leverage ratio.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                  ITEM 1
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            Leiner Health Products Inc.
                Notes to Condensed Consolidated Financial Statements
                                     Unaudited
                                    (continued)

The Amended Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. The Company was in compliance with all such financial covenants as of September 30, 1998. As of November 5, 1998, the Company had $31.4 million available under its Revolving Facility.

Principal payments on long-term debt as of September 30, 1998 through fiscal 2003 and thereafter are (in thousands):

FISCAL YEAR
-----------
1999 .........................................   $   2,316
2000 .........................................       3,261
2001 .........................................       3,443
2002 .........................................       1,450
2003 .........................................       1,442
Thereafter....................................     303,256
                                                 ---------
   Total......................................   $ 315,168
                                                 ---------
                                                 ---------

NOTE 5 - Related Party Transactions

Upon consummation of the Recapitalization, Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird Jr., Chairman of Leiner Group's Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle, or upon the earliest of June 30, 2007 or the date that North Castle terminates. Leiner Group and the Company also paid the Sponsor a transaction fee of $3.5 million during the six months ended September 30, 1997 for services related to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses.

NOTE 6 - Contingent Liabilities

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of October 28, 1998, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 668 lawsuits, 661 of which have been settled. Settlement negotiations with respect to the remaining seven lawsuits are in progress. The Company entered into an agreement with the Company's supplier of bulk L-Tryptophan, under which the supplier agreed to assume the defense of all claims and to pay all settlements and judgements, other than for certain punitive damages, against the Company arising out of the ingestion of L-Tryptophan products. The supplier funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages were awarded or paid in any settlement.

The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I                                                                  ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary acquired January 30, 1997, for the three months ended September 30, 1998 ("second quarter of fiscal 1999") and the six months ended September 30, 1998 and the significant developments affecting its financial condition since March 31, 1998. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1998, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of the its sales, and a more significant portion of its operating income, in the second half of the fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended September 30, 1998 and 1997.

                                                                             PERCENTAGE OF NET SALES
                                                                     --------------------------------------
                                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                     ------------------    ----------------
                                                                       1998      1997        1998     1997
                                                                     -------    -------    -------  -------
Net sales........................................................    100.0 %    100.0 %    100.0 %  100.0 %
Cost of sales....................................................     75.7       74.2       74.3     75.2
                                                                     -------    -------    -------  -------
Gross profit.....................................................     24.3       25.8       25.7     24.8
Marketing, selling and distribution expenses.....................     12.9       13.0       13.7     12.9
General and administrative expenses..............................      6.5        7.1        6.8      6.6
Expenses related to recapitalization of parent...................      --         0.3        --      15.8
Amortization of goodwill.........................................      0.3        0.4        0.3      0.4
Closure of facilities............................................      0.2        --         0.1      --
Other charges (income)...........................................     (0.8)       0.3       (0.3)     0.2
                                                                     -------    -------    -------  -------
Operating income (loss)..........................................      5.2        4.7        5.1    (11.1)
Other expense....................................................      --         --         0.1      --
Interest expense, net............................................      5.0        5.2        5.1      3.7
                                                                     -------    -------    -------  -------
Income (loss) before income taxes and extraordinary item.........      0.2       (0.5)      (0.1)   (14.8)
Provision (benefit) for income taxes before extraordinary item ..      0.1       (0.1)       --      (3.5)
                                                                     -------    -------    -------  -------
Income (loss) before extraordinary item..........................      0.1       (0.4)      (0.1)   (11.3)
Extraordinary item...............................................      --         --         --       0.5
                                                                     -------    -------    -------  -------
Net income (loss)................................................      0.1 %     (0.4)%     (0.1)%  (11.8)%
                                                                     -------    -------    -------  -------
                                                                     -------    -------    -------  -------

Net sales for the second quarter of fiscal 1999 were $149.4 million, an increase of $37.2 million, or 33.1% versus the second quarter of fiscal 1998. The Company's sales growth was primarily attributable to volume growth in the Company's sales of vitamins, which was largely due to sales growth in the vitamin market generally and an increase in private label vitamin sales resulting from the continuing consumer migration to mass market private label vitamins. The Company's vitamin product sales increased by $31.0 million, or 32.8%, compared to the second quarter of the prior year. Management estimates that the overall U. S. vitamin market for food, drug and mass

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART 1                                                                 ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (Continued)

merchandisers ("FDM Market") grew by over 23% in the 13 week period ended September 27, 1998 versus the comparable period in 1997. Sales growth among the Company's products was strongest in herbs and supplements. The Company continues to emphasize higher growth products and to gain distribution in new channels outside of the FDM Market. Sales of over-the-counter pharmaceuticals ("OTCs") declined 4.7 % for the second quarter of fiscal 1999 as compared to the same period in fiscal 1998, due primarily to certain OTC products being discontinued at certain customers. The Company introduced private label cimetidine, a digestive aid, in June 1998 and management expects this new OTC product to help offset the OTC sales decline.

For the six months ended September 30, 1998, net sales increased by $65.4 million, or 31.7% compared to the first half of fiscal 1998. The increase in net sales in the first half of the year was primarily due to the volume growth in vitamin sales compared to the comparable period of fiscal 1998, which was due primarily to sales growth in the vitamin market generally. Vitamin sales for the six months ended September 30, 1998 increased 32.3%, or $54.9 million from $170.0 million in the first half of fiscal 1998.

Gross profit for the second quarter increased by $7.5 million, up 25.8% from $28.9 million in the second quarter of fiscal 1998 to $36.4 million for the same period in fiscal 1999. The increase in gross profit during the quarter is primarily attributable to the higher sales volume. Gross profit margin was 24.3% for the second quarter of fiscal 1999, down from 25.8% in the second quarter of the prior fiscal year due primarily to a change in product mix, reflecting the increase in sales of lower margin private label vitamins. For the six months ended September 30, 1998, gross profit increased by $18.7 million, or 36.6%, compared to the same period in fiscal 1998. Gross profit margin was 25.7%, a 0.9 percentage point increase in the six months ended September 30, 1998, up from 24.8% in the comparable period in fiscal 1998. The increase in gross profit in the first half of the year was primarily due to the higher sales volume along with a more favorable mix of higher margin herbs and supplement products year-to-date.

Marketing, selling and distribution expenses, together with general and administrative expenses (collectively, "Operating Expenses") for the second quarter of fiscal 1999 were 19.4% of net sales, a slight improvement from 20.1% in the second quarter of the prior year. Operating Expenses in the second quarter of fiscal 1999 increased by $6.5 million, or 28.9%, as compared to the second quarter in fiscal 1998. For the six months ended September 30, 1998, Operating Expenses were 20.5% of net sales versus 19.5% in the prior year. This increase in Operating Expenses for both the three and six month periods ended September 30, 1998 is primarily the result of infrastructure development in support of new products and diversification strategies and increased costs associated with changing all the Company's product labels to comply with the new Dietary Supplement Health and Education Act of 1994 effective March 23, 1999. Additionally, for the six month period ended September 30, 1998, the increase is due to unusually low spending in the first quarter of the prior fiscal year.

In the six months ended September 30, 1997, the Company recorded expenses relating to the recapitalization of its parent (the "Recapitalization") of $32.6 million, consisting primarily of compensation expense related to the in-the-money value of stock options issued to certain management personnel of $15.6 million, management bonuses of $5.2 million, and expenses incurred by Leiner Group in connection with its capital raising activities of $11.8 million. There were no Recapitalization-related expenses incurred in fiscal 1999.

For the three months ended September 30, 1998, the Company recorded $0.3 million of expenses in connection with the closing of its West Unity, Ohio facility. The facility was closed on July 2, 1998 and its packaging lines have been relocated to the Fort Mill, South Carolina facility. These expenses were for utilities, property taxes, etc., which were properly not accrued in the plant closure reserve established in the fourth quarter of fiscal 1998.

Other income for the second quarter of fiscal 1999 was $1.2 million, which compares to other charges of $0.4 million for the second quarter of fiscal 1998. The increase in other income was due to a non-recurring settlement arising from a dispute involving a service provider and a former employee. For the six months ended September 30, 1998, other income totaled $0.8 million compared to the other charges of $0.5 million in the comparable period of fiscal 1998. This change was due to the aforementioned settlement in the second quarter of fiscal 1999.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART 1                                                                 ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (Continued)

In the second quarter of fiscal 1999, operating income was $7.8 million, compared to $5.3 million in the second quarter of fiscal 1998. This increase was primarily due to increased sales and gross profit and a $1.6 million settlement recorded in the second quarter of fiscal 1999. For the six months ended September 30, 1998, the Company recognized an operating income of $13.8 million compared to an operating loss of $22.9 million in the prior year. This change was primarily attributable to the fact that there were expenses incurred in the first half of fiscal 1998 in connection with the Recapitalization of Leiner Group which were not incurred in fiscal 1999. Excluding these Recapitalization expenses, operating income increased $4.1 million or 41.6% over the first six months of fiscal year 1998. This increase was primarily due to the increased sales and gross profit during the first half of fiscal 1999 and secondarily to the settlement recorded in the second quarter of fiscal 1999.

Net interest expense increased by $1.8 million during the second quarter of fiscal 1999, versus the second quarter of fiscal 1998. This increase was due primarily to an increase in the indebtedness of the Company. For the six months ended September 30, 1998, interest expense increased by $6.3 million versus the first half of fiscal 1998. This increase was primarily due to changes in the Company's debt structure and interest rates arising from the Recapitalization which took effect at the end of the first quarter of fiscal 1998, as well as an increase in indebtedness occurring in the first half of fiscal 1999.

The provision for income taxes for the second quarter of fiscal 1999 was $0.1 million compared to a tax benefit of $0.1 million in the second quarter of fiscal 1998. Based on the latest estimates, the Company expects its effective tax rate to be approximately 43% for the remainder of fiscal 1999, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization and certain accruals.

The extraordinary loss recorded in the first quarter of fiscal 1998 represented the write-off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

Primarily as a result of the factors discussed above, net income of $0.1 million was recorded in the second quarter of fiscal 1999 as compared to a net loss of $0.4 million in the second quarter of fiscal 1998. For the six months ended September 30, 1998, a net loss of $0.1 million was recorded compared to the $24.4 million net loss in the first half of fiscal 1998.

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $11.4 million for the second quarter of fiscal 1999, which was $3.0 million higher than the comparable period in fiscal 1998. EBITDA for the first half of fiscal 1999 was $20.7 million, or $4.7 million greater than EBITDA for the first half of fiscal 1998 excluding Recapitalization-related cash expenses. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million and $0.4 million for the three months ending September 30, 1998 and 1997, respectively, and $1.0 million and $0.5 million for the six month periods ended September 30, 1998 and 1997, respectively, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. As a result of the Recapitalization, the Company's liquidity requirements have significantly increased, primarily due to significantly increased interest expense obligations. In addition, the Company is required to repay the $142.9 million in currently outstanding term loans under the Amended Credit Agreement (defined below) over the seven and one-half year period following May 15, 1998, with scheduled principal payments of $1.4 million

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART 1                                                                 ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (Continued)

annually for the first five years, $48.5 million in the sixth year, $66.4 million in the seventh year, and $21.6 million in the final six months. The Company will also be required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003.

During the first half of fiscal year 1999, net cash used in operating activities totaled $40.3 million. This resulted primarily from an increase in inventories of $43.7 million and a decrease in accounts payable of $16.2 million, partially offset by a decrease in accounts receivable of $16.1 million, and an increase in bank checks outstanding of $4.5 million. The increase in inventory is primarily the result of i) a strategic decision to increase inventories to ensure on-time order delivery to customers during the period of start-up operations at its newly completed manufacturing and distribution facility in Fort Mill, South Carolina, ii) the positioning of the Company to capitalize on certain market opportunities arising from service shortfalls by certain of its competitors, and iii) the shipment to the Company of back ordered softgel materials. In order to help address the temporary liquidity demands of higher inventories and capital spending, the Company has received extended terms from its major suppliers and accelerated payment terms from its major customers, effective for the second and third quarters of fiscal 1999. The Company expects inventories to decline to more customary levels by December 31, 1998. Inventories declined by approximately $22.8 million in the second quarter of fiscal 1999. The decrease in accounts payable combined with the increase in bank checks outstanding, totaled $11.7 million. This decrease was due to fewer inventory purchases late in the second quarter of fiscal 1999 as the need for safety stock during the Fort Mill start-up declined with its opening September 1998. The decrease in accounts receivable since March 31, 1998, is due primarily to the seasonality of the Company's business.

Net cash used in investing activities was $14.1 million in the first half of fiscal 1999. This was primarily due to net capital expenditures of $10.3 million. The major capital expenditures were related to investments in capacity expansion at the new manufacturing, packaging and distribution facility in South Carolina, as well as at the Garden Grove, California tableting plant. The Company expects to invest approximately $62 million in its business in fiscal 1999, primarily to complete its capacity expansion program. Of this amount, approximately $22 million is for the Fort Mill, South Carolina facility, which is being financed by an operating lease. Of the remaining $40 million which will be spent on equipment and software, approximately $17 million will be financed through operating leases, $3 million will be financed by capitalized leases and the balance of approximately $20 million will be a use of the Company's cash.

Net cash provided by financing activities was $55.8 million in the first half of fiscal 1999. This was primarily the result of increased net borrowings under the Amended Credit Agreement. During the first half of fiscal 1999, the Company redeemed the balance of the preferred stock of its Canadian subsidiary outstanding as of March 31, 1998, which had been issued in connection with the acquisition of Vita Health and had appeared in the consolidated balance sheet as minority interest in subsidiary.

FINANCING ARRANGEMENTS

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement provides for two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000, and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is denominated in Canadian dollars and made available to Vita Health. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. Amounts outstanding under the Company's credit facility in place at March 31, 1998, were refinanced with the proceeds from the Amended Credit Agreement. As of November 5, 1998, the Company's unused availability under the Amended Credit Agreement was approximately $31.4 million.

The Revolving Credit Facility includes letter of credit and swingline facilities. Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined),

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART 1                                                                 ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (Continued)

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

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $17.1 million as of September 30, 1998, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At September 30, 1998, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 8.1% per annum. The Notes bear interest at a rate of 9.625% per annum.

The Company has established a new manufacturing, packaging and distribution facility in Fort Mill, South Carolina. The West Unity, Ohio packaging plant was closed the first week of July 1998 and its packaging lines have been relocated to the Fort Mill, South Carolina facility. The Company expects to incur expenses estimated at approximately $3.4 million during fiscal year 1999 in connection with this new facility. The Company has leased this new facility under a prearranged lease at an estimated incremental annual lease expense, net of lease costs for the facilities currently expected to be closed, of $1.4 million.

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

YEAR 2000 COMPLIANCE

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected to process data related to the year 2000 and beyond. The problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem." The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems (such as general ledger, accounts payable, and billing modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART 1                                                                 ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (Continued)

The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following three key areas of its business that may be affected:

INTERNAL BUSINESS SYSTEMS

The Year 2000 Problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable and billing), customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company has substantially completed its remediation phase of modifying and upgrading all affected systems which are critical to the operations of the business. The Company estimates that all remaining systems will be Year 2000 compliant by the end of the fourth quarter of fiscal 1999. However, any unforeseen problems which occur during the testing phase may adversely affect the Company's Year 2000 readiness.

THIRD-PARTY SUPPLIERS

The Company relies, directly and indirectly, on external systems utilized by its suppliers for products used in the manufacture of its products. The Company has requested confirmation from its suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this is the worst case Year 2000 scenario and the Company is unable to predict what the impact would be.

FACILITY SYSTEMS

Systems such as heating, sprinklers, elevators, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted the facility owners seeking assurances of Year 2000 compliance.

The Company has incurred $0.3 million of expenses during the six-month period ended September 30, 1998 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $2.0 million to $3.5 million. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include the implementation of manual procedures to compensate for system deficiencies. During the remediation phase of the internal business systems, the Company will be evaluating potential failures and attempt to develop responses in a timely manner. However, there can be no assurance that any contingency plans evaluated and potentially implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART 1                                                                 ITEM 2
------------------------------------------------------------------------------
------------------------------------------------------------------------------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
                               (Continued)

THE EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The euro will then trade on currency exchanges and be available for non-cash transactions.

As of January 1, 1999, the participating countries no longer will control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, will be exercised by the new European Central Bank.

Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency.

The impact of the euro is not expected to materially affect the results of operations of the Company. The Company operates primarily in U.S. dollar-denominated purchase orders and contracts, and the Company neither has a large customer nor vendor base within the countries participating in the euro conversion.

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART II                                                      OTHER INFORMATION
------------------------------------------------------------------------------
------------------------------------------------------------------------------

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

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

          4.1  Agreement to Furnish Sun Data, Inc. Lease
          27   Financial Data Schedule - September 30, 1998

        Reports on Form 8-K:

            None.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LEINER HEALTH PRODUCTS INC.



                                         By:      /s/ WILLIAM B. TOWNE
                                             ---------------------------------
                                             William B. Towne
                                             Executive Vice President, Chief
                                             Financial Officer and Director


Date:    November 13, 1998

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                     -16-