Form 10-Q
period 1998-12-31
LEINER HEALTH PRODUCTS INC
filed 1999-02-12
CIK 1043055

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

                For the Quarterly Period Ended December 31, 1998

                        Commission File Number 333-33121


                           LEINER HEALTH PRODUCTS INC.


             (Exact name of registrant as specified in its charter)


-------------------------------------------------------------------------------

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


Yes       X                  No
     -----------                 ----------

         COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT FEBRUARY 9, 1999:

                                  1,000 SHARES


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                           LEINER HEALTH PRODUCTS INC.
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


-------------------------------------------------------------------------------


PART I.  Financial Information.............................................   3

         ITEM 1.  Financial Statements ....................................   3

         Condensed Consolidated Statements of Operations (Unaudited) -
          For the three and nine months ended December 31, 1998 and 1997 ..   3

         Condensed Consolidated Balance Sheets -
          As of December 31, 1998 (Unaudited) and March 31, 1998 ..........   4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
          For the nine months ended December 31, 1998 and 1997 ............   5

         Notes to Condensed Consolidated Financial Statements (Unaudited)..   6

         ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ....................  10


PART II.  Other Information ...............................................  17


SIGNATURE PAGE ............................................................  17


-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                                 (in thousands)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                      -----------------------------    --------------------------------
                                                          1998            1997            1998              1997
                                                      -------------   -------------    ------------    ----------------
Net sales                                                $ 162,151       $ 132,524       $ 433,888        $ 338,837
Cost of sales                                              121,206          95,532         323,116          250,713
                                                      -------------   -------------    ------------    -------------
Gross profit                                                40,945          36,992         110,772           88,124
Marketing, selling and distribution expenses                19,161          17,477          56,327           44,032
General and administrative expenses                          7,679           6,809          26,205           20,348
Expenses related to recapitalization of parent                  --             418              --           33,056
Amortization of goodwill                                       417             407           1,253            1,243
Closure of facilities                                          143              --             464               --
Other charges (income)                                         375             430            (440)             893
                                                      -------------   -------------    ------------    -------------
Operating income (loss)                                     13,170          11,451          26,963          (11,448)
Other expenses                                                  85              --             212               --
Interest expense, net                                        7,581           5,897          21,472           13,513
                                                      -------------   -------------    ------------    -------------
Income (loss) before income taxes and
    extraordinary item                                       5,504           5,554           5,279          (24,961)
Provision (benefit) for income taxes before
    extraordinary item                                       2,316           3,011           2,244           (4,207)
                                                      -------------   -------------    ------------    -------------
Income (loss) before extraordinary item                      3,188           2,543           3,035          (20,754)
Extraordinary loss on the early extinguishment
    of debt, net of income taxes of $761                        --              --              --            1,109
                                                      -------------   -------------    ------------    -------------
Net income (loss)                                         $  3,188        $  2,543        $  3,035        $ (21,863)
                                                      -------------   -------------    ------------    -------------
                                                      -------------   -------------    ------------    -------------

     See accompanying notes to condensed consolidated financial statements.


-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)


ASSETS                                                                               DECEMBER 31,      MARCH 31,
                                                                                        1998              1998
                                                                                     ------------      ---------
                                                                                      UNAUDITED
Current assets:
     Cash and cash equivalents                                                           $  2,959       $  1,026
     Accounts receivable, net                                                              86,062         89,358
     Inventories                                                                          183,585        137,853
     Deferred income taxes                                                                  8,581         8,578
     Prepaid expenses and other current assets                                              2,585         2,298
                                                                                     ------------      ---------
Total current assets                                                                      283,772       239,113

Property, plant and equipment, net                                                         53,769        48,899
Goodwill, net                                                                              54,660        56,412
Deferred financing charges                                                                 10,996        11,465
Other noncurrent assets                                                                    12,118         9,937
                                                                                     ------------      ---------
Total assets                                                                             $415,315      $365,826
                                                                                     ------------      ---------
                                                                                     ------------      ---------

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Bank checks outstanding, less cash on deposit                                       $  8,949      $  3,730
     Current portion of long-term debt                                                      3,513         1,733
     Accounts payable                                                                      85,574        93,226
     Customer allowances payable                                                           12,165        14,063
     Accrued compensation and benefits                                                      7,083        10,132
     Accrued interest expense                                                               5,284         3,116
     Income taxes payable                                                                     512         3,349
     Other accrued expenses                                                                 2,557         3,709
                                                                                     ------------      ---------
Total current liabilities                                                                 125,637       133,058

Long-term debt                                                                            311,959       257,059
Deferred income taxes                                                                       2,574         2,600
Other noncurrent liabilities                                                                2,030         1,997

Commitments and contingent liabilities

Minority interest in subsidiary                                                                --         1,028

Shareholder's deficit:
     Common stock                                                                               1             1
     Capital in excess of par value                                                         1,851         1,825
     Retained deficit net of charges from recapitalization of parent of $31,543           (28,569)      (31,604)
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                                   (168)         (138)
                                                                                     ------------      ---------
Total shareholder's deficit                                                               (26,885)      (29,916)
                                                                                     ------------      ---------

Total liabilities and shareholder's deficit                                              $415,315      $365,826
                                                                                     ------------      ---------
                                                                                     ------------      ---------

    See accompanying notes to condensed consolidated financial statements.

------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                              NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                        ----------------------------
                                                                                            1998            1997
                                                                                        ----------       -----------
OPERATING ACTIVITIES:
Net income (loss)                                                                        $  3,035          $ (21,863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation                                                                           5,654              5,400
     Amortization                                                                           6,344              5,288
     Stock option compensation expense                                                         --              8,300
     Deferred income taxes                                                                    (20)            (3,327)
     Extraordinary loss on the early extingishment of debt                                     --              1,870
     Translation adjustment                                                                    30                 10
     Changes in operating assets and liabilities:
         Accounts receivable                                                                3,028             14,108
         Inventories                                                                      (46,498)           (38,185)
         Bank checks outstanding, less cash on deposit                                      5,292              1,606
         Accounts payable                                                                  (7,425)            15,281
         Customer allowances payable                                                       (1,869)             5,127
         Accrued compensation and benefits                                                 (3,017)               896
         Other accrued expenses                                                             1,054              4,730
         Income taxes payable/receivable                                                   (2,559)            (4,267)
         Other                                                                               (563)               289
                                                                                          -------           --------
Net cash used in operating activities                                                     (37,514)            (4,737)

INVESTING ACTIVITIES:
Additions to property, plant and equipment, net                                            (9,812)            (8,195)
Increase in other noncurrent assets                                                        (3,357)            (3,906)
                                                                                          -------           --------
Net cash used in investing activities                                                     (13,169)           (12,101)

FINANCING ACTIVITIES:
Net borrowings (payments) under bank revolving credit facility                             (3,296)            44,555
Borrowings under bank term credit facility                                                 59,763             85,000
Payments under bank term credit facility                                                     (998)              (425)
Net payments under former bank credit facility                                                 --           (100,405)
Capital contribution from parent                                                               26              1,834
Repurchase of minority interest                                                              (947)            (3,599)
Increase in deferred financing charges                                                       (995)            (9,976)
Net payments on other long-term debt                                                         (870)              (848)
                                                                                          -------           --------
Net cash provided by financing activities                                                  52,683             16,136

Effect of exchange rate changes                                                               (67)                71
                                                                                          -------           --------
Net increase (decrease) in cash and cash equivalents                                        1,933               (631)

Cash and cash equivalents at beginning of period                                            1,026              2,066
                                                                                          -------           --------
Cash and cash equivalents at end of period                                                $ 2,959           $  1,435
                                                                                          -------           --------
                                                                                          -------           --------
    See accompanying notes to condensed consolidated financial statements.


-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


NOTE 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended December 31, 1998 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Products Inc. ("Vita Health") which was acquired January 30, 1997 in a transaction accounted for as a purchase, and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

The components of comprehensive income (loss) for the three and nine month periods ended December 31, 1998 and 1997, are as follows (in thousands):


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                         ------------    -----------    ------------   ------------
                                                            1998            1997           1998           1997
                                                         ------------    -----------    ------------   ------------
Net income (loss)......................................      $ 3,188        $ 2,543         $ 3,035       $(21,863)
Foreign currency translation adjustment................           24           (121)            (30)           (10)
                                                         ------------    -----------    ------------   ------------
Comprehensive income (loss)............................      $ 3,212        $ 2,422         $ 3,005       $(21,873)
                                                         ------------    -----------    ------------   ------------
                                                         ------------    -----------    ------------   ------------

NOTE 2 -- Inventories

Inventories consist of the following (in thousands):

                                                                                  DECEMBER 31,         MARCH 31,
                                                                                      1998                1998
                                                                                ----------------    ---------------
Raw materials, bulk vitamins and packaging materials..........................       $ 119,432           $ 83,475
Work-in-process...............................................................          12,725              9,832
Finished products.............................................................          51,428             44,546
                                                                                ----------------    ---------------
                                                                                     $ 183,585           $137,853
                                                                                ----------------    ---------------
                                                                                ----------------    ---------------


-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

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

In connection with the Recapitalization, the Company deducted $1.1 million of deferred financing charges, net of income taxes of $0.8 million, from net income
(loss) as an extraordinary loss in the nine months ended December 31, 1997. Additionally, in connection with the Recapitalization, the Company incurred expenses of approximately $33.1 million in the nine months ended December 31, 1997, consisting of expenses of approximately $12.3 million related to Leiner Group's equity transactions, transaction bonuses granted to certain management personnel in the aggregate amount of approximately $5.2 million and compensation expense related to the in-the-money value of stock options of approximately $15.6 million. The compensation expense represented the excess of the fair market value of the underlying common stock over the exercise price of the options exercised in connection with the Recapitalization.

NOTE 4 - Long-Term Debt

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement consists of two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is denominated in Canadian dollars and made available to Vita Health. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. The Term Facility requires quarterly amortization payments of approximately 1% per annum over the next five years. Amortization payments scheduled during the period January 1, 1999 through December 31, 1999 total $1.5 million. Amounts outstanding under the prior credit facility as in effect at March 31, 1998 were rolled over into the Amended Credit Agreement. The terms, conditions and restrictions of the Amended Credit Agreement are consistent with the terms, conditions and restrictions of the credit facility as previously in effect.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the agent lender's base rate (7.75% at December 31, 1998), the agent lender's Canadian prime rate (6.75% at December 31, 1998), LIBOR (5.06% at December 31, 1998) or the agent lender's banker's acceptance rate (5.07% at December 31, 1998), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation and amortization expense and its effect on the applicable margin varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, and (b) for the two Term B loans and the one Term C loan under the Term Facility, from 2.125% to 2.875% or 2.25% to 3.0%, respectively, for LIBOR-based loans, and from 1.125% to 1.875% or 1.25% to 2.0%, respectively, for alternate base rate-based loans. As of December 31, 1998, the Company's weighted average interest rates were 8.08% for U.S. borrowings and 7.75% for Canadian borrowings under the Amended Credit Agreement. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the Revolving Facility based on the Company's leverage ratio.

-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

The Amended Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. The Company was in compliance with all such financial covenants as of December 31, 1998. As of December 31, 1998, the Company had $38.8 million available under its Revolving Facility.

Principal payments on long-term debt as of December 31, 1998 through fiscal 2003 and thereafter are (in thousands):


                Fiscal Year
              --------------
              1999            ..........................   $   2,400
              2000            ..........................       4,044
              2001            ..........................       3,271
              2002            ..........................       1,518
              2003            ..........................       1,442
              Thereafter      ..........................     302,797
                                                           ---------
                 Total        ..........................   $ 315,472
                                                           ---------
                                                           ---------

NOTE 5 - Related Party Transactions

Upon consummation of the Recapitalization, Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird Jr., Chairman of Leiner Group's Board of Directors, is the sole member of the Sponsor. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle, or upon the earliest of June 30, 2007 or the date that North Castle terminates. Leiner Group and the Company also paid the Sponsor a transaction fee of $3.5 million during the nine months ended December 31, 1997 for services related to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses.

NOTE 6 -- Contingent Liabilities

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of January 8, 1999, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 671 lawsuits, of which 661 have been settled. Settlement negotiations with respect to eight of the lawsuits are in progress. The Company entered into an agreement (the "Agreement") with the Company's supplier of bulk L-Tryptophan, under which the supplier agreed to assume the defense of all claims and to pay all settlements and judgements, other than for certain punitive damages, against the Company arising out of the ingestion of L-Tryptophan products. To date, the supplier has funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages were awarded or paid in any settlement.

Of the remaining ten cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the ten currently pending claims not to exceed $0.8 million in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

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

















-------------------------------------------------------------------------------

PART I                                                                  ITEM 2
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary acquired January 30, 1997, for the three months ended December 31, 1998 ("third quarter of fiscal 1999") and the nine months ended December 31, 1998 and the significant developments affecting its financial condition since March 31, 1998. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1998, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of the fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended December 31, 1998 and 1997.

                                                                                PERCENTAGE OF NET SALES
                                                                     -------------------------------------------
                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       DECEMBER 31,              DECEMBER 31,
                                                                     ------------------      -------------------
                                                                     1998         1997         1998         1997
                                                                     -----       -----        -----        -----
Net sales........................................................    100.0%      100.0%       100.0%       100.0%
Cost of sales....................................................     74.7        72.1         74.5         74.0
                                                                     -----       -----        -----        -----
Gross profit.....................................................     25.3        27.9         25.5         26.0
Marketing, selling and distribution expenses.....................     11.8        13.2         13.0         13.0
General and administrative expenses..............................      4.8         5.1          6.0          6.0
Expenses related to recapitalization of parent...................       --         0.3           --          9.7
Amortization of goodwill.........................................      0.3         0.3          0.3          0.4
Closure of facilities............................................      0.1          --          0.1           --
Other charges (income)...........................................      0.2         0.4         (0.1)         0.3
                                                                     -----       -----        -----        -----
Operating income (loss)..........................................      8.1         8.6          6.2         (3.4)
Other expense....................................................       --          --          0.1           --
Interest expense, net............................................      4.7         4.4          4.9          4.0
                                                                     -----       -----        -----        -----
Income (loss) before income taxes and extraordinary item.........      3.4         4.2          1.2         (7.4)
Provision (benefit) for income taxes before extraordinary item...      1.4         2.3          0.5         (1.2)
                                                                     -----       -----        -----        -----
Income (loss) before extraordinary item..........................      2.0         1.9          0.7         (6.2)
Extraordinary item...............................................       --          --           --          0.3
                                                                     -----       -----        -----        -----
Net income (loss)................................................      2.0%        1.9%         0.7%        (6.5) %
                                                                     -----       -----        -----        -----
                                                                     -----       -----        -----        -----


Net sales for the third quarter of fiscal 1999 were $162.2 million, an increase of $29.6 million, or 22.4% versus the third quarter of fiscal 1998. The Company's sales growth was primarily attributable to volume growth in the Company's sales of vitamins, which was largely due to sales growth in the vitamin market generally and an increase in private label vitamin sales resulting from the continuing consumer migration to mass market private label vitamins. The Company's vitamin product sales in all its markets increased by $24.0 million, or 21.4%, compared to the third quarter of the prior year. Management estimates that the overall U.S. vitamin market for food, drug and mass

-------------------------------------------------------------------------------

PART I                                                                 ITEM 2
-----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


merchandisers ("FDM Market"), which represents over half of the Company's sales, grew by over 10.0% in the 13 week period ended December 27, 1998 versus the comparable period in 1997. Market growth for the five weeks ending December 27, 1998 was just under 6.0%. Management expects this slower growth trend to continue through at least the end of the fiscal year, compared to the FDM Market's growth rates of 29.0% and 23% in the first and second quarters of fiscal 1999, respectively. Sales growth among the Company's products was strongest in herbs and supplements. The Company continues to emphasize higher growth products and to gain distribution in new channels outside of the FDM Market. Sales of over-the-counter pharmaceuticals ("OTCs") increased 17.6% during the third quarter of fiscal 1999 as compared to the same period in fiscal 1998, due primarily to growth in digestive aid products including cimetidine which the Company introduced in June 1998.

For the nine months ended December 31, 1998, net sales increased by $95.1 million, or 28.1% compared to the same period in fiscal 1998. The increase in net sales in the first nine months of the year was primarily due to the volume growth in vitamin sales compared to the comparable period of fiscal 1998, which was due primarily to sales growth in the vitamin market generally. Vitamin sales for the nine months ended December 31, 1998 increased 28.2%, or $79.5 million from $281.5 million in the comparable period of 1998.

Gross profit for the third quarter increased by $3.9 million, up 10.7% from $37.0 million in the third quarter of fiscal 1998 to $40.9 million for the same period in fiscal 1999. The increase in gross profit during the quarter is primarily attributable to the higher sales volume. Gross profit margin was 25.3% for the third quarter of fiscal 1999, down from 27.9% in the third quarter of the prior fiscal year due primarily to a change in product mix, reflecting the increase in sales of lower margin private label vitamins and the reduction of production volumes in the plants, as the Company continues to reduce its levels of inventory. For the nine months ended December 31, 1998, gross profit increased by $22.6 million, or 25.7%, compared to the same period in fiscal 1998. The increase in gross profit in the first nine months of the year was primarily due to the higher sales volume. Gross profit margin for the nine months ended December 31, 1998 was 25.5%, a 0.5 percentage point decrease from 26.0% in the comparable period in fiscal 1998. The decrease in gross profit margin is attributable to the changing product mix and the reduction of production volumes in the plants described above.

Marketing, selling and distribution expenses, together with general and administrative expenses (collectively, "Operating Expenses") for the third quarter of fiscal 1999 were 16.6% of net sales, an improvement from 18.3% in the third quarter of the prior year. Operating Expenses in the third quarter of fiscal 1999 increased by $2.6 million, or 10.5%, as compared to the third quarter in fiscal 1998. For the nine months ended December 31, 1998, Operating Expenses totaled $82.5 million, versus $64.4 million for the comparable period in fiscal 1998 and representing the same 19.0% of net sales as in fiscal 1998. This increase in Operating Expenses for both the three and nine month periods ended December 31, 1998 is primarily the result of infrastructure development in support of new products and diversification strategies and increased costs associated with changing all the Company's product labels to comply with the new Dietary Supplement Health and Education Act of 1994 effective March 23, 1999. The third quarter improvement in Operating Expenses as a percentage of net sales is the result of a cost control strategy to maintain a lower percentage growth of Operating Expenses, and the partial downward adjustment of senior management's bonus accrual rate based upon the slowing market trend, as indicated by the slower market growth for the five weeks ending December 27, 1998 versus the 13 week period ended December 27, 1998 discussed previously.

In the nine months ended December 31, 1997, the Company recorded expenses relating to the recapitalization of its parent (the "Recapitalization") of $33.1 million, consisting primarily of compensation expense related to the in-the-money value of stock options issued to certain management personnel of $15.6 million, management bonuses of $5.2 million, and expenses incurred by Leiner Group in connection with its capital raising activities of $12.3 million. There were no Recapitalization-related expenses incurred in fiscal 1999.

For the three months ended December 31, 1998, the Company recorded $0.1 million of expenses in connection with the closing of its West Unity, Ohio facility. The facility was closed on July 2, 1998 and its packaging lines have been relocated to the Fort Mill, South Carolina facility. These expenses were for utilities, property taxes, etc., which were properly not accrued in the plant closure reserve established in the fourth quarter of fiscal 1998.

Other charges for each of the third quarters of fiscal 1999 and 1998 were $0.4 million. For the nine months ended December 31, 1998, other income totaled $0.4 million compared to other charges of $0.9 million in the comparable period of fiscal 1998. The increase in other income was due to a non-recurring settlement arising from a dispute involving a service provider and a former employee in the second quarter of fiscal 1999.

-------------------------------------------------------------------------------

PART I                                                                  ITEM 2
-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

In the third quarter of fiscal 1999, operating income was $13.2 million up 15.0%, compared to $11.5 million in the third quarter of fiscal 1998. This increase was primarily due to increased sales. For the nine months ended December 31, 1998, the Company recognized an operating income of $27.0 million compared to an operating loss of $11.5 million in the prior year. This change was primarily attributable to the fact that there were expenses incurred in the first nine months of fiscal 1998 in connection with the Recapitalization of Leiner Group which were not incurred in fiscal 1999. Excluding these Recapitalization expenses, operating income for the nine months ending December 31, 1998 increased $5.4 million or 24.8% over the comparable period in fiscal 1998. This increase was primarily due to the increased sales during the first nine months of fiscal 1999 and secondarily to the settlement recorded in the second quarter of fiscal 1999.

Net interest expense increased by $1.7 million during the third quarter of fiscal 1999, versus the third quarter of fiscal 1998. This increase was due primarily to an increase in the indebtedness of the Company, and to the extended payment terms received from major suppliers. For the nine months ended December 31, 1998, interest expense increased by $8.0 million versus the comparable period of fiscal 1998. This increase was primarily due to changes in the Company's debt structure and interest rates arising from the Recapitalization which took effect at the end of the first quarter of fiscal 1998, as well as an increase in indebtedness occurring in the first nine months of fiscal 1999.

The provision for income taxes for the third quarter of fiscal 1999 was $2.3 million compared to $3.0 million in the third quarter of fiscal 1998. Based on the latest estimates, the Company expects its effective tax rate to be approximately 46.3% for the remainder of fiscal 1999, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization and certain accrued liabilities.

The extraordinary loss recorded in the first quarter of fiscal 1998 represented the write-off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

Primarily as a result of the factors discussed above, net income of $3.2 million was recorded in the third quarter of fiscal 1999 as compared to $2.5 million in the third quarter of fiscal 1998. For the nine months ended December 31, 1998, a net income of $3.0 million was recorded compared to the $21.9 million net loss in the comparable period of fiscal 1998.

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $17.1 million for the third quarter of fiscal 1999, which was $2.1 million higher than the comparable period in fiscal 1998. EBITDA for the first nine months of fiscal 1999 was $37.8 million, or $6.4 million greater than EBITDA for the comparable period of fiscal 1998 excluding Recapitalization-related cash expenses. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.4 million for the three months ending December 31, 1998 and 1997, and $1.4 million and $0.9 million for the nine month periods ended December 31, 1998 and 1997, respectively, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. As a result of the Recapitalization, the Company's liquidity requirements have significantly increased, primarily due to significantly increased interest expense obligations. In addition, the Company is required to repay the $142.6 million in currently outstanding term loans under the Amended Credit Agreement (defined below) over

-------------------------------------------------------------------------------

PART I                                                                  ITEM 2
-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

the seven and one-half year period following May 15, 1998, with scheduled principal payments of $1.4 million annually for the first five years, $48.5 million in the sixth year, $66.4 million in the seventh year, and $21.6 million in the final six months. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003.

During the first nine months of fiscal year 1999, net cash used in operating activities totaled $37.5 million. This resulted primarily from an increase in inventories of $46.5 million and a decrease in accounts payable of $7.4 million, partially offset by a decrease in accounts receivable of $3.0 million, and an increase in bank checks outstanding of $5.3 million. The increase in inventory is primarily the result of i) a strategic decision to increase inventories to ensure on-time order delivery to customers during the period of start-up operations at the Company's newly completed manufacturing and distribution facility in Fort Mill, South Carolina, ii) the positioning of the Company to capitalize on certain market opportunities and iii) the shipment to the Company of back ordered softgel materials. In order to help address the temporary liquidity demands of higher inventories and capital spending, the Company received extended terms from its major suppliers and accelerated payment terms from its major customers, for the second and third quarters of fiscal 1999. The Company has incurred $0.6 million of expenses due to the accelerated payment terms given to its customers. The Company expects inventories to decline to more customary levels by March 31, 1999. The decrease in accounts payable combined with the increase in bank checks outstanding, totaled $2.1 million. This decrease was due to fewer inventory purchases starting in the second quarter of fiscal 1999 as the need for safety stock during the Fort Mill start-up declined with its opening September 1998.

Net cash used in investing activities was $13.2 million in the first nine months of fiscal 1999. This was primarily due to net capital expenditures of $9.8 million. The major capital expenditures were related to investments in capacity expansion at the new manufacturing, packaging and distribution facility in South Carolina, as well as at the Garden Grove, California tableting plant. The Company expects to invest approximately $62 million in its business in fiscal 1999, primarily to complete its capacity expansion program. Of this amount, approximately $22 million is for the Fort Mill, South Carolina facility, which is being financed by an operating lease. Of the remaining $40 million, approximately $24 million will be spent on manufacturing equipment, $6 million on building and office expansion, $7 million on computer hardware and software, and $3 on other capital investments. The Company will finance approximately $17 million through operating leases, $3 million will be financed by capitalized leases and the balance of approximately $20 million will be a use of the Company's cash.

Net cash provided by financing activities was $52.7 million in the first nine months of fiscal 1999. This was primarily the result of increased net borrowings under the Amended Credit Agreement. During the first nine months of fiscal 1999, the Company redeemed the balance of the preferred stock of its Canadian subsidiary outstanding as of March 31, 1998, which had been issued in connection with the acquisition of Vita Health and had appeared in the consolidated balance sheet as minority interest in subsidiary.

FINANCING ARRANGEMENTS

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement ("Amended Credit Agreement"). The Amended Credit Agreement provides for two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000, and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is denominated in Canadian dollars and made available to Vita Health. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. Amounts outstanding under the Company's credit facility in place at March 31, 1998, were refinanced with the proceeds from the Amended Credit Agreement. As of February 5, 1999, the Company's unused availability under the Amended Credit Agreement was approximately $35.2 million.

The Revolving Credit Facility includes letter of credit and swingline facilities. Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined), and accordingly the Company's financial condition and performance is and will continue to be affected by changes in

------------------------------------------------------------------------------

PART I                                                                  ITEM 2
-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $17.6 million as of December 31, 1998, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At December 31, 1998, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 8.1% per annum. The Notes bear interest at a rate of 9.625% per annum.

The Company has established a new manufacturing, packaging and distribution facility in Fort Mill, South Carolina. The West Unity, Ohio packaging plant was closed the first week of July 1998 and its packaging lines have been relocated to the Fort Mill, South Carolina facility. The Company expects to incur start-up expenses estimated at approximately $3.6 million during fiscal year 1999 in connection with this new facility, of which $2.9 million has been incurred through December 31, 1998. The Company has leased this new facility under a prearranged lease at an estimated incremental annual lease expense, net of lease costs for the facilities currently expected to be closed, of $1.4 million.

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

YEAR 2000 COMPLIANCE

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected to process data related to the year 2000 and beyond. The problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem." The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems (such as general ledger, accounts payable, and billing modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment. Recognizing this the Company started a program in April of 1996 to correct its Year 2000 Problem. The Company has substantially completed its remediation phase of modifying and upgrading all affected systems which are critical to the operations of the business. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations and governmental entities, both domestic and international, for accurate exchange of data.

The Company is continuing to assess the impact that the Year 2000 Problem may have on its operations and has identified the following three key areas of its business that may be affected:

------------------------------------------------------------------------------

PART I                                                                  ITEM 2
------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

     THIRD-PARTY SUPPLIERS

     The Company relies, directly and indirectly, on external systems utilized by its suppliers for products used in the manufacture of its products. The Company has requested confirmation from its major suppliers of their Year 2000 compliance; however, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 Problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations. Although, the Company believes that this is the worst case Year 2000 scenario, it is developing additional contingency programs that could potentially offset any negative impact.

     FACILITY SYSTEMS

     Systems such as heating, sprinklers, elevators, test equipment and security systems at the Company's facilities may also be affected by the Year 2000 Problem. The Company has contacted the facility owners seeking assurances of Year 2000 compliance.

The Company has incurred $0.6 million of expenses during the nine-month period ended December 31, 1998 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $2.0 million to $3.5 million. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

------------------------------------------------------------------------------

PART I                                                                  ITEM 2
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

THE EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. The euro now trades on currency exchanges and is available for non-cash transactions.

As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, are exercised by the new European Central Bank.

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

-------------------------------------------------------------------------------

PART II                                                       OTHER INFORMATION
-------------------------------------------------------------------------------

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

         Exhibits:

              27    Financial Data Schedule - December 31, 1998

         Reports on Form 8-K:

              None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LEINER HEALTH PRODUCTS INC.



                                    By:    /s/ WILLIAM B. TOWNE
                                        ----------------------------------
                                        William B. Towne
                                        Executive Vice President, Chief
                                        Financial Officer and Director

Date:    February 12, 1999





-------------------------------------------------------------------------------
                                       -17-