Form 10-K405
period 1999-03-31
LEINER HEALTH PRODUCTS INC
filed 1999-06-29
CIK 1043055

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of June 17, 1999, there were 1,000 shares of the registrant's Common Stock, par value $0.01, outstanding, none of which were held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          LEINER HEALTH PRODUCTS INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.
Item 1.      Business......................................................................................           1
Item 2.      Properties....................................................................................          14
Item 3.      Legal Proceedings and Product Liability.......................................................          15
Item 4.      Submission of Matters to a Vote of Security Holders...........................................          16

PART II.
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.........................          17
Item 6.      Selected Financial Data.......................................................................          17
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          19
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk....................................          28
Item 8.      Financial Statements and Supplementary Data...................................................          29
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          29

PART III.
Item 10.     Directors and Executive Officers..............................................................          30
Item 11.     Executive Compensation........................................................................          32
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          35
Item 13.     Certain Relationships and Related Transactions................................................          36

PART IV.
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          38

    The data contained in this Form 10-K with respect to the Company's relative market share and competitive position are based on retail sales, and are approximations based on Company estimates and industry sources, including Information Resources, Inc. ("IRI Infoscan"), Multi-Sponsor Survey, Inc. ("Gallup"), and Marketing and Management Information, Inc. ("MMI Data"). The Company believes that such data are inherently imprecise, but are generally indicative of its relative market share and competitive position. Market share data are for the food, drug and mass merchandisers' sector of the vitamin industry ("Mass Market") in the U.S. only and do not include Canadian market share information for Vita Health Products Inc.

                                     PART I
                                     ITEM 1
                                    BUSINESS

GENERAL

    Leiner Health Products Inc. ("Leiner" or the "Company") is one of the nation's leading manufacturers of vitamins, minerals, and nutritional supplements and distributes its products primarily through Mass Market retailers. The Company has approximately a 20% share of all Mass Market vitamin sales in the United States, and an over 50% share of the Mass Market private label segment. Leiner's U.S. vitamin sales have grown at a compound annual rate of more than 21% per year over the last seven years, over one and a quarter times the industry growth rate in the U.S. Leiner is also one of the nation's largest private label over-the-counter ("OTC") pharmaceuticals manufacturers, with approximately 15% of its sales in OTC pharmaceutical and other products.

    The Company is the ultimate successor to the vitamin product division of P. Leiner & Sons, America, Inc. The division, founded in 1973, was purchased in 1979 by management and Booker plc through Leiner, then named P. Leiner Nutritional Products Corp. (the "Predecessor Company"). On May 4, 1992, Leiner Health Products Group Inc. ("Leiner Group") acquired Leiner (the "LHP Acquisition") for a total purchase price of approximately $90.9 million. On May 22, 1992 Leiner Group acquired privately held XCEL Laboratories, Inc., a major U.S. private label OTC pharmaceuticals manufacturer for a total purchase price of approximately $24.7 million. On March 8, 1993, XCEL Laboratories, Inc. was merged into Leiner. Leiner subsequently changed its name to Leiner Health Products Inc. Leiner Group was incorporated under the laws of the State of Delaware in 1987 by AEA Investors Inc. and did not have any significant assets, liabilities or activities prior to the Leiner Acquisition. Leiner Group is a holding company with no significant operations or assets other than the stock of Leiner, which it holds through its sole direct subsidiary, PLI Holdings Inc., itself a holding company ("PLI Holdings"). Leiner Group was recapitalized effective June 30, 1997. See "Recapitalization."

    In January 1997, the Company acquired Vita Health Company (1985) Ltd., one of the leading manufacturers of private label and branded vitamins, minerals and OTC pharmaceuticals in Canada, for a total purchase price of approximately $16.0 million, including $1.1 million of direct acquisition costs. Vita Health Company
(1985) Ltd. changed its name in 1998 to Vita Health Products Inc. ("Vita Health"). Vita Health is currently a wholly-owned indirect subsidiary of Leiner. Vita Health is headquartered in Winnipeg, Manitoba, Canada. This location serves as Vita Health's headquarters, manufacturing, tableting, packaging and distribution location.

    The Company sells a full line of vitamin products, including more than 500 products in more than 10,000 stock keeping units ("SKUs"). The Company's products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. The Company's vitamin products include national brand equivalents which compare to the dietary ingredients contained in CENTRUM-REGISTERED TRADEMARK-, ONE-A-DAY-REGISTERED TRADEMARK- and GINSANA-REGISTERED TRADEMARK-, natural vitamin products such as vitamins C and E and folic acid, minerals such as calcium and herbal products such as St. John's wort, echinacea and ginkgo biloba. The Company's vitamin products are sold under its customers' store names ("private label products"), as well as under its own YOUR LIFE-REGISTERED TRADEMARK- brand. The Company estimates that private label vitamin products account for approximately 34% of total vitamin product sales by Mass Market retailers in the United States and accounted for approximately 64% of Leiner's total fiscal 1999 sales (excluding sales by Vita Health). The Company also markets over 100 different OTC pharmaceutical products in approximately 2,000 SKUs, including products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories.

    The Company's vitamin products are sold in all 50 states through more than 50,000 retail outlets, including drug store, supermarket, mass merchandising, and warehouse club chains, as well as in convenience stores and through United States military outlets worldwide. Leiner is the vitamin category manager for many leading retailers. The Company's vitamin product customers include the ten largest drug store chains in the country (including Walgreen Company, American Drug Stores, Eckerd Corporation, CVS Corp. and Rite Aid Corporation), 8 of the 10 largest supermarket chains (including Safeway, Winn-Dixie Stores, Albertson's Inc., A&P and Lucky Stores), 7 of the 10 largest mass merchandising chains (including Wal-Mart, Target and Kmart), and the two largest warehouse club chains (Sam's Club and Costco). The Company is also expanding into channels outside of its core market of food, drug and mass merchandisers. These new channels include television retailing, e-commerce and contract manufacturing.

    Vita Health is currently the second largest Mass Market industry participant in Canada in terms of both private label sales and total sales. Vita Health has built strong relationships with Canada's largest Mass Market retailers, a Mass Market customer base that matches well with Leiner's customer base. Vita Health also has a strong position in the health food channel in Canada, a distribution channel Leiner has recently entered in the United States. Vita Health sells to approximately 500 Mass Market retail accounts across Canada.

    The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal year" refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 1999 are references to the Company's fiscal year ended March 31, 1999).

RECAPITALIZATION

    On June 30, 1997, Leiner Group completed a leveraged recapitalization transaction (the "Recapitalization"). The Recapitalization was effected pursuant to a Stock Purchase Agreement and Plan of Merger, dated as of May 31, 1997 (the "Recapitalization Agreement") among Leiner Group, North Castle Partners I, L.L.C. ("North Castle"), and LHP Acquisition Corp., a wholly-owned subsidiary of North Castle (the "Merger Entity"). North Castle, a Delaware limited liability company, is an investment fund formed by Mr. Charles F. Baird, Jr., to effect the Recapitalization. Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211.1 million, issued $80.4 million of new shares of the recapitalized Leiner Group to North Castle, issued $85 million of Senior Subordinated Notes (the "Notes"), and established a $210 million senior secured credit facility that provided for both term and revolving credit borrowings. Immediately upon consummation of the Recapitalization, the obligations of Leiner Group under the Notes and the $210 million senior credit facility were assigned to and assumed by the Company. The Recapitalization was accounted for as a recapitalization of Leiner Group which had no impact on the historical basis of assets and liabilities as reflected in the Company's consolidated financial statements.

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

SEASONALITY

    Leiner's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. A significant portion of the Company's sales and a more significant portion of the Company's operating income, therefore, occurs in the second half of the fiscal year as shown below (in millions):

                                                             NET SALES   OPERATING INCOME (LOSS)
                                                            -----------  -----------------------
Fiscal 1999
First quarter.............................................   $   122.3          $     6.0
Second quarter............................................       149.4                7.8
Third quarter.............................................       162.2               13.2
Fourth quarter............................................       193.0               20.2
                                                            -----------            ------
                                                             $   626.9          $    47.2
                                                            -----------            ------
                                                            -----------            ------

Fiscal 1998...............................................
First quarter.............................................   $    94.1          $   (28.2)
Second quarter............................................       112.2                5.3
Third quarter.............................................       132.5               11.5
Fourth quarter............................................       163.3               15.8
                                                            -----------            ------
                                                             $   502.1          $     4.4(1)
                                                            -----------            ------
                                                            -----------            ------

Fiscal 1997
First quarter.............................................   $    70.6          $     2.4
Second quarter............................................        85.6                1.1
Third quarter.............................................       104.3                9.3
Fourth quarter............................................       132.3               13.9
                                                            -----------            ------
                                                             $   392.8          $    26.7(2)
                                                            -----------            ------
                                                            -----------            ------

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

(2) Includes expenses incurred in connection with the closure of the OTC liquid pharmaceuticals manufacturing facility, a management reorganization, non-cash compensation expense and the preparation of a registration statement in connection with a withdrawn initial public offering. See Note 5 of Notes to Consolidated Financial Statements.

PRODUCTS

    The following table sets forth the sales of the Company's vitamin, OTC pharmaceutical and other product lines for the periods indicated (in millions):

                                                                    FISCAL YEARS ENDED MARCH 31,
                                                                   -------------------------------
                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
Vitamin products.................................................  $   530.1  $   424.7  $   321.7
OTC pharmaceuticals..............................................       65.6       61.1       61.3
Other products...................................................       31.2       16.3        9.8
                                                                   ---------  ---------  ---------
    Total........................................................  $   626.9  $   502.1  $   392.8
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    VITAMIN PRODUCTS. The Company sells a full line of vitamin products, including more than 500 products in more than 10,000 SKUs. The Company's products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. The Company's vitamin products include national brand equivalents which compare to the dietary ingredients contained in CENTRUM-REGISTERED TRADEMARK-, ONE-A-DAY-REGISTERED TRADEMARK- and GINSANA-REGISTERED TRADEMARK-, natural vitamin products such as vitamins C and E and folic acid, minerals such as calcium and herbal products such as St. John's wort, echinacea and ginkgo biloba. In addition, Leiner's YOUR
LIFE-REGISTERED TRADEMARK- brand is one of the nation's largest broadline vitamin product brands. Sales of vitamins C and E, in the aggregate, accounted for approximately 31% of the Company's sales in fiscal 1999 (excluding sales by Vita Health).

    Vita Health produces approximately 350 different types of vitamins and minerals. However, the majority of Vita Health's sales in this segment are concentrated in a few core product categories. The top 5 product categories, which comprise over one-half of Vita Health's vitamin sales, are vitamin C products, vitamin E products, multivitamins, herbal products and glucosamine. Vita Health has extensive experience and expertise with herbal products which is the fastest growing segment of the United States vitamin market.

    OTC PHARMACEUTICALS. The Company markets over 100 different OTC pharmaceutical products in approximately 2,000 SKUs, including products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories. The Company sells its OTC pharmaceuticals under its customers' private labels as well as its own broadline brand, PHARMACIST FORMULA-REGISTERED TRADEMARK-, first introduced in 1989.

    Vita Health's OTC pharmaceutical sales are primarily analgesic products and cough and cold products. In Canada, there are two primary classes of analgesic products, those with codeine and those without. Vita Health produces both types of products.

    SERVICES; OTHER PRODUCTS. The Company performs contract manufacturing services on a limited basis for selected consumer products companies. In order to leverage further its existing distribution system and marketing expertise, the Company markets certain niche products. For example, the Company developed and markets the BODYCOLOGY-REGISTERED TRADEMARK- line of hair, skin and bath care products. Additionally in fiscal 1999, the Company offered drug repackaging services to major prescription pharmaceutical wholesalers and a major drug store chain.

CUSTOMERS

    The Company's vitamin products are sold in all 50 states through more than 50,000 retail outlets, including drug store, supermarket, mass merchandising, and warehouse club chains, as well as in convenience stores and through the United States military outlets worldwide. Leiner is the vitamin category manager for many leading retailers. The Company's vitamin product customers include the ten largest drug store chains (including Walgreen Company, American Drug Stores, Eckerd Corporation, CVS Corp. and Rite Aid Corporation), 8 of the 10 largest supermarket chains (including Safeway, Winn-Dixie Stores,

Albertson's Inc., A&P and Lucky Stores), 7 of the 10 largest mass merchandising chains (including Wal-Mart, Target and Kmart) and the two largest warehouse club chains (Sam's Club and Costco). The Company has over 170 active U.S. customers. In fiscal 1999, Wal-Mart Stores, Inc. and Costco accounted for approximately 30% and 11%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 1999. The Company's top ten customers in the aggregate accounted for approximately 70% of the Company's sales for fiscal 1999.

BACKLOG ORDERS

    The Company had approximately $16.1 million in backlog orders, believed to be firm, as of March 31, 1999. Substantially all of these orders are expected to be shipped in fiscal 2000. The Company had $19.1 million in backlog orders, believed to be firm, as of March 31, 1998.

PURCHASED MATERIALS

    The Company purchases from third party suppliers raw materials and certain products that the Company does not manufacture. Although the Company currently has supply arrangements with several suppliers of these ingredients and products, and the Company's purchased materials are generally available from numerous sources, an unexpected interruption of supply could materially adversely affect the Company's results of operations. Two suppliers provided approximately 25% of the materials purchased during fiscal 1999 by the Company. No other single supplier accounts for more than 10% of the Company's material purchases.

COMPETITION

    The markets for the Company's products are highly competitive. The Company competes on the basis of customer service, product quality, pricing and marketing support. In the Mass Market vitamin product business, the Company believes that its major U.S. competitors are Rexall Sundown, Inc. and NBTY, Inc. (manufacturer of Nature's Bounty vitamin products). In the OTC pharmaceuticals business, the Company believes its major U.S. competitor is Perrigo Company.

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

    The Company competes with other major private label and broadline brand manufacturers, certain of which are larger and have access to greater resources than the Company. Among other factors, competition among private label manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's results of operations or market position could be adversely affected. However, the Company believes that it competes favorably with other companies because of its (i) low manufacturing costs, (ii) sales and marketing strategies, (iii) customer service (including adaptability to customer needs and speed of delivery) and (iv) reputation of supplying quality products.

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

EMPLOYEES

    As of March 31, 1999, the Company had approximately 2,111 full-time employees. Approximately 755 employees were engaged in executive or administrative capacities and approximately 1,356 employees were engaged in manufacturing, packaging or distribution. In addition, as of March 31, 1999, the Company employed approximately 683 temporary employees. The large number of temporary employees gives the Company significant flexibility to adjust staffing levels in response to seasonal fluctuations in demand. Certain of the Vita Health employees are represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

GOVERNMENT REGULATION

    The manufacturing, processing, formulation, packaging, labeling, advertising and sale of the Company's products are subject to regulation by one or more United States and Canadian federal agencies, including the United States Food and Drug Administration ("FDA"), the United States Federal Trade Commission ("FTC"), the United States Consumer Product Safety ("CPSC") and Health Canada. The activities are also regulated by various agencies of the states, provinces and localities in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by voluntary standard organizations, such as the United States Pharmacopoeia Convention, Inc. ("USP").

    FDA. The United States Food and Drug Administration exercises authority over three aspects of the Company's business: (i) the labeling and marketing of dietary supplements, (ii) the labeling and marketing of OTC pharmaceuticals, and
(iii) the operation of its manufacturing and packaging facilities.

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

    DSHEA provides for specific nutritional labeling requirements for dietary supplements. The final FDA labeling regulations were effective March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, including describing the positive effects on general well-being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, DSHEA authorizes the FDA to promulgate current good manufacturing practices specific to the manufacture of dietary supplements, to be modeled after current good manufacturing practices for food. The Company currently manufactures its dietary supplement products pursuant to the more detailed OTC pharmaceutical "Current Good Manufacturing Practices for Finished Pharmaceuticals" ("cGMP").

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

    In the future, the Company may desire to market as over-the-counter products previously "prescription only" pharmaceuticals ("Rx-to-OTC switch products"), which require FDA approval before the products can be marketed. The marketing of such products by the Company will require that the Company obtain FDA approvals or arrange to obtain such products from manufacturers that have obtained FDA approval. In addition, the Drug Price Competition & Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic
Act) gives a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx-to-OTC switch product. Unless Leiner establishes relationships with such companies having exclusive marketing rights, the Company's ability to market Rx-to-OTC switch products and offer its customers products comparable to national brand products would be delayed until the expiration of the exclusivity granted to the company initiating such a switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company would obtain such approvals to market Rx-to-OTC switch products or, alternatively, that the Company would be able to obtain such products from other manufacturers.

    The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the Drug Enforcement Administration (DEA) to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine. While certain of the Company's OTC pharmaceutical products contain pseudoephedrine, none of the Company's products contain ephedrine, a chemical compound that is distinct from pseudoephedrine. Pseudoephedrine is a common ingredient in decongestant products manufactured by the Company and other pharmaceutical companies.

    MANUFACTURING AND PACKAGING. All facilities where foods (including dietary supplements) and pharmaceuticals are manufactured, packed, warehoused, or sold must comply with the FDA manufacturing standards applicable to that type of product. All of the Company's products are manufactured, packaged and distributed according to the cGMP. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall. The Company believes that its facilities are in compliance in all material respects with the cGMPs and other applicable requirements for each facility.

    CPSC. The United States Consumer Product Safety Commission has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals, that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have such closures, and has adopted rules on the testing of such closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

    FTC. The United States Federal Trade Commission exercises primary jurisdiction over the advertising and other promotional practices of food and OTC pharmaceuticals marketers, and has concurrent jurisdiction with the FDA over the advertising and promotional practices of marketers of dietary supplements. The FTC has historically applied a different standard to health-related claims than the FDA; the FTC has applied a "substantiation standard," which is less restrictive than the standard under the Nutritional Labeling Education Act ("NLEA"). The FTC NLEA enforcement policy uses FDA regulations as a baseline (and safe harbor) and permits (i) nutrient content descriptions that are reasonable synonyms of FDA-permitted terms, and
(ii) qualified health claims not approved by FDA where adequate substantiation exists for the qualified or limited claims.

    STATE REGULATION. All states regulate foods and drugs under local laws that parallel federal statutes. Because the NLEA gave the states the authority to enforce many labeling prohibitions of the Federal Food, Drug, and Cosmetic Act after notification to the FDA, the Company and other dietary supplement manufacturers may be subject to increasing state scrutiny for NLEA compliance, as well as increasing FDA review. The Company is also subject to California Proposition 65 and state consumer health and safety regulations which could have a potential impact on the Company's business if any of the Company's products were ever found not in compliance. The Company is not engaged in any enforcement or other regulatory actions and is not aware of any products which are not in compliance with California Proposition 65 and other similar state regulations.

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

    The USP began adopting standards for vitamin and mineral dietary supplements in 1994. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. These standards are codified in the USP Monographs and the USP Manufacturing Practices. In 1995, USP compliance included the standards for disintegration and dissolution. While USP standards for vitamins are voluntary, and not incorporated into federal law, customers of the Company may demand that products they are supplied meet these standards. Label claims of compliance with the USP may expose a company to FDA scrutiny for such claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company's vitamin products (excluding certain nutritional supplements products for which no USP standards have been adopted) are formulated to comply with existing USP standards and are so labeled.

    CANADIAN REGULATION. In Canada, the Company's products are subject to federal and provincial law, particularly federal drug legislation. Government regulation under the Food and Drug Act and the regulations thereunder (the "Canadian Act") require regulatory approvals of such products through a drug identification number ("DIN") by Health Canada-Health Protection Branch (the "HPB"). All substances sold for ingestion by humans are regulated either as a food or drug under the Canadian Act. In addition, certain of the Company's products are subject to government regulation under the Canadian Controlled Drugs and Substances Act and the regulations thereunder ("CDSA"). The Canadian Act and the CDSA are enforced by the HPB.

    The Canadian Act governs the processing, formulation, packaging, labeling, advertising and sale of the Company's products and regulates what may be represented to the public on labels and in promotional material, in respect of the properties of the various products. The Canadian Act also provides that any drugs sold in Canada must have a label affixed thereto which shows certain information such as its proper scientific or common name, the name and address of the manufacturer, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, no person may sell a drug unless it has been assigned a DIN. DINs are obtained through an application to the HPB. Regulations under the Canadian Act require all manufacturers to pay annual fees for their DINs. HPB approval for the sale of the Company's products may be subject to significant delays despite the Company's best efforts.

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

    The Company's herbal products which are being marketed with drug claims or which contain drug substances require regulatory approval in the form of a DIN issued by Health Canada. Approvals are based on traditional references and are approved as Traditional Herbal Medicines. In addition, the Canadian government has established a panel to review the regulatory framework for natural products. If the Canadian government implements new or amended requirements for natural products it may result in additional costs to the Company for the requisite regulatory approval, delay the entry of some products onto the market or adversely affect sales of herbal products.

INTELLECTUAL PROPERTY

    The Company regards its trademarks and other proprietary rights as valuable assets and believes they are important in the marketing of the Company's products. Among the Company's most significant trademarks are YOUR LIFE-REGISTERED TRADEMARK-, PHARMACIST FORMULA-REGISTERED TRADEMARK-, DAILY PAK-REGISTERED TRADEMARK-, CENTRAL-VITE-REGISTERED TRADEMARK- and BODYCOLOGY-REGISTERED TRADEMARK-. The Company has registered its marks in the United States and approximately forty six foreign countries. Leiner now owns 127 trademark registrations in the United States and 170 registrations abroad, as well as 95 pending applications for registration of trademarks in the United States and 58 pending applications in other countries. The Company intends to maintain the foreign and domestic registrations of its trademarks so long as they remain valuable to its business. The Company vigorously polices its marks and protects them from infringement.

    The Company does not currently have any patents on its proprietary processes. The Company believes that it can better protect its trade secrets by maintaining the confidentiality of the relevant information.

ENVIRONMENTAL MATTERS

    The Company is subject to various United States and Canadian federal, state, provincial and local environmental laws and regulations. The costs of complying with such laws and regulations have not had, and are not expected to have, a material adverse effect on the business of the Company.

RISK FACTORS

    SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS. As a result of the Recapitalization, the Company is highly leveraged. The Amended Credit Agreement (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources.) and the indenture governing the Notes will permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations. The Company will be required to repay the $142.3 million in term loans outstanding as of March 31, 1999 under the Amended Credit Agreement by December 30, 2005, with scheduled principal payments of $1.4 million annually for fiscal 2000 through 2003, $36.6 million for fiscal 2004, $68.7 million for fiscal 2005, and $31.4 million in fiscal 2006. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003. The Company expects that its working capital needs will require it to obtain replacement revolving credit facilities at that time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Arrangements."

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

    If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital, or to refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for the payment of principal of, and premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In addition, because the Company's obligations under the Amended Credit Agreement will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations. The Company entered into an interest protection arrangement effective July 30, 1997 for a period of three years with respect to $29.5 million of its indebtedness under the Amended Credit Agreement that provides a fixed rate of 6.17% on the interest rates payable thereon. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Financing Arrangements."

    SUBORDINATION OF NOTES. The Notes are unsecured, senior subordinated obligations of Leiner, and as such, are subordinated in right of payment to all existing and future senior debt of Leiner, including indebtedness of Leiner under the Amended Credit Agreement and Leiner's guarantee of indebtedness of Vita Health under the Amended Credit Agreement. The Notes rank PARI PASSU with all senior subordinated indebtedness of Leiner, if any, and rank senior to all subordinated indebtedness of Leiner, if any. The Notes are also effectively subordinated to all secured indebtedness of Leiner to the extent of the value of the assets securing such indebtedness, and to all existing and future obligations and liabilities of Leiner's subsidiaries. The obligations of Leiner under the Amended Credit Agreement are secured by substantially all of the assets of Leiner and any future U.S. subsidiary of Leiner and a pledge of the capital stock of Leiner and any such subsidiary and 65% of the capital stock of any direct foreign subsidiary of Leiner. The obligations of Vita Health under the Amended Credit Agreement are additionally secured by substantially all of the assets of Vita Health and its Canadian parents and subsidiaries.

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

    RESTRICTIVE FINANCING COVENANTS. The Amended Credit Agreement contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios, and certain of these ratios and tests may be more restrictive in future years. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Amended Credit Agreement that would permit the lenders thereunder to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and terminate their commitments to make further extensions of credit thereunder, and the Company could be prohibited from making any payments on the Notes. In addition, the indenture governing the Notes contains a number of restrictive covenants relating to the Company. These covenants, however, are subject to a number of exceptions and limitations, and may not afford holders of the Notes with protection in the event of a highly-leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect holders of the Notes.

    CHANGE OF CONTROL. Upon the occurrence of a Change of Control (as defined in the indenture governing the Notes), the Company will be required to make an offer to purchase all of the outstanding Notes at a price equal to 101% of the principal amount thereof at the date of purchase plus accrued and unpaid interest, if any, to the date of purchase. The occurrence of certain of the events that would constitute a Change of Control under the indenture governing the Notes would constitute a default under the Amended Credit Agreement and might constitute a default under other indebtedness of the Company. In addition, the Amended Credit Agreement prohibits the purchase of the Notes in the event of a Change of Control, unless and until such time as the indebtedness under the Amended Credit Agreement is repaid in full. The Company's failure to purchase the Notes in such instance would result in a default under each of the indenture governing the Notes and the Amended Credit Agreement. The inability to repay the indebtedness under the Amended Credit Agreement, if accelerated, could have material adverse consequences to the Company and to the holders of the Notes. Future indebtedness of the Company may also contain prohibitions of certain events or transactions that could constitute a Change of Control or require such indebtedness to be repurchased upon a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Amended Credit Agreement and the Notes.

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

    EFFECT OF RESEARCH AND PUBLICITY ON VITAMIN PRODUCT BUSINESS. The Company believes the growth experienced in the last several years by the vitamin product business is based largely on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamin products. Various studies published since 1992 by researchers at major universities have suggested an association between regular consumption of antioxidant supplements such as vitamins E and C and a reduced risk of certain diseases, including heart disease, cancer and Alzheimer's disease. In addition, certain other studies have reported that consumption of folic acid (a B vitamin) can aid prevention of heart disease and neural tube birth defects. Such research has been described in major medical journals, magazines, newspapers and television programs. However, some recent studies relating to certain antioxidants have produced results contrary to the favorable indications of other prior and subsequent studies. The scientific research to date with respect to antioxidants and certain other of the Company's products is not conclusive, and there can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company's sales of vitamin products could be materially adversely affected.

    POTENTIAL FOR INCREASED GOVERNMENT REGULATION. The manufacturing, processing, formulation, packaging, labeling, advertising and sale of the Company's products are subject to regulation by one or more United States and Canadian federal agencies, including FDA, the FTC, CPSC and Health Canada. The Company's activities are also regulated by various agencies of the states, provinces, localities and countries in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by voluntary standard organizations, such as the USP. See "Government Regulations."

    RELIANCE ON CERTAIN CUSTOMERS AND CERTAIN PRODUCTS. The Company has over 170 active U.S. customers. In fiscal 1999, Wal-Mart Stores, Inc. and Costco accounted for approximately 30% and 11%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 1999. The Company's top ten customers in the aggregate accounted for approximately 70% of the Company's sales for fiscal 1999. Sales of vitamins C and E, in the aggregate, accounted for approximately 31% of the Company's sales in fiscal 1999 (excluding sales by Vita Health). If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company's results of operations could be materially adversely affected.

    DISRUPTION OF OPERATIONS. Beginning in fiscal 1998, the Company implemented a major facilities consolidation, capacity expansion and equipment modernization program with respect to its eastern U.S. facilities and plans to consolidate its three existing eastern U.S. packaging and distribution facilities into a new facility in York County, South Carolina, an area just south of Charlotte, North Carolina. While the Company believes that this program will reduce the Company's manufacturing and distribution costs, there can be no assurance that the expected cost reductions will be realized or that this program will result in improved profit margins. A significant, unexpected disruption during the expansion of this program to the Company's eastern U.S. facilities could have a material adverse effect on the Company's results of operations.

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

    RELIANCE ON CERTAIN SUPPLIERS; AVAILABILITY AND COST OF PURCHASED
MATERIALS. The Company purchases from third party suppliers raw materials and certain products that the Company does not manufacture. Although the Company currently has supply arrangements with several suppliers of these ingredients and products, and the Company's purchased materials are generally available from numerous sources, an unexpected interruption of supply could materially adversely affect the Company's results of operations. See "Purchased Materials."

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

    EXPOSURE TO PRODUCT LIABILITY CLAIMS. The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of $81 million of insurance coverage, including primary product liability and excess liability coverage with deductibles of $0.25 million per claim, subject to an annual aggregate deductible limit of $1 million. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that the Company's insurance will be adequate to cover liability the Company incurs in respect to product liability claims. See also "Item 3. Legal Proceedings and Product Liability."

    RELIANCE ON KEY MANAGEMENT. The operation of the Company requires managerial and operational expertise. Leiner does not have employment contracts with any of its executive officers. Leiner has entered into severance benefit agreements with certain members of Leiner senior management. See "Item 11. Executive Compensation--Severance Arrangements." If, for any reason, key personnel do not continue to be active in Leiner management, operations could be adversely affected.

    ACQUISITION RELATED RISKS. Part of the Company's business strategy has been and will continue to be to acquire other businesses that will complement its existing business. Management is unable to predict whether or when any prospective acquisition candidates will become available or the likelihood of a material transaction being completed should any negotiations commence. The Company's ability to finance acquisitions may be constrained by, among other things, its high degree of leverage. The Amended Credit Facility and the indenture which governs the Notes may significantly limit the Company's ability to make acquisitions and to incur indebtedness in connection with acquisitions. In addition, acquisitions that the Company may make or in which the Company may enter will involve risks, including the successful integration and management of acquired technology, operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from ongoing business concerns. There can be no assurance that any acquisitions will be made, that the Company will be able to obtain additional financing needed to finance such transactions and, if any acquisitions are made, that they will be successful.

    RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. The Company's continued growth is dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things, (i) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, particularly in light of the Company's substantial interest payment obligations, which must be paid in United States and Canadian dollars, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and
(iv) economic and political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase.

    LITIGATION INVOLVING PRODUCTS CONTAINING L-TRYPTOPHAN. The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. See "Item 3. Legal Proceedings and Product Liability."

                                     ITEM 2
                                   PROPERTIES

    The following table sets forth the location, type of facility, square footage and ownership interest in each of the Company's principal facilities. The Company also leases certain additional office space throughout the United States.

                                                                                                         DATE OF
                                                                              APPROX.      LEASED         LEASE
LOCATION                                        TYPE OF FACILITY            SQUARE FEET   OR OWNED     EXPIRATION
------------------------------------  ------------------------------------  -----------  -----------  -------------
                                      Packaging, distribution and
                                      corporate offices                        471,500       Leased         3/31/04(1)
Carson, CA..........................
                                      Distribution and offices                  80,343       Leased         3/31/04
Carson, CA..........................
                                      Auxiliary warehouse                       85,957       Leased         9/30/99
Carson, CA..........................
                                      Manufacturing, packaging and
                                      distribution                             558,900       Leased          6/1/13
Fort Mill, SC.......................
                                      Manufacturing                            138,500       Leased         9/30/02
Garden Grove, CA....................
                                      Manufacturing                              6,960       Leased         5/31/01
Garden Grove, CA....................
                                      Manufacturing                             51,250        Owned        --
Kalamazoo, MI.......................
                                      Auxiliary warehouse                       14,040       Leased      Mo.-to-mo.
Kalamazoo, MI.......................
                                      Packaging and distribution                95,500        Owned        --
Madison, WI(2)......................
                                      Packaging and distribution                10,300        Owned        --
Sherburne, NY.......................
                                      Auxiliary warehouse                       13,600       Leased      Mo.-to-mo.
Sherburne, NY.......................
                                      Manufacturing, packaging,
                                      distribution                             100,000        Owned        --
Winnipeg, Canada....................
                                      Not in use; held for sale                379,000        Owned        --
Chicago, IL.........................

------------------------

(1) The Company has the option to extend by 10 years.

(2) In April 1999, the Company announced the closure of its Madison, Wisconsin facility by July 1999. The Company is currently in negotiations to sell the property in July 1999.

    The Company believes that its facilities and equipment generally are well maintained and in good operating condition.

    Leiner's active manufacturing and distribution facilities consist of approximately 1.4 million square feet of owned or leased plant and office facilities in seven locations and five states and Canada. The Company is one of the largest manufacturers in the North American vitamin products industry and is capable of packaging over 18 billion doses each year. In April 1995, Leiner was the first major vitamin product manufacturer to be certified as being in compliance with USP's vitamin manufacturing standards, which became effective in January 1995. The Company's U.S. facilities were audited by an independent quality assurance laboratory and received the laboratory's highest categorical rating. All of the Company's U.S. manufacturing facilities also have been audited by the FDA and have been found to be in compliance with the FDA's cGMP.

    Leiner has two U.S. manufacturing facilities, which are located in Garden Grove, California and Kalamazoo, Michigan. The primary manufacturing facility for the Company's vitamin products is its 138,500 square foot Garden Grove plant. The primary manufacturing facility for the Company's OTC pharmaceuticals is the Company's 51,250 square foot Kalamazoo plant. In the event of a catastrophic casualty to one of the Company's primary vitamin or OTC tableting facilities, the Company has the ability to shift production to other facilities. The Company operates 47 tableting machines in its Garden Grove, California facility and 23 tableting machines in its Kalamazoo, Michigan facility. In fiscal 1999, the Company operated four packaging and distribution facilities in the U.S., which are located in Carson, California; Fort Mill, South Carolina; Madison, Wisconsin; and Sherburne, New York. These facilities are equipped with a total of 35 packaging lines, and, as with tableting, products can be shifted between facilities in the event such a need arises. During fiscal 1999, the Company operated at 80% capacity. In April 1999, the Company announced the closure of its Madison, Wisconsin facility by July 1999.

    In fiscal 1999, the Company established a new 558,900 square foot regional manufacturing and distribution center in Fort Mill, South Carolina. The center serves the Company's retail customers throughout the eastern United States and will employ approximately 700 employees when it becomes fully operational. The majority of these employees will be recruited from the local labor force with a smaller percentage relocating from the Company's other facilities. The Company completed construction of the building shell and packaging and distribution spaces in June of 1998, and packaging and distribution are now fully operational. The interior tableting and laboratory improvements to the facility were completed in March 1999, and they commenced operations in April 1999.

    Vita Health currently tablets, bottles and packages its products in a modern, 100,000 square foot facility in Manitoba. The facility contains 80,000 square feet of manufacturing and distribution space and 20,000 square feet of office space.

                                     ITEM 3
                    LEGAL PROCEEDINGS AND PRODUCT LIABILITY

    The Company is currently engaged in various legal actions and governmental proceedings. Although ultimate liability cannot be determined at the present time, the Company is currently of the opinion that the amount of any such liability from these actions and proceedings, taking into consideration the Company's product liability coverage, will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of $81 million of insurance coverage, including primary product liability and excess liability coverage with deductibles of $0.25 million per claim, subject to an annual, aggregate deductible limit of $1 million.

    The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of April 29, 1999, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 671 lawsuits of which 669 have been settled. The Company's supplier of bulk L-Tryptophan has agreed to assume the defense of all claims (including any future claims that may be made) and pay all settlements and judgments, other than for certain punitive damages, against the Company arising out of the ingestion of these L-Tryptophan products. To date, such supplier has funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages have been awarded or paid in the 669 cases that have been settled. Of the remaining 2 cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the agreement with the Company's supplier, or, in the event that the supplier ceases to honor the agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the 2 currently pending claims not to exceed $0.5 million in aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

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

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II
                                     ITEM 5
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

    There is no trading market for the Company's Common Stock. All of the outstanding shares of the Company's Common Stock are held by PLI Holdings. The Company did not pay any dividends in fiscal 1999.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

    The following table presents selected historical financial data derived from the consolidated financial statements of the Company. This data should be read in conjunction with "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8, Financial Statements and Supplementary Data."

                                                                                      FISCAL YEARS ENDED MARCH 31,
                                                                         -------------------------------------------------------
                                                                           1999       1998       1997(1)      1996       1995
                                                                         ---------  ---------  -----------  ---------  ---------
                                                                                          (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales..............................................................  $   626.9  $   502.1   $   392.8   $   338.4  $   314.7
Cost of sales..........................................................      463.6      368.6       288.6       253.3      236.6
                                                                         ---------  ---------  -----------  ---------  ---------
Gross profit...........................................................      163.3      133.5       104.2        85.1       78.1
Operating expenses.....................................................      114.3       92.1        72.7        62.6       59.7
Amortization of goodwill...............................................        1.7        1.7         1.5         1.6        1.6
Closure of facilities and impairment of long-lived assets(2)(3)........        0.4        1.2         1.4         4.7         --
Expenses related to recapitalization of parent(4)......................         --       32.8          --          --         --
Management reorganization(5)...........................................         --         --         1.0          --         --
Other (income) charges(6)..............................................       (0.3)       1.3         0.9         0.5        0.5
                                                                         ---------  ---------  -----------  ---------  ---------
Operating income.......................................................       47.2        4.4        26.7        15.8       16.3
Other expenses.........................................................        0.2        0.1          --          --         --
Interest expense, net..................................................       28.7       19.5         8.3         9.9        9.0
                                                                         ---------  ---------  -----------  ---------  ---------
Income (loss) before income taxes and extraordinary item...............       18.3      (15.1)       18.4         5.9        7.3
Provision for income taxes before extraordinary item...................        8.0        1.2         8.0         4.7        3.5
                                                                         ---------  ---------  -----------  ---------  ---------
Income (loss) before extraordinary item................................       10.3      (16.3)       10.4         1.2        3.8
Extraordinary loss, net of taxes.......................................         --        1.1         2.8          --         --
                                                                         ---------  ---------  -----------  ---------  ---------
Net income (loss)......................................................  $    10.3  $   (17.4)  $     7.6   $     1.2  $     3.8
                                                                         ---------  ---------  -----------  ---------  ---------
                                                                         ---------  ---------  -----------  ---------  ---------
BALANCE SHEET DATA (END OF PERIOD):
Working capital........................................................  $   166.6  $   106.1   $    79.4   $    72.3  $    61.7
Total assets...........................................................      425.5      365.8       284.6       251.3      257.4
Total debt.............................................................      321.9      258.8       105.4       104.2      106.7
Minority interest in subsidiary........................................         --        1.0         4.7          --         --
Total common shareholder's equity (deficit)............................      (19.5)     (29.9)       80.2        72.7       71.5
OTHER DATA:
Gross margin...........................................................       26.0%      26.6%       26.5%       25.2%      24.8%
EBITDA(7)..............................................................  $    61.8  $    27.3   $    38.1   $    32.9  $    27.0
EBITDA margin(7).......................................................        9.9%       5.4%        9.7%        9.7%       8.6%
Depreciation and amortization(8).......................................  $    14.3  $    13.3   $    12.3   $    12.3  $    10.5
Capital expenditures...................................................       17.5       14.4         3.5         3.5       16.7
Cash flows from operating activities...................................      (38.3)     (18.4)       23.2        12.7       13.1
Cash flows from investing activities...................................      (21.7)     (18.9)       (8.5)       (8.7)     (21.9)
Cash flows from financing activities...................................       59.0       36.1       (13.8)       (2.6)       7.3
Ratio of total debt to EBITDA(7).......................................       5.2x       9.5x        2.8x        3.2x       4.0x
Ratio of EBITDA to interest expense(7)(9)..............................        2.3        1.5         4.7         3.4        3.1
Ratio of earnings to fixed charges(10).................................        1.6         --         2.9         1.5        1.7

------------------------------

(1) On January 30, 1997, the Company purchased Vita Health. The Vita Health acquisition was accounted for under the purchase method of accounting. Consequently, the results of operations of Vita Health were included in the consolidated financial results of the Company for two months ended March 31, 1997.

(2) During fiscal 1996, the Company decided to significantly reduce the size of its OTC liquid pharmaceuticals manufacturing business. Accordingly, the Company determined that certain long-lived assets with a carrying amount of $8.3 million were impaired and wrote them down by $4.7 million to their estimated fair value. During fiscal 1997, the Company closed the manufacturing facility and out-sourced the production to a third party. The costs incurred of $1.4 million included (i) the write-off of fixed assets of $0.8 million and (ii) closure costs including salaries in conjunction with the facility closing of $0.6 million. The expense did not include an additional charge to cost of sales of $0.5 million for the write-off of certain liquid OTC inventory which was no longer being manufactured by the Company.

(3) During fiscal 1998, the Company announced the closure of its West Unity, Ohio facility. Accordingly, the Company reserved $1.2 million for closure costs of which $0.7 million was related to severance costs and $0.5 million was related to other closure costs. During fiscal 1999, $0.4 million of additional costs related to the closure of the West Unity facility were expensed as incurred.

(4) Represents non-recurring charges relating to the Recapitalization, consisting of (x) a compensation charge incurred by the Company for the in-the-money value of existing stock options of $15.6 million which were (i) converted into an equivalent value of Equity Rights at the date of the Recapitalization, (ii) paid out in cash, or (iii) exercised for common stock (or a combination thereof), (y) $5.2 million in transaction bonuses which were paid to members of the Company's management subsequent to the Recapitalization, and (z) expenses aggregating $12.0 million incurred by Leiner Group in connection with its capital raising activities. These non-recurring charges contributed significantly to the Company's net loss of $17.4 million for fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal 1998 Compared to Fiscal 1997."

(5) During fiscal 1997, the Company reorganized the management team. Expenses of $1.0 million included severance expense for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development and included the hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

(6) Other income in fiscal 1999 includes a nonrecurring settlement arising from a dispute involving a service provider and a former employee. Other charges for the fiscal years 1995 through 1999 include management fees paid to related parties. Other charges also include, in fiscal 1995 through 1998, non-cash compensation expense arising from the granting of stock options. Additionally, in fiscal 1997, other charges include expenses incurred in connection with the withdrawn initial public offering of common stock.

(7) "EBITDA," as presented, represents earnings before interest expense, income taxes, depreciation and amortization and other non-cash charges, consisting of (i) the write off of deferred financing charges, net of income taxes, included as an extraordinary item in the statements of operations for fiscal 1997 and fiscal 1998, (ii) non-cash stock compensation charges, including those recorded in connection with the Recapitalization (see Note 4), (iii) expenses related to the impairment and closure of the OTC liquid pharmaceuticals manufacturing facility in fiscal 1996 and 1997 (see Note 2),
    (iv) expenses related to the closure of the West Unity, Ohio facility in fiscal 1998 and 1999 (see Note 3), and (v) other non-cash charges in fiscal 1997.

    EBITDA is calculated as follows (in thousands):

                                                            FISCAL YEARS ENDED MARCH 31,
                                                -----------------------------------------------------
                                                  1999      1998(A)     1997       1996       1995
                                                ---------  ---------  ---------  ---------  ---------
Net income (loss).............................  $  10,307  $ (17,417) $   7,638  $   1,166  $   3,813
Add back:
  Interest expense, net.......................     28,732     19,494      8,281      9,924      9,010
  Income taxes................................      8,034      1,196      8,028      4,686      3,524
  Depreciation and amortization(8)............     14,319     13,349     12,309     12,288     10,514
  Extraordinary item..........................         --      1,109        295         --         --
  Compensation related to stock options.......         --      8,300         99        132        132
  Closure of facilities and impairment of
    long-lived asset..........................        380      1,221      1,416      4,730         --
  Other non-cash charges......................         --         --         18         --         --
                                                ---------  ---------  ---------  ---------  ---------
  Subtotal....................................     51,465     44,669     30,446     31,760     23,180
                                                ---------  ---------  ---------  ---------  ---------
  EBITDA......................................  $  61,772  $  27,252  $  38,084  $  32,926  $  26,993
                                                ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------

------------------------

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

(8) Depreciation and amortization as presented does not include the amortization of deferred financing fees. In the statement of cash flows in the consolidated financial statements, the amortization of deferred financing fees is included in depreciation and amortization.

(9) For purposes of calculating the ratio of EBITDA to interest expense, interest expense excludes the amortization of deferred financing fees, which is included in interest expense in the statement of operations in the consolidated financial statements.

(10) In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing fees, whether capitalized or expensed, plus one-third of rental expense under operating leases (the portion that has been deemed by the Company to be representative of an interest factor). Earnings were inadequate to cover fixed charges by $15.1 million for the year ended March 31, 1998.

                                     ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company contained elsewhere in this report. The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal" year refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 1999 are references to the Company's fiscal year ended March 31, 1999).

GENERAL

    CURRENT TRENDS. The Company believes that overall trends in the vitamin industry are the most significant trends affecting the Company's financial performance. For the 52 week period ended March 28, 1999, vitamin sales for the U.S. Mass Market increased more than 16% versus the comparable period in the prior year. In the recent 13 week period ended March 28, 1999, however, market growth versus the prior year has slowed to under 6% versus the high growth periods in the prior year. For the 52 week period ended March 29, 1998, vitamin sales for the U.S. Mass Market had increased more than 24% over the prior 52 week period . According to industry sources, between 1992 and 1998, vitamin sales for the Mass Market increased at a compound annual rate of approximately 15% to $3.2 billion, as the percentage of American adults regularly using vitamins increased from 35% to 45%.

    Increasing vitamin usage among the general population is linked to three major factors. First, research expenditures devoted to the positive effects of vitamin products have increased dramatically. Such research has been described in major medical journals and reported in the popular media. Second, the national trend towards improved fitness, greater self-care and preventive medicine has increased the general population's focus on consumption of nutritional products. Finally, the more favorable regulatory environment resulting from the DSHEA has generated increased new product introductions and more effective point of sale communication of the health benefits of vitamins to consumers. However, as has been the case in the past, adverse scientific research or publicity concerning the health benefits of vitamin consumption could materially impact the growth of the vitamin market.

    Beginning in fiscal 1996 and continuing through fiscal 1999, the retail drug store industry experienced several major consolidations. The Company provides private label vitamin products to 6 of the 10 largest drug store chains in the United States and believes it has strong relationships with the leading drug store chains. Consequently, management believes the Company is well positioned to benefit from this consolidation trend due to (i) its strong relationships with the acquiring companies in the largest consolidations and (ii) the anticipated reduction in the number of vendors as the consolidated companies streamline their purchasing. A number of the Company's customers made significant acquisitions or were acquired during this period, with Albertson's Inc., acquiring American Stores and Safeway acquiring Dominick's Finer Foods Inc. The Company believes that the consolidation of major drug store chains has had a positive effect on its sales and that the increased purchasing scale of the consolidated retailers increases the relative importance of each of these customers to the Company's financial performance. However, there can be no assurance that in the future such consolidations will have no adverse impacts on the Company's sales and financial performance.

    RECAPITALIZATION ACCOUNTING; FINANCIAL STATEMENT PRESENTATION; PARENT COMPANY. The Recapitalization was accounted for as a recapitalization of Leiner Group, which had no impact on the historical basis of assets and liabilities as reflected in the consolidated financial statements of Leiner Group or the Company. The Recapitalization involved significant changes to the Company's capital structure, which resulted in higher reported interest expense. As a result, operating results for the periods subsequent to the Recapitalization date of June 30, 1997 are not comparable in all material respects to earlier periods. Other than with respect to redeemable preferred stock of Leiner Group, which was redeemed in connection with the Recapitalization, the consolidated financial statements of Leiner Group and Leiner for the periods discussed in the following paragraphs are not materially different.

RESULTS OF OPERATIONS

    The following table summarizes the Company's historical results of operations as a percentage of net sales for fiscal 1999, 1998 and 1997.

                                                                         PERCENTAGE OF NET SALES
                                                                       FOR THE FISCAL YEARS ENDED
                                                                                MARCH 31,
                                                                     -------------------------------
                                                                       1999       1998       1997
                                                                     ---------  ---------  ---------
Net sales..........................................................      100.0%     100.0%     100.0%
Cost of sales......................................................       74.0       73.4       73.5
                                                                     ---------  ---------  ---------
Gross profit.......................................................       26.0       26.6       26.5
Marketing, selling and distribution expenses.......................       12.2       12.5       13.1
General and administrative expenses................................        6.0        5.9        5.4
Amortization of goodwill...........................................        0.3        0.3        0.4
Closure of facilities and impairment of long-lived assets..........        0.1        0.2        0.3
Expenses related to recapitalization of parent.....................         --        6.5         --
Management reorganization..........................................         --         --        0.3
Other (income) charges.............................................       (0.1)       0.3        0.2
                                                                     ---------  ---------  ---------
Operating income...................................................        7.5        0.9        6.8
Other expenses.....................................................         --         --         --
Interest expense, net..............................................        4.6        3.9        2.1
                                                                     ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item...........        2.9       (3.0)       4.7
Provision for income taxes before extraordinary item...............        1.3        0.2          2
                                                                     ---------  ---------  ---------
Income (loss) before extraordinary item............................        1.6       (3.2)       2.6
Extraordinary loss, net of income taxes............................         --        0.2        0.7
                                                                     ---------  ---------  ---------
Net income (loss)..................................................        1.6%      (3.5)%       1.9%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

FISCAL 1999 COMPARED TO FISCAL 1998

    Net sales for fiscal 1999 increased by $124.8 million, or 24.9%, over fiscal 1998, from $502.1 million to $626.9 million. This increase was due primarily to sales growth in the U.S. vitamin market. Vitamin product sales increased by $105.3 million, or 24.8%, compared to the prior year. Management estimates that vitamin sales for the overall U.S. Mass Market grew by over 16% during the 52 week period ended March 28, 1999 compared to the comparable prior year period. Sales of OTC pharmaceuticals increased by $4.5 million, or 7.4%, compared to the prior year. This increase in sales was due primarily to the introduction of new digestive aid products.

    Gross profit margin for fiscal 1999 was 26.0% versus 26.6% in the year ago period. Gross profit increased $29.8 million, or 22.3%, from $133.5 million in fiscal 1998 to $163.3 million in fiscal 1999. The increase in gross profit is primarily attributed to the higher sales volume.

    Marketing, selling and distribution expenses together with general and administrative expenses (collectively, "Operating Expenses") increased $22.2 million, or 24.1%, in fiscal 1999 when compared to fiscal 1998. Operating Expenses for fiscal 1999 totaled $114.3 million, representing 18.2% of net sales, showing a slight improvement over the prior year in which Operating Expenses totaled $92.1 million or 18.4% of net sales. This increase in Operating Expenses for fiscal 1999 is primarily the result of infrastructure development in support of new products and diversification strategies and increased costs associated with changing all the Company's product labels to comply with the new DSHEA regulations effective March 23, 1999. The improvement in Operating Expenses as a percentage of net sales is the result of a cost control strategy to maintain a lower percentage growth of Operating Expenses.

    Goodwill amortization of $1.7 million in both fiscal 1999 and fiscal 1998 related to the goodwill arising from the acquisitions of Leiner, XCEL Laboratories, Inc. and Vita Health.

    During fiscal 1998, the Company announced its plans to close its West Unity, Ohio facility in fiscal 1999. As a result, the Company incurred $1.2 million of expenses primarily for severance and relocation costs related to the closure in fiscal 1998. In fiscal 1999, an additional $0.4 million of expense was incurred related to the West Unity closure. In April 1999, the Company announced the closure of its Madison, Wisconsin facility by July 1999. As a result, the Company expects to incur a $1.0 million charge in the first quarter of fiscal 2000 primarily for severance and other costs related to the closure.

    In fiscal 1998, the Company recorded compensation expenses related to the in-the-money value of stock options issued to certain management personnel of $15.6 million, management bonuses of $5.2 million, and expenses incurred by Leiner Group in connection with its capital raising activities of $12.0 million, all of which related to the Recapitalization.

    Other income for fiscal 1999 was $0.3 million versus other charges of $1.3 million in fiscal 1998. The increase in other income was due primarily to a non-recurring settlement arising from a dispute involving a service provider and a former employee in fiscal 1999, partially offset by a full year of management fees as a result of a consulting agreement entered into in connection with the Recapitalization. Other charges in fiscal 1998 primarily represented the management fees incurred in connection with the same consulting agreement in effect in fiscal 1999. See "Item 13. Certain Relationships and Related Transactions."

    The Company's operating income for fiscal 1999 was $47.2 million, representing a $42.8 million increase over fiscal 1998 primarily due to the $32.8 million of Recapitalization-related expenses recorded in fiscal 1998. The Company had operating income of only $4.4 million for fiscal 1998. Eliminating the effect of such Recapitalization-related expenses, operating income increased $10.0 million or 26.8% from $37.2 million in fiscal 1998 to $47.2 million in fiscal 1999 primarily due to the higher sales volumes.

    Net interest expense increased by $9.2 million to $28.7 million during fiscal 1999, compared to $19.5 million for fiscal 1998. This was due to an increase in the indebtedness of the Company, as well as changes in the debt structure and interest rates arising as a result of the Recapitalization taking effect at the end of the first quarter of fiscal 1998.

    The provision for income taxes for fiscal 1999 was $8.0 million, which compares to $1.2 million for fiscal 1998. The Company's effective tax rate of 44% for fiscal 1999 is higher than the combined federal and state rate of 40% primarily because of the nondeductability of goodwill amortization and expenses recorded in connection with certain accrued liabilities.

    The extraordinary loss recorded in fiscal 1998 represented the write-off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

    Primarily as a result of the previously discussed factors, net income of $10.3 million was recorded in fiscal 1999 compared to a net loss of $17.4 million recorded in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for fiscal 1998 increased by $109.3 million, or 27.8%, over fiscal 1997, from $392.8 million to $502.1 million. Sales from Vita Health, which was acquired in January 1997, accounted for $27.9 million of this increase. Excluding Vita Health sales, the Company's net sales increased $81.4 million, or 21.0%, over fiscal 1997 due primarily to sales growth in the vitamin market. Excluding Vita Health sales, vitamin product sales increased by $87.1 million, or 27.3%, compared to the prior year. Management estimated that vitamin sales for the overall U.S. Mass Market grew by over 24% during the 52 week period ended March 29, 1998 compared to the comparable prior year period. Strong demand for herbal products and supplements, including multivitamins, pushed the vitamin sales volume higher in fiscal 1998 as compared to fiscal 1997.

Sales of OTC pharmaceuticals, excluding Vita Health, decreased by $7.2 million, or 12.0%, compared to the prior year. This decrease in sales was due to strong competitive pressure and lost distribution at two customers. It was also consistent with low sales growth in the OTC market generally.

    Gross profit margin for fiscal 1998 was 26.6% versus 26.5% in the year ago period. Gross profit increased $29.3 million, or 28.1%, from $104.2 million in fiscal 1997 to $133.5 million in fiscal 1998. Excluding Vita Health, the increase in gross profit was $21.4 million, or 20.8%. The increase in gross profit was primarily attributed to the higher sales volume.

    Operating Expenses increased $19.4 million, or 26.7%, in fiscal 1998 when compared to fiscal 1997. Of this increase, Vita Health accounted for $5.2 million. Operating Expenses for fiscal 1998 totaled $92.1 million, representing 18.4% of net sales, showing a slight improvement over the prior year in which Operating Expenses totaled $72.7 million or 18.5% of net sales. Fiscal 1998 marketing expenses were lower as a percentage of net sales versus fiscal 1997 because of the change in the timing and the reduction of advertising and promotional expenditures. General and administrative expenses for fiscal 1998 were higher versus fiscal 1997 as a percentage of net sales primarily due to the Company building infrastructure to pursue alternative market channels.

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

    In fiscal 1997, the Company reorganized its management team. Expenses of $1.0 million were incurred relating to severance for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development, and included hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

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

    The provision for income taxes for fiscal 1998 was $1.2 million, which compares to $8.0 million for fiscal 1997. The Company's effective tax rate was 8% for fiscal 1998 in spite of the recorded net loss before taxes primarily because of the nondeductability of goodwill amortization, certain Recapitalization-related expenses and expenses recorded in connection with certain accrued liabilities.

    The extraordinary loss recorded in fiscal 1998 represented the write-off of $1.9 million of deferred financing charges which had been incurred by the Company when it entered into a credit facility on January 30, 1997. The income tax effect of that charge was a benefit of $0.8 million.

    Primarily as a result of the previously discussed factors, a net loss of $17.4 million was recorded in fiscal 1998 compared to net income of $7.6 million recorded in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. As a result of the Recapitalization effective at the end of the first quarter of fiscal 1998, the Company's liquidity requirements were significantly increased, primarily due to significantly increased interest expense obligations. Interest expense, excluding amortization of deferred financing fees, totaled $26.9 million in fiscal 1999. In addition, the Company is required to repay the $142.3 million in term loans outstanding as of March 31, 1999 under the Amended Credit Agreement by December 30, 2005, with scheduled principal payments of $1.4 million for fiscal 2000 through 2003, $36.6 million for fiscal 2004, $68.7 million for fiscal 2005, and $31.4 million for fiscal 2006. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003.

    CASH FLOW. During fiscal 1999, net cash used in operating activities totaled $38.3 million. This resulted from net income of $10.3 million and non-cash charges to income of $16.2 million, offset by an increase in accounts receivable of $38.0 million, an increase in inventories of $14.4 million and a decrease in accounts payable of $10.8 million. The increase in accounts receivable reflects the $29.7 million increase in sales during the fourth quarter of fiscal 1999 when compared to the comparable period in the prior year, partially offset by the timing of the cash receipts for those sales at the end of fiscal 1999. Inventory levels have risen primarily to support the Company's sales growth. The decrease in accounts payable is due primarily to changes in the timing of inventory purchases in the fourth quarter of fiscal 1999 versus the same quarter in fiscal 1998.

    Net cash used in investing activities was $21.7 million in fiscal 1999. This was primarily due to net capital expenditures of $17.5 million. The major capital expenditures were related to investments in capacity expansion at the new manufacturing, packaging and distribution facility in South Carolina, as well as at the Garden Grove, California tableting plant. The Company invested approximately $55.6 million in its business in fiscal 1999, primarily to complete its capacity expansion program. Of this amount, approximately $22.0 million was for the Fort Mill, South Carolina facility, which was financed by an operating lease. Of the remaining $33.6 million, approximately $19.1 million was spent on manufacturing equipment, $10.2 million on building and office expansion, and $4.3 million on computer hardware and software. The Company financed approximately $12.7 million through operating leases, $3.4 million was financed by capitalized leases and the balance of approximately $17.5 million was a use of the Company's cash.

    Net cash provided by financing activities was $59.0 million in fiscal 1999. This was primarily the result of increased net borrowings under the Amended Credit Agreement. During fiscal 1999, the Company redeemed the balance of the preferred stock of its Canadian subsidiary outstanding as of March 31, 1998, which had been issued in connection with the acquisition of Vita Health and had appeared in the consolidated balance sheet as minority interest in subsidiary.

    FINANCING ARRANGEMENTS. On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement consists of two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000, and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. Amounts outstanding under the Company's credit facility in place at March 31, 1998 were refinanced with the proceeds from the Amended Credit Agreement. As of June 11, 1999 the Company's unused availability under the Amended Credit Agreement was approximately $31.7 million.

    The Revolving Facility includes letter of credit and swingline facilities. Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined), and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.5 million of its indebtedness under the Amended Credit Agreement that provides a cap of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay the Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio.

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

    A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $17.9 million as of March 31, 1999, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

    At March 31, 1999, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 7.53% per annum. The Notes bear interest at a rate of 9.625% per annum.

    The Company has established a new packaging and distribution facility in Fort Mill, South Carolina. The West Unity, Ohio packaging plant was closed the first week of July 1998 and its packaging lines have been relocated to the Fort Mill, South Carolina facility. The Company incurred expenses of approximately $4.1 million in fiscal 1999 in connection with the establishment of the new facility. In April 1999, the Company announced the closure of its Madison, Wisconsin facility by July 1999. As a result, the Company expects to incur a $1.0 million charge in the first quarter of fiscal year 2000 primarily for severance and other costs related to the closure.

    The Company currently believes that cash flow from operating activities, together with revolving credit borrowings available under the Amended Credit Agreement, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements until the maturity of the Revolving Facility (June 30, 2003), but there can be no assurance in this regard. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Facility matures, whether by extending, renewing, replacing or otherwise refinancing the Revolving Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

YEAR 2000 MATTERS

    Many existing systems use only two-digit date fields to identify a year in the date field, without considering the impact of the upcoming change in the century (i.e., the number "01" is recognized as the year "1901"). Other systems do not correctly process "leap year" dates. As a result, such systems could fail or create erroneous results unless corrected to process data related to the Year 2000 and beyond. The problems are expected to increase in frequency and severity as the Year 2000 approaches, and are commonly referred to as the "Year 2000 problem." The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems such as purchasing, order entry, sales, inventory control, general ledger, accounts payable, billing, customer service, manufacturing and lab equipment, embedded computer chips and networks, and telecommunications devices. These systems may severely affect the Company unless these systems are made Year 2000 ready.

    STATE OF READINESS. With the assistance of Year 2000 consultants, in May of 1997 the Company commenced a review of its internal information systems ("IS") to identify applications that are not Year 2000 ready and assess the impact of the Year 2000 problem for the rest of its operations. The Company has developed an overall plan to modify its internal systems to be Year 2000 ready and is well underway to implementing all phases and tasks depicted in the plan. The Company has also formed a Year 2000 Steering Committee to provide support and oversight to the Company's Year 2000 readiness activities in IS and non-IS areas, the assessment of Year 2000 risks in connection with third-party relationships, and the development of contingency plans

    The Company has identified the following three key areas of its business that may be affected:

    INTERNAL BUSINESS SYSTEMS. The Year 2000 problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable and billing), customer service, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company has substantially completed its remediation phase of modifying and upgrading all affected systems which are critical to the operations of the business. The Company is currently performing the necessary testing to certify the Year 2000 readiness of all of its systems. The Company estimates that all systems will be Year 2000 ready by the end of the third quarter of calendar 1999. However, any unforeseen problems which occur during the testing phase may adversely affect the Company's Year 2000 readiness.

    THIRD-PARTY SUPPLIERS. The Company relies, directly and indirectly, on external systems utilized by its suppliers for products used in the manufacture of its products. The Company has requested confirmation from its major suppliers of their Year 2000 compliance. For its mission critical business suppliers, the Company will perform the necessary due diligence to seek additional assurances that these suppliers will be Year 2000 ready. Third-party supplier Year 2000 readiness inquiries are estimated to be completed by the third quarter of the calendar year 1999. There can be no assurance that these suppliers will resolve any or all Year 2000 problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that this is the worst case Year 2000 scenario, it is developing additional contingency programs that could potentially offset any negative impact.

    MANUFACTURING AND FACILITY SYSTEMS. Systems such as heating, sprinklers, elevators, security, test equipment, lab devices, and manufacturing equipment at the Company's facilities, warehouses, and manufacturing plants may also be affected by the Year 2000 problem. The Company has contacted the facility owners and third-party vendors seeking assurances of Year 2000 compliance. The Company's testing of mission critical equipment and devices has started and the Company estimates that such testing will be completed in the quarter ending September 30, 1999. There can be no assurance that all Year 2000 related problems would be uncovered and remediated through vendor assurances or testing processes. Any failure of these systems could result in material disruption of the business of the Company and such disruption could have a material effect on the Company's business, financial condition and results of operations.

    CONTINGENCY PLANNING. The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include the implementation of manual procedures and controls to mitigate risk and compensate for system deficiencies. The Company's Year 2000 Project Office is responsible for the development of a Company-wide contingency plan to address the Company's at-risk critical business functions and processes as a result of Year 2000 issues. The Company anticipates that development of such a contingency plan will be completed in the quarter ending September 30, 1999. It should be noted that in the normal course of business, the Company maintains disaster recovery plans designed to address various potential IS-related interruptions. For example, the Company has the capability of operating its information systems at a third-party vendor site in the case of a disaster at its corporate computer facility. Although these plans are not Year 2000-specific, they may be applicable to address limited Year 2000 failures or interruptions by some third parties resulting from their failure to be Year 2000 ready. There can be no assurance that any Year 2000 contingency plans developed and potentially deployed by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

    COSTS TO ADDRESS YEAR 2000 READINESS. The Company has incurred approximately $0.4 million of expenses in fiscal 1999 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $3.5 million. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

    As of January 1, 1999, the participating countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the euro, is exercised by the new European Central Bank.

    Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency.

    The impact of the euro is not expected to materially affect the financial position, results of operations, or cash flows of the Company. The Company operates primarily in U.S. dollar-denominated purchase orders and contracts, and the Company neither has a large customer nor vendor base within the countries participating in the euro conversion.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including statements regarding, without limitation, (i) the Company's growth strategies, (ii) trends in the Company's business and (iii) the Company's future liquidity requirements and capital resources.

    Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those factors discussed in "Item 1. Business-Risk Factors") could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire.

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

                                    ITEM 7A
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

    INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The table below provides information about the Company's debt obligations and interest rate swap agreement:

                                                                                 MARCH 31, 1999
                                                                             EXPECTED MATURITY DATE
                                                  -----------------------------------------------------------------------------
                                                    2000       2001       2002       2003       2004     THEREAFTER     TOTAL
                                                  ---------  ---------  ---------  ---------  ---------  -----------  ---------
Liabilities
(US Equivalent in millions)
Long-term Debt:
  Fixed Rate ($US)..............................  $     1.1  $     1.2  $     0.5         --         --   $    85.0   $    87.8
    Average interest rate.......................       9.69%      9.69%      9.69%        --         --        9.63%
  Variable Rate ($US)...........................  $     3.0  $     2.9  $     1.4  $     1.4  $    36.6   $   188.8   $   234.1
  Average interest rate.........................       7.52%      7.52%      7.52%      7.52%      7.52%       7.52%
Interest Rate Derivatives
(in millions)
Interest Rate Swaps:
  Variable to Fixed ($US).......................  $    29.5         --         --         --         --          --   $    29.5
    Average pay rate............................       6.17%        --         --         --         --          --
    Average receive rate........................       4.94%        --         --         --         --          --

                                                    FAIR
                                                    VALUE
                                                  ---------
Liabilities
(US Equivalent in millions)
Long-term Debt:
  Fixed Rate ($US)..............................  $    87.8
    Average interest rate.......................
  Variable Rate ($US)...........................  $   234.1
  Average interest rate.........................
Interest Rate Derivatives
(in millions)
Interest Rate Swaps:
  Variable to Fixed ($US).......................  $     0.4
    Average pay rate............................
    Average receive rate........................

    FOREIGN CURRENCY RISK. The Company transacts business in various foreign currencies, primarily in Canada. The Company does not have hedging or similar foreign currency contracts. Only approximately 6% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues, however, the Company does not foresee or expect any significant changes in foreign currency exposure in the near future.

                                                                                    MARCH 31, 1999
                                                                                EXPECTED MATURITY DATE
                                                    -------------------------------------------------------------------------------
                                                      2000       2001       2002       2003       2004      THEREAFTER      TOTAL
                                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------
                                                                                 (DOLLARS IN MILLIONS)
LONG-TERM DEBT DENOMINATED IN FOREIGN CURRENCIES
  Canadian Dollars
    Variable Rate.................................  $     0.2  $     0.2  $     0.2  $     0.1  $     7.8    $    18.5    $    27.0
  Average Interest Rate...........................       7.91%      7.91%      7.91%      7.91%      7.91%        7.91%

                                                       FAIR
                                                       VALUE
                                                       -----
LONG-TERM DEBT DENOMINATED IN FOREIGN CURRENCIES
  Canadian Dollars
    Variable Rate.................................   $    27.0
  Average Interest Rate...........................

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

                                     ITEM 9
                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                                    ITEM 10
                        DIRECTORS AND EXECUTIVE OFFICERS

    Management of the business of Leiner is vested in its Board of Directors (the "Board"). Currently, Leiner does not pay any compensation for services as a director on its Board. The Board is currently comprised of Messrs. Baird, Kaminski, Bensussen and Towne. The Board of Directors of Leiner Group, the Company's indirect corporate parent, is currently comprised of Mr. Baird, who serves as Chairman, Messrs. Kaminski and Bensussen, and Messrs. Bruce Gorchow and Alan Colner, who were appointed as members of such Board in September 1997, Mr. John Heine, who was appointed as a member of such Board in December 1997 and Mr. Peter Carnwath, who was appointed as a member of such Board in March 1999. Pursuant to the terms of the Leiner Group Stockholders Agreement, as amended in 1998, the AEA Group has the right to elect one member of the Board of Leiner Group and North Castle has the right to elect the one less than a majority of the Leiner Group directors for so long as it owns at least 40% of all outstanding Leiner Group equity.

    The following table sets forth with respect to each of the directors and executive officers of the Company, their respective years of employment with the Company, ages and positions.

                                YEARS WITH
NAME                              COMPANY         AGE                         POSITION
-----------------------------  -------------      ---      ----------------------------------------------
Robert M. Kaminski...........           21            48   Chief Executive Officer and Director
Gale K. Bensussen............           25            52   President and Director
Kevin J. Lanigan.............           26            52   Executive Vice President and Chief Operations
                                                           Officer
William B. Towne.............            3            55   Executive Vice President, Chief Financial
                                                           Officer, Director and Secretary
Eric P. Schick...............           18            39   Executive Vice President--Sales
Robert O. Cavenah............           18            46   Senior Vice President--Strategic Cost
                                                           Management
Patrick Dunn.................            8            44   Senior Vice President--Quality and Regulatory
                                                           Affairs
John L. Kelly................            2            55   Senior Vice President--Human Resources
Robert J. LaFerriere.........            2            50   Senior Vice President--Marketing
Enio A. Montini, Jr..........            2            46   Senior Vice President--Sales
Giffen H. Ott................            6            38   Senior Vice President--Operations
Scott C. Rexinger............           11            53   Senior Vice President--Product Marketing &
                                                           Development
Charles F. Baird, Jr.........            2            46   Director

    Robert M. Kaminski has been the Chief Executive Officer of Leiner since May 1992, and a Director of Leiner since June 1992. He has been Chief Executive Officer of Leiner Group since March 1994 and Vice Chairman of Leiner Group since July 1996. From 1988 to 1992, Mr. Kaminski was Chief Operating Officer of the Predecessor Company and from 1982 to 1988, he was Vice President--Sales of the Predecessor Company. Mr. Kaminski joined the Predecessor Company in 1978.

    Gale K. Bensussen has been a Director of Leiner since June 1992 and President of Leiner since May 1992. He has been a Director of Leiner Group since June 1992 and President of Leiner Group since March 1994. Mr. Bensussen was Senior Vice President--Marketing and Corporate Development of the Predecessor Company from May 1991 to May 1992. From July 1988 to May 1991, Mr. Bensussen was Senior Vice President--Sales and Marketing of the Predecessor Company. Mr. Bensussen joined the Predecessor Company in 1974.

    Kevin J. Lanigan became Executive Vice President and Chief Operations Officer of Leiner in May 1992 and of Leiner Group in March 1994. From 1986 to 1992, Mr. Lanigan was Senior Vice

President--Operations Planning of the Predecessor Company and, from 1979 to 1986, was Vice President--Operations. Before joining the Predecessor Company in 1973, he held various engineering positions in the aerospace industry.

    William B. Towne became Executive Vice President and Chief Financial Officer of Leiner and Leiner Group in June 1996 and Secretary of Leiner and Leiner Group in March 1999. Mr. Towne has been a Director of Leiner since June 1996. From 1995 to 1996, Mr. Towne served as Executive Vice President, Finance and Chief Financial Officer at L. Galoob Toys, Inc. From 1990 to 1995, Mr. Towne served as Executive Vice President, Chief Financial Officer for Forstmann & Co., Inc. (which entered into Chapter 11 bankruptcy proceedings in October 1995). From 1982 to 1990, Mr. Towne worked for Tambrands, Inc. where he rose from Manager of Forecast and Planning to Chief Financial Officer of its International Division.

    Eric P. Schick became Executive Vice President--Sales in June 1999. From December 1997 to June 1999, Mr. Schick was Senior Vice President--Sales, and from April 1997 to December 1997, he was Vice President--Sales. From 1994 to 1997 Mr. Schick was National Sales Manager of the Predecessor Company. Mr. Schick joined the Predecessor Company in 1981.

    Robert O. Cavenah became Senior Vice President--Strategic Cost Management in March 1999. From 1992 to 1999, Mr. Cavenah was Vice President--Supply Chain Management. From 1986 to 1992, Mr. Cavenah was Vice President--Operations for the Predecessor Company. Prior to joining the Predecessor Company in 1981, Mr. Cavenah held several operational positions within the pharmaceutical industry.

    Patrick Dunn became Senior Vice President--Quality and Regulatory Affairs of Leiner in January 1999. From 1992 to 1999, Mr. Dunn was Vice President of Technical Affairs at Leiner. From October 1991 to October 1992, he served as Vice President of Technical Affairs at XCEL Laboratories, Inc. Prior to joining XCEL Laboratories, Inc., Mr. Dunn held management positions in research and development, quality and regulatory affairs at various pharmaceutical and health care companies including Cumberland Swan Inc., Glaxo Pharmaceuticals and Gillette Co. Inc.

    John L. Kelly became Senior Vice President--Human Resources of Leiner in November 1998. Mr. Kelly joined Leiner in March 1997 from Eveready Battery Company. From 1990 to 1997, Mr. Kelly was Area Chairman for Eveready Battery Company, subsidiary of Ralston Purina, with responsibilities for the commercial and manufacturing, packaging and distribution operations in Latin America and the Caribbean. From 1969 to 1990, Mr. Kelly worked for Ralston Purina Company where he held key international positions in finance, operations, human resources and business development.

    Robert J. LaFerriere became Senior Vice President--Marketing of Leiner in February 1997 and was a consultant to Leiner from 1996 to 1997. From 1992 to 1996, Mr. LaFerriere was President and Chief Executive Officer of Slim Fast Foods and was a Vice President, then Senior Vice President--Purchasing, at Thrifty Drug and Discount Stores from 1984 until 1990.

    Enio A. Montini, Jr. became Senior Vice President--Sales in June 1999. Mr. Montini became Vice President, Sales in January 1998 after joining Leiner in August 1997 as National Sales Manager. From 1993 to 1997, he was a Divisional Merchandise Manager with Revco, D.S. Prior to joining Revco, he held various management positions with retail pharmacy chains since 1975.

    Giffen H. Ott became Senior Vice President--Operations of Leiner in April 1997. Mr. Ott became Vice President--Operations in September 1995 after joining Leiner in March 1993 as Vice President of Manufacturing Development. Prior to joining Leiner, Mr. Ott worked as a Manager with Bain & Company, an international management consulting firm, where the engagements he led included an evaluation of the Company's market position and operations on behalf of AEA.

    Scott C. Rexinger became Senior Vice President--Product Marketing & Development of Leiner in June 1996. From May 1992 to June 1996, Mr. Rexinger was Vice President, Product Marketing, and from

April 1991 to May 1992, he was Director, New Category Development. Mr. Rexinger was Group Marketing Manager, New Products and Brands from August 1988 to April 1991, and Marketing Manager, Brands from November 1987 to August 1988. Prior to joining the Company, Mr. Rexinger held various marketing positions in the consumer packaged goods industry.

    Charles F. Baird, Jr. has been a Director of Leiner since October 1997 and was elected Chairman in June 1998. He is the managing member of Baird Investment Group, L.L.C., the managing member of North Castle. From 1989 until May 1997, Mr. Baird served as a Managing Director of AEA Investors Inc. From 1979 to 1989, Mr. Baird worked as a management consultant with Bain & Company.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

    The following table sets forth the compensation of each of the Company's chief executive officer and the four most highly paid executive officers (other than the chief executive officer) (collectively, the "named executive officers") for the fiscal year ended March 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM
                                                 ANNUAL             COMPENSATION
                                            COMPENSATION(1)     ---------------------
                                          --------------------  SECURITIES UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION                SALARY      BONUS       OPTIONS (#)(2)      COMPENSATION(3)
----------------------------------------  ---------  ---------  ---------------------  -------------
Robert M. Kaminski
Chief Executive Officer.................  $ 458,654  $ 550,000               --          $  47,126
Gale K. Bensussen
President...............................    300,000    300,000               --              9,252
William B. Towne
Executive Vice President................    275,000    125,000               --              6,417
Kevin J. Lanigan
Executive Vice President................    250,000    175,000               --              9,212
Robert J. LaFerriere
Senior Vice President...................    252,897    200,000              722              6,325

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

(2) Options are for Leiner Group common stock.

(3) Represents Company contributions to its defined contribution retirement plans and the dollar value of term life and income replacement insurance premiums paid on behalf of the executive.

    The following table sets forth the stock option grants to each of the named executive officers for the fiscal year ended March 31, 1999.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                                                                   POTENTIAL REALIZABLE
                                                      INDIVIDUAL GRANTS                              VALUE AT ASSUMED
                             --------------------------------------------------------------------  ANNUAL RATES OF STOCK
                                  NUMBER OF       % OF TOTAL OPTIONS                                PRICE APPRECIATION
                                 SECURITIES           GRANTED TO         EXERCISE                   FOR OPTION TERM(2)
                             UNDERLYING OPTIONS   EMPLOYEES IN FISCAL      PRICE      EXPIRATION   ---------------------
NAME                               GRANTED               YEAR             ($/SH)         DATE         5%         10%
---------------------------  -------------------  -------------------  -------------  -----------  ---------  ----------
Robert M. Kaminski.........              --                   --                --            --          --          --
Gale K. Bensussen..........              --                   --                --            --          --          --
William B. Towne...........              --                   --                --            --          --          --
Kevin J. Lanigan...........              --                   --                --            --          --          --
Robert J. La Ferriere......             722                   5%         $     140       6/11/08   $  63,572  $  161,093

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

    The following table sets forth the stock option exercises for the fiscal year ended March 31, 1999 and the stock option values as of March 31, 1999, in each case, for each of the named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND OPTION VALUES AS OF MARCH 31, 1999(1)

                                                                                                               VALUE OF
                                                                                                              UNEXERCISED
                                                                                   NUMBER OF SECURITIES       IN-THE-MONEY
                                                                                                              OPTIONS AT
                                                                              UNDERLYING UNEXERCISED OPTIONS  FISCAL YEAR
                                                                                    AT FISCAL YEAR END          END(2)
                                            SHARES ACQUIRED        VALUE      ------------------------------  -----------
NAME                                          ON EXERCISE        REALIZED      EXERCISABLE    UNEXERCISABLE   EXERCISABLE
----------------------------------------  -------------------  -------------  -------------  ---------------  -----------
Robert M. Kaminski......................              --                --         11,412          11,410      $ 673,308
Gale K. Bensussen.......................              --                --          7,417           7,416        437,603
William B. Towne........................              --                --          5,078           5,078        299,602
Kevin J. Lanigan........................              --                --          3,495           3,494        206,205
Robert J. LaFerriere....................              --                --          2,821           3,179        159,199


NAME                                      UNEXERCISABLE
----------------------------------------  -------------
Robert M. Kaminski......................    $ 673,190
Gale K. Bensussen.......................      437,544
William B. Towne........................      299,602
Kevin J. Lanigan........................      206,146
Robert J. LaFerriere....................      165,921

------------------------------

(1) All options are for Leiner Group common stock.

(2) Sets forth values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the value of Leiner Group's common stock as of March 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors of Leiner Group established a Compensation Committee to review all compensation arrangements for executive officers of Leiner Group and its subsidiaries. The individuals serving on the Leiner Group Compensation Committee during the fiscal year ended March 31, 1999 were Mr. Baird, Mr. Colner and Mr. Heine.

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

    The severance benefits that the Company has agreed to provide to each of Robert M. Kaminski, Gale K. Bensussen and William B. Towne include (a) a lump-sum severance payment equal to the sum of (i) one year's base salary, plus
(ii) any annual individual performance bonus or targeted commission, both as in effect at the time of the termination or resignation; (b) outplacement assistance at the Company's expense, up to a maximum cost to the Company of $20,000; and (c) any rights under applicable Company plans or programs, including but not limited to stock option and incentive plans, as may be determined pursuant to the terms of such plans or programs. The severance benefits provided to Kevin J. Lanigan include a lump-sum severance payment equal to three times the sum of one year's base salary plus any annual individual performance bonus or targeted commission, both as in effect at the time of termination or resignation, as well as the benefits described in clauses (b) and
(c) above, subject to certain limitations to the extent that the Company determines that the foregoing benefits would not be deductible by the Company because such payments constitute an "excess parachute payment" (as defined in section 280G of the Internal Revenue Code of 1986, as amended) (the "Internal Revenue Code").

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

STOCK OPTION PLAN

    Leiner Group has authorized options for issuance to members of management and employees ("Management Options") representing the right to acquire an additional 10% of Leiner Group's common stock on a fully-diluted basis immediately after the Recapitalization (giving effect to the exercise of such options but without giving effect to the exercise of the Warrants referred to under "The Recapitalization" in Item 1. Business), exercisable at a price equal to the greater of the purchase price paid by North Castle in the Recapitalization or the fair market value of such shares at the time of grant. A total of 88,300 of these Management Options were granted as of June 30, 1997, 22,556 of these Management Options were granted as of November 1, 1997, 2,950 of these Management Options were granted as of December 31, 1997 and 9,666 of these Management Options were granted as of June 11, 1998. Generally, options vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant.

    Additionally, Management Options totaling 1,400, 1,500, 1,000 and 500 were granted as of August 1, 1998, August 3, 1998, December 1, 1998 and January 4, 1999, respectively.

                                    ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the shares of common stock of Leiner are owned by PLI Holdings and all of the shares of common stock of PLI Holdings are owned by Leiner Group.

    The following table sets forth information regarding beneficial ownership of common stock of Leiner Group as of June 15, 1999, by (i) each person who is known by the Company to beneficially own more than 5% of voting Group Common Stock, (ii) each director of Leiner Group, (iii) each named executive officer of the Company listed on the Summary Compensation Table previously and (iv) by all directors and executive officers as a group.

                                                                    SHARES OF
                                                   SHARES OF       NON-VOTING
                                                 VOTING GROUP         GROUP
                                                 COMMON STOCK     COMMON STOCK      PERCENTAGE OF CLASS
                                                 BENEFICIALLY     BENEFICIALLY    ------------------------
NAME                                                 OWNED            OWNED        VOTING     NON-VOTING
----------------------------------------------  ---------------  ---------------  ---------  -------------
North Castle Partners I, L.L.C.(1)............        96,998          712,000          38.5%        91.7%
Baird Investment Group, L.L.C.(2).............        96,998          712,000          38.5%        91.7%
Charles F. Baird, Jr.(2)......................       121,868(3)       712,000          48.4%        91.7%
AEA Investors Inc.............................        83,131(4)        26,739(4)       33.0%         3.4%
Alan Colner...................................            --               --            --           --
Bruce Gorchow.................................            --               --            --           --
John Heine....................................         1,000              376           0.4%          --
Peter Carnwath................................            --               --            --           --
Robert M. Kaminski............................         4,146           16,117           1.6%         2.0%
Gale K. Bensussen.............................         8,490           10,625           3.4%         1.3%
William B. Towne..............................           250            7,217           0.1%         0.9%
Kevin J. Lanigan..............................         1,000           21,174           0.4%         2.7%
Robert J. LaFerriere..........................         1,000            4,071           0.4%         0.5%
Executive officers and directors as a group
  (16 persons)................................       146,191          789,659          58.1%        94.9%

------------------------

(1) The address for North Castle is 60 Arch Street, Suite 1A, Greenwich, Connecticut 06830.

(2) North Castle is an investment fund formed as a limited liability company. Baird Investment Group, L.L.C. ("Baird Investment") is the sole managing member of North Castle. Mr. Charles F. Baird, Jr. is the sole managing member of Baird Investment. The address for Baird Investment is 60 Arch Street, Suite 1A, Greenwich, Connecticut 06830.

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

(4) Pursuant to an agreement between AEA and the other members of the AEA Group, AEA has voting power over the shares of Leiner Group common stock held by the members of the AEA Group, and accordingly may be deemed to beneficially own such shares.

(5) Does not reflect Equity Rights owned by Messrs. Kaminski, Bensussen, Towne and Lanigan reflecting the right to receive 24,067 shares, 18,484 shares, 4,812 shares and 4,938 shares of Leiner Group common stock, respectively, as such Equity Rights are not exercisable within 60 days of the date hereof.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    EXCHANGE AGREEMENT. In order to become eligible for pooling accounting treatment in merger and acquisition transactions, on November 13, 1998, Leiner Group entered into an Exchange Agreement with North Castle, pursuant to which North Castle exchanged 712,000 shares of voting Leiner Group common stock for an equal number of shares of non-voting Leiner Group class B common stock (the "Pooling Restructuring").

    STOCKHOLDERS AGREEMENT. On June 30, 1997 (the "Recapitalization Closing Date"), Leiner Group and the stockholders of Leiner Group entered into the Stockholders Agreement, which contains, among other terms and conditions, provisions relating to corporate governance, certain restrictions with respect to transfer of Recapitalized Common Stock (as defined) by certain parties thereunder, certain rights and obligations with respect to transfers of Recapitalized Common Stock and certain registration rights granted by the Company with respect to shares of Recapitalized Common Stock. The Stockholders Agreement gives the AEA Group the power to elect one member of Leiner Group's Board of Directors. As part of the Pooling Restructuring, Leiner Group and its stockholders entered into an amendment of the Stockholders Agreement, which provided, among other things, that for so long as it owns at least 40% of all outstanding Leiner Group equity, North Castle has the power to elect one less than a majority of the Leiner Group directors. If North Castle's ownership of Leiner Group equity falls below 40%, it may elect the number of directors that is proportionate to its shareholdings. Accordingly, North Castle controls the Company and has the power to appoint new management and approve any action requiring the approval of the holders of Leiner Group common stock, including adopting amendments to Leiner Group's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets.

    The Stockholders Agreement also restricted the ability of existing shareholders to transfer their Leiner Group equity to third parties prior to June 30, 1998, and gives certain of these shareholders a right of first refusal after that date. These restrictions either do not apply or change if there is a public offering, or if North Castle sells more than 5% of all outstanding Leiner Group equity. If North Castle seeks to sell more than 5% of the outstanding Leiner Group equity, other existing shareholders have the right to sell their shares at the same time. The Agreement also gives North Castle rights to require Leiner Group to register Leiner Group equity under the Securities Act, subject to certain limitations and conditions.

    MANAGEMENT AGREEMENTS. Following its acquisition of Leiner on May 4, 1992, AEA entered into a management agreement with Leiner Group, pursuant to which AEA provided management, consulting and financial services to the Company for an annual fee of $0.35 million plus expenses. In connection with the Vita Health Acquisition in fiscal 1997, the Company paid to AEA an additional transaction fee of $0.3 million for services in arranging, structuring, and negotiating the terms of the Vita Health Acquisition and related refinancing, and reimbursed it for certain related expenses. AEA received a transaction fee of $3.5 million for similar services rendered in connection with the Recapitalization.

    Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA was terminated, and Leiner Group and Leiner entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment. In exchange for such services, Leiner Group and Leiner have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses, and to indemnify the Sponsor and certain affiliates against certain liabilities. This fee may be reduced upon completion of an initial public offering of Leiner's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle or North Castle terminates before that date. Leiner Group and Leiner also paid the Sponsor a transaction fee of $3.5 million for services relating to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses in fiscal 1998.

    MANAGEMENT. As part of the Recapitalization, the current managers and employees of the Company were afforded the opportunity to choose the amount of their existing equity they wished to retain in Leiner Group in the form of Leiner Group equity. Managers and employees who retained their equity in Leiner Group, as a result of the increased leverage on the Company incurred as part of the Recapitalization, acquired a greater percentage equity ownership. Under the Stockholders Agreement, current managers have the right, upon their death or permanent disability, to require Leiner Group to purchase their Leiner Group common stock for its then fair market value.

    In connection with the Recapitalization, the Company paid senior managers transaction bonuses of $5.2 million in the aggregate in fiscal 1998. In addition, Leiner Group amended the stock option plan which currently provides for the Board of Leiner Group to grant options to acquire 127,222 shares of Leiner Group common stock. A total of 65,023 of these options were granted to executive officers as of June 30, 1997 and an additional 11,456, 750 and 722 of these Management Options were granted to executive officers on November 1, 1997, December 31, 1997 and June 11, 1998, respectively, in each case subject to a vesting schedule.

    The Board of Leiner Group and management of the Company instituted a stock purchase plan pursuant to which certain managers and employees of the Company were afforded the opportunity to purchase Leiner Group common stock. The gross proceeds of such offering was $1.9 million, recorded in fiscal 1998.

    On June 25, 1997, Baird Investment, the managing member of North Castle, entered into separate agreements with three of the principal investors in North Castle, Electra Fleming Inc. ("Electra"), Moore Capital Management, Inc. ("Moore") and PPM America, Inc. ("PPM"). As part of these agreements, Baird Group caused North Castle to exercise its rights under the Stockholders Agreement to nominate one person designated by Electra, Moore and PPM to serve on the Board of Directors of Leiner Group. In connection with these agreements, Leiner Group paid Electra, Moore and PPM a one-time board representation fee of $100,000, $75,000 and $75,000, respectively, in fiscal 1998.

                                    PART IV
                                    ITEM 14
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Report:

        1. FINANCIAL STATEMENTS. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                  PAGE
                                                                                  -----
Index to Consolidated Financial Statements...................................         F-1
Report of Independent Auditors...............................................         F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998....................         F-3
Consolidated Statements of Operations for the years ended March 31, 1999,
  1998 and 1997..............................................................         F-4
Consolidated Statements of Shareholder's Equity (Deficit) for the years ended
  March 31, 1999, 1998 and 1997..............................................         F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1999,
  1998 and 1997..............................................................         F-6
Notes to Consolidated Financial Statements...................................         F-7

        2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the page referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

Schedule II--Consolidated Valuation and Qualifying Accounts..................         S-1

        3.  LIST OF EXHIBITS.

  EXHIBIT
  NUMBER                     EXHIBIT DESCRIPTION                                    CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
       2.1   Stock Purchase Agreement and Agreement and Plan of   Filed as Exhibit 2.1 to the Registration Statement
               Merger, dated as of May 31, 1997, by and among       on Form S-4 (Registration No. 333-33121) of
               Leiner Group, North Castle Partners I, L.L.C. and    Leiner Health Products Inc. under the Securities
               LHP Acquisition Corp.                                Act of 1933, as amended (the "Registration
                                                                    Statement on Form S-4"), and incorporated herein
                                                                    by reference.

       2.2   Amendment No. 1 to Stock Purchase Agreement and      Filed as Exhibit 2.2 to the Registration Statement
               Agreement and Plan of Merger, dated as of June       on Form S-4 and incorporated herein by reference.
               30, 1997, by and among Leiner Group, North Castle
               Partners I, L.L.C. and LHP Acquisition Corp.

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
               Corp.).

  EXHIBIT
  NUMBER                     EXHIBIT DESCRIPTION                                    CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
       4.1   Indenture, dated as of June 30, 1997, between        Filed as Exhibit 4.1 to the Registration Statement
               Leiner Group and United States Trust Company of      on Form S-4 and incorporated herein by reference.
               New York (the "Trustee").

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

       4.5   Amended and Restated Credit Agreement, dated as of   Filed as Exhibit 4.5 to the Company's annual report
               May 15, 1998 (the "Credit Agreement"), among LHP,    on Form 10-K for the year ended March 31, 1998.
               Vita Health Products Inc. (formerly Vita Health
               Company (1985) Ltd.), a Canadian corporation
               ("Vita Health"), the banks and other financial
               institutions party thereto, as lenders, The Bank
               of Nova Scotia, as U.S. Agent and Canadian Agent
               (the "Agents"), Merrill Lynch Capital
               Corporation, as documentation agent, and Salomon
               Brothers Holding Company Inc, as syndication
               agent.

       4.6   Affirmation and Consent, dated May 15, 1998, by PLI  Filed as Exhibit 4.6 to the Company's annual report
               Holdings Inc., VH Holdings Inc., 64804 Manitoba      on Form 10-K for the year ended March 31, 1998.
               Ltd. and Westcan Pharmaceuticals Ltd. to the Bank
               of Nova Scotia as U.S. Agent under the Credit
               Agreement and each of the lenders party to the
               Credit Agreement.

       4.7   Assumption Agreement, dated as of June 30, 1997,     Filed as Exhibit 4.7 to the Registration Statement
               between Leiner Group and LHP and accepted and        on Form S-4 and incorporated herein by reference.
               acknowledged by the Agents on behalf of the
               lenders that are party to the Credit Agreement.

       4.8   U.S. Borrower Security Agreement, dated as of June   Filed as Exhibit 4.8 to the Registration Statement
               30, 1997, between LHP and The Bank of Nova           on Form S-4 and incorporated herein by reference.
               Scotia, as collateral agent.

  EXHIBIT
  NUMBER                     EXHIBIT DESCRIPTION                                    CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
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

       4.11  Canadian Holdings Pledge Agreement, dated as of      Filed as Exhibit 4.11 to the Registration Statement
               June 30, 1997, made by VH Holdings Inc. in favor     on Form S-4 and incorporated herein by reference.
               of The Bank of Nova Scotia, as agent for each of
               the secured parties, as defined therein.

       4.12  Canadian Borrower Pledge Agreement, dated as of      Filed as Exhibit 4.12 to the Registration Statement
               June 30, 1997, made by Vita Health in favor of       on Form S-4 and incorporated herein by reference.
               The Bank of Nova Scotia, as agent for each of the
               secured parties, as defined therein.

       4.13  U.S. Borrower Guaranty, dated as of June 30, 1997,   Filed as Exhibit 4.13 to the Registration Statement
               made by LHP in favor of the Agents for the           on Form S-4 and incorporated herein by reference.
               secured parties, as defined therein.

       4.14  Parent Guaranty, dated as of June 30, 1997, made by  Filed as Exhibit 4.14 to the Registration Statement
               PLI Holdings in favor of the Agents for the          on Form S-4 and incorporated herein by reference.
               secured parties, as defined therein.

       4.15  Canadian Holdings Guaranty, dated as of June 30,     Filed as Exhibit 4.15 to the Registration Statement
               1997, made by VH Holdings Inc. in favor of The       on Form S-4 and incorporated herein by reference.
               Bank of Nova Scotia as agent for the secured
               parties, as defined therein.

       4.16  Canadian Subsidiary Guaranties, each dated as of     Filed as Exhibit 4.16 to the Registration Statement
               June 30, 1997, made by each of 64804 Manitoba        on Form S-4 and incorporated herein by reference.
               Ltd. and Westcan Pharmaceuticals Ltd. in favor of
               The Bank of Nova Scotia as agent for the secured
               parties, as defined therein.

       4.17  Canadian Borrower Debenture, each dated as of June   Filed as Exhibit 4.17 to the Registration Statement
               30, 1997, made by Vita Health in favor of The        on Form S-4 and incorporated herein by reference.
               Bank of Nova Scotia on its own behalf and as
               agent for the Canadian secured parties as defined
               therein in the amount of $75,000,000.

  EXHIBIT
  NUMBER                     EXHIBIT DESCRIPTION                                    CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
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

       4.20  Canadian Subsidiary Debenture, dated as of June 30,  Filed as Exhibit 4.20 to the Registration Statement
               1997, made by Westcan Pharmaceuticals Ltd. in        on Form S-4 and incorporated herein by reference.
               favor of The Bank of Nova Scotia, on its own
               behalf and as agent for the Canadian secured
               parties, as defined therein in the amount of
               $75,000,000.

       4.21  Mortgage, Assignment of Leases and Rents, Security   Filed as Exhibit 4.21 to the Registration Statement
               Agreement and Fixture Filing, dated as of June       on Form S-4 and incorporated herein by reference.
               30, 1997 from LHP, as Mortgagor, to The Bank of
               Nova Scotia, as agent, relating to the property
               located at 3532 West 47th Place, Chicago,
               Illinois, as amended by the First Amendment to
               the Mortgage, Assignment of Leases and Rents,
               Security Agreement and Fixture Filing dated as of
               July 31, 1997.

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

       4.23  Mortgage, Assignment of Leases and Rents, Security   Filed as Exhibit 4.23 to the Registration Statement
               Agreement and Fixture Filing, dated as of June       on Form S-4 and incorporated herein by reference.
               30, 1997 from LHP, as Mortgagor, to The Bank of
               Nova Scotia, as agent, relating to the property
               located at 2300 Badger Lane, Madison, Wisconsin.

  EXHIBIT
  NUMBER                     EXHIBIT DESCRIPTION                                    CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
       4.24  Leasehold Deed of Trust, Assignment of Leases and    Filed as Exhibit 4.24 to the Registration Statement
               Rents, Security Agreement and Fixture Filing,        on Form S-4 and incorporated herein by reference.
               dated June 30, 1997 from LHP, as Trustor, in
               favor of Lawyers Title Company of California as
               Trustee, for the benefit of The Bank of Nova
               Scotia, as agent, relating to the property
               located at 7366 Orangewood Avenue, Garden Grove,
               California.

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

      10.2   Restated Standard Indemnity Agreement, dated         Filed as Exhibit 10.2 to the Registration Statement
               September 1, 1992 between Showa Denko America        on Form S-4 and incorporated herein by reference.
               Inc. and LHP Holdings Corp. (now LHP).

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

      10.9   Lease, dated as of October 4, 1993, by and between   Filed as Exhibit 10.9 to the Registration Statement
               Watson Land Company ("Watson") and LHP, related      on Form S-4 and incorporated herein by reference.
               to a premise located at 810 East 233rd Street,
               Carson, California.

      10.10  Lease, dated as of October 4, 1993, by and between   Filed as Exhibit 10.10 to the Registration
               Watson and LHP, related to a premise located at      Statement on Form S-4 and incorporated herein by
               901 East 233rd Street, Carson, California.           reference.

      10.11  Sublease, dated as of October 8, 1993 by and         Filed as Exhibit 10.11 to the Registration
               between Teledyne, Inc. and LHP, related to a         Statement on Form S-4 and incorporated herein by
               premise located at 901 East 233rd Street, Carson,    reference.
               California.

  EXHIBIT
  NUMBER                     EXHIBIT DESCRIPTION                                    CROSS REFERENCE
-----------  ---------------------------------------------------  ---------------------------------------------------
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

      10.15  Severance Benefit Agreement, dated as of November    Filed as Exhibit 10.15 to the Registration
               21, 1991, by and between LHP and Gale K.             Statement on Form S-4 and incorporated herein by
               Bensussen.                                           reference.

      10.16  Severance Benefit Agreement, dated as of May 30,     Filed as Exhibit 10.16 to the Registration
               1997, by and between LHP and William B. Towne.       Statement on Form S-4 and incorporated herein by
                                                                    reference.

      10.17  Severance Benefit Agreement, dated as of November    Filed as Exhibit 10.17 to the Registration
               21, 1991, by and between LHP and Kevin J.            Statement on Form S-4 and incorporated herein by
               Lanigan.                                             reference.

      10.19  Net Lease, dated as of October 14, 1997, by and      Filed as Exhibit 10.19 to the Registration
               between MIT Unsecured, L.P. and LHP, related to a    Statement on Form S-4 and incorporated herein by
               premise located in York County, South Carolina.      reference.

      10.20  Stockholders Agreement, dated as of June 30, 1997,   Filed as Exhibit 10.1 to the Quarterly Report on
               among Leiner Health Products Group Inc., North       Form 10-Q of Leiner Health Products Inc. for the
               Castle Partners I, L.L.C., AEA Investors Inc.,       Quarter Ended December 31, 1997, and incorporated
               and each other person who is or becomes a party      herein by reference.
               thereto.

      10.21  Stock Purchase Plan of Leiner Health Products Group  Filed as Exhibit 10.2 to the Quarterly Report on
               Inc. as adopted by the Board of Directors of         Form 10-Q of Leiner Health Products Inc. for the
               Leiner Health Products Group Inc. on November 17,    Quarter Ended December 31, 1997, and incorporated
               1997.                                                herein by reference.

      12.1   Computation of Ratio of Earnings to Fixed Charges.   Filed as an exhibit hereto.

      12.2   Computation of EBITDA to Interest Expense.           Filed as an exhibit hereto.

      21     List of Subsidiaries of the Registrant.              Filed as an exhibit hereto.

      27     Financial Data Schedule--March 31, 1999              Filed as an exhibit hereto.

    (b) Reports on Form 8-K: None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Leiner Health Products Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carson, State of California, on the 29th day of June, 1999.

                                LEINER HEALTH PRODUCTS INC.

                                By:             /s/ WILLIAM B. TOWNE
                                     -----------------------------------------
                                               Name: William B. Towne
                                          Title: Executive Vice President,
                                       Chief Financial Officer, Secretary and
                                                      Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ ROBERT M. KAMINSKI      Chief Executive Officer,
------------------------------    Director (Principal          June 29, 1999
      Robert M. Kaminski          Executive Officer)

                                Executive Vice President,
     /s/ WILLIAM B. TOWNE         Chief Financial Officer
------------------------------    and Director (Principal      June 29, 1999
       William B. Towne           Financial and Accounting
                                  Officer)

    /s/ GALE K. BENSUSSEN
------------------------------  President and Director         June 29, 1999
      Gale K. Bensussen

                          LEINER HEALTH PRODUCTS INC.
                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors........................................................  F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998.............................  F-3
Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and
  1997................................................................................  F-4
Consolidated Statements of Shareholder's Equity (Deficit) for the years ended March
  31, 1999, 1998 and 1997.............................................................  F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1999, 1998 and
  1997................................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Leiner Health Products Inc.

    We have audited the accompanying consolidated balance sheets of Leiner Health Products Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leiner Health Products Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
May 13, 1999

                          LEINER HEALTH PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                            ASSETS
Current assets:
  Cash and cash equivalents.............................................  $      77  $   1,026
  Accounts receivable, net of allowances of $4,722 and $4,713 at March
    31, 1999 and 1998, respectively.....................................    127,127     89,358
  Inventories...........................................................    151,605    137,853
  Prepaid expenses and other current assets.............................     10,738     10,876
                                                                          ---------  ---------
    Total current assets................................................    289,547    239,113
Property, plant and equipment, net......................................     61,241     48,899
Goodwill, less accumulated amortization of $10,442 and $8,790 at March
  31, 1999 and 1998, respectively.......................................     54,334     56,412
Deferred financing charges..............................................     10,565     11,465
Other noncurrent assets.................................................      9,851      9,937
                                                                          ---------  ---------
    Total assets........................................................  $ 425,538  $ 365,826
                                                                          ---------  ---------
                                                                          ---------  ---------
                            LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
  Bank checks outstanding, less cash on deposit.........................  $   6,539  $   3,730
  Current portion of long-term debt.....................................      4,068      1,733
  Accounts payable......................................................     82,244     93,226
  Customer allowances payable...........................................      9,603     14,063
  Accrued compensation and benefits.....................................     11,120     10,132
  Other accrued expenses................................................      9,350     10,174
                                                                          ---------  ---------
    Total current liabilities...........................................    122,924    133,058
Long-term debt..........................................................    317,859    257,059
Other noncurrent liabilities............................................      4,253      4,597
Minority interest in subsidiary.........................................     --          1,028
Commitments and contingent liabilities
Shareholder's deficit:
  Common stock, $1 par value: 1,000 shares authorized, issued and
    outstanding at March 31, 1999 and 1998..............................          1          1
  Capital in excess of par value........................................      1,851      1,825
  Accumulated deficit, including charges from recapitalization of Parent
    of $31,543..........................................................    (21,297)   (31,604)
  Accumulated other comprehensive loss..................................        (53)      (138)
                                                                          ---------  ---------
    Total shareholder's deficit.........................................    (19,498)   (29,916)
                                                                          ---------  ---------
    Total liabilities and shareholder's deficit.........................  $ 425,538  $ 365,826
                                                                          ---------  ---------
                                                                          ---------  ---------

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED MARCH 31,
                                                                -------------------------------
                                                                  1999       1998       1997
                                                                ---------  ---------  ---------
Net sales.....................................................  $ 626,916  $ 502,110  $ 392,786
Cost of sales.................................................    463,607    368,599    288,579
                                                                ---------  ---------  ---------
Gross profit..................................................    163,309    133,511    104,207
Marketing, selling and distribution expenses..................     76,895     62,626     51,477
General and administrative expenses...........................     37,419     29,462     21,219
Amortization of goodwill......................................      1,670      1,663      1,514
Closure of facilities and impairment of long-lived assets.....        380      1,221      1,416
Expenses related to recapitalization of parent................         --     32,808         --
Management reorganization.....................................         --         --      1,000
Other (income) charges........................................       (304)     1,285        878
                                                                ---------  ---------  ---------
Operating income..............................................     47,249      4,446     26,703
Other expenses................................................        176         64         --
Interest expense, net.........................................     28,732     19,494      8,281
                                                                ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item......     18,341    (15,112)    18,422
Provision for income taxes before extraordinary item..........      8,034      1,196      8,028
                                                                ---------  ---------  ---------
Income (loss) before extraordinary item.......................     10,307    (16,308)    10,394
Extraordinary loss on the early extinguishment of debt, net of income taxes of $761 and $1,833 for the years ended March
  31, 1998 and 1997, respectively.............................         --      1,109      2,756
                                                                ---------  ---------  ---------
Net income (loss).............................................  $  10,307  $ (17,417) $   7,638
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                                        CAPITAL                         ACCUMULATED
                                                 COMMON STOCK          IN EXCESS       RETAINED            OTHER
                                          --------------------------    OF PAR         EARNINGS        COMPREHENSIVE
                                            SHARES        AMOUNT         VALUE        (DEFICIT)            LOSS
                                          -----------  -------------  -----------  ----------------  -----------------
Balance at March 31, 1996...............       1,000     $       1     $  62,966      $    9,718         $      --
Net income..............................          --            --            --           7,638                --
Translation adjustment..................          --            --            --              --              (173)
  Comprehensive income..................          --            --            --              --                --
                                                                --
                                               -----                  -----------       --------               ---
Balance at March 31, 1997...............       1,000             1        62,966          17,356              (173)
Net loss................................          --            --            --         (17,417)               --
Translation adjustment..................          --            --            --              --                35
  Comprehensive loss....................          --            --            --              --                --
Recapitalization of parent..............          --            --       (62,966)        (31,543)               --
Capital contribution from parent........          --            --         1,825              --                --
                                                                --
                                               -----                  -----------       --------               ---
Balance at March 31, 1998...............       1,000             1         1,825         (31,604)             (138)
Net income..............................          --            --            --          10,307                --
Translation adjustment..................          --            --            --              --                85
  Comprehensive income..................          --            --            --              --                --
Capital contribution from parent........          --            --            26              --                --
                                                                --
                                               -----                  -----------       --------               ---
Balance at March 31, 1999...............       1,000     $       1     $   1,851      $  (21,297)        $     (53)
                                                                --
                                                                --
                                               -----                  -----------       --------               ---
                                               -----                  -----------       --------               ---

                                              TOTAL
                                          SHAREHOLDER'S
                                             EQUITY
                                            (DEFICIT)
                                          -------------
Balance at March 31, 1996...............   $    72,685
Net income..............................         7,638
Translation adjustment..................          (173)
                                          -------------
  Comprehensive income..................         7,465

                                          -------------
Balance at March 31, 1997...............        80,150
Net loss................................       (17,417)
Translation adjustment..................            35
                                          -------------
  Comprehensive loss....................       (17,382)
Recapitalization of parent..............       (94,509)
Capital contribution from parent........         1,825

                                          -------------
Balance at March 31, 1998...............       (29,916)
Net income..............................        10,307
Translation adjustment..................            85
                                          -------------
  Comprehensive income..................        10,392
Capital contribution from parent........            26

                                          -------------
Balance at March 31, 1999...............   $   (19,498)

                                          -------------
                                          -------------

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 YEARS ENDED MARCH 31,
                                                                            -------------------------------
                                                                              1999       1998       1997
                                                                            ---------  ---------  ---------
OPERATING ACTIVITIES
Net income (loss).........................................................  $  10,307  $ (17,417) $   7,638
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
  Depreciation............................................................      8,281      7,666      5,542
  Amortization............................................................      7,896      7,014      7,058
  Deferred income taxes...................................................        130     (4,722)       270
  Stock option compensation expense.......................................     --          8,300         99
  Extraordinary loss on the early extinguishment of debt..................     --          1,870      4,589
  Translation adjustment..................................................        (85)       (35)       173
  Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable...................................................    (37,990)   (11,992)    (7,371)
    Inventories...........................................................    (14,390)   (51,205)    (8,694)
    Bank checks outstanding, less cash on deposit.........................      2,868     (6,654)     7,979
    Accounts payable......................................................    (10,791)    31,766      5,418
    Customer allowances payable...........................................     (4,438)     7,431      1,161
    Accrued compensation and benefits.....................................      1,015      4,232      1,484
    Other accrued expenses................................................       (488)     4,055       (710)
    Other.................................................................       (656)     1,236     (1,469)
                                                                            ---------  ---------  ---------
Net cash (used in) provided by operating activities.......................    (38,341)   (18,455)    23,167
INVESTING ACTIVITIES
Additions to property, plant and equipment, net...........................    (17,491)   (14,427)    (3,540)
Acquisition of business, net of cash acquired.............................     --         --         (2,420)
Increase in other noncurrent assets.......................................     (4,161)    (4,513)    (2,542)
                                                                            ---------  ---------  ---------
Net cash used in investing activities.....................................    (21,652)   (18,940)    (8,502)
FINANCING ACTIVITIES
Net borrowings under bank revolving credit facility.......................      4,114     65,316     --
Borrowings under bank term credit facility................................     59,763     85,000     --
Payments under bank term credit facility..................................     (1,444)      (638)    --
Net (payments) borrowings under former bank line of credit................     --       (100,405)    47,247
Capital contribution from parent..........................................         26      1,825     --
Repurchase of minority interest...........................................       (947)    (3,599)    --
Increase in deferred financing charges....................................       (995)   (10,238)    (1,721)
Repayment of senior notes, including prepayment penalty...................     --         --        (49,097)
Increase in other long-term debt..........................................     --         --          2,270
Payments on other long-term debt..........................................     (1,511)    (1,143)   (12,493)
                                                                            ---------  ---------  ---------
Net cash provided by (used in) financing activities.......................     59,006     36,118    (13,794)
Effect of exchange rate changes...........................................         38        237       (216)
                                                                            ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents......................       (949)    (1,040)       655
Cash and cash equivalents at beginning of year............................      1,026      2,066      1,411
                                                                            ---------  ---------  ---------
Cash and cash equivalents at end of year..................................  $      77  $   1,026  $   2,066
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND OPERATIONS

    Leiner Health Products Inc. (the "Company") is primarily involved in a single business segment, the manufacture and distribution of vitamins, over-the-counter drugs and other health and beauty aid products to mass market retailers and through other channels, primarily in the United States and Canada. The Company is a wholly owned subsidiary of PLI Holdings Inc. ("PLI Holdings"), which operates solely as a holding company and which is itself a wholly owned subsidiary of Leiner Health Products Group Inc. ("Leiner Group"). These consolidated financial statements include the accounts of the Company and its subsidiaries, including VH Holdings Inc., a holding company which owns Vita Health Products Inc. ("Vita Health").

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

OTHER ASSETS

    Goodwill, representing the excess of the purchase price over the fair values of the net assets of acquired entities, is being amortized over the period of expected benefit ranging from 35 to 40 years. Deferred financing charges are being amortized based on the principal balance outstanding using the effective interest method. Other intangible assets are being amortized over the period of expected benefit of 15 years. Incentives provided to customers to secure long-term sales agreements (primarily cash advances and credit memos to be applied against purchases under the contract) are amortized over the terms of the agreements or as related sales are recognized. Amounts deferred under such agreements totaled $6,488,000 and $6,528,000 as of March 31, 1999 and 1998, respectively.

LONG-LIVED ASSETS

    The Company reviews for impairment long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. Goodwill that is not associated with specific assets that are impaired is assessed for impairment when impairment indicators are present and reduced to its estimated fair value if less than its carrying value.

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

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 1999, 1998 and 1997 was $8,127,000, $8,150,000 and
$11,257,000, respectively.

                          LEINER HEALTH PRODUCTS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In fiscal 1999, the Company adopted Financial Accounting Standard Board ("FASB") Statement No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by and/or distributions to shareholders. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position, results of operations or cash flows.

    In April 1998, the Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE (SOP No. 98-1). SOP No. 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In the prior year, the Company expensed such costs as incurred. The adoption of SOP No. 98-1 had no material effect on the Company's consolidated financial position as of March 31, 1999 or its consolidated results of operations for the year then ended.

    In April 1998, the AICPA issued Statement of Position No. 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES (SOP No. 98-5). SOP No. 98-5 requires that all start-up expenses be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP No. 98-5 in fiscal 2000, and does not expect its application to have a material impact on its consolidated financial position or results of operations.

    In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on its consolidated financial position or consolidated results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1998 and 1997 consolidated financial statements to conform with the fiscal 1999 presentation.

3. RECAPITALIZATION

    On June 30, 1997, Leiner Group completed a leveraged recapitalization transaction ("Recapitalization"). This transaction was effected through receipt of an equity investment from North Castle Partners I, L.L.C. ("North Castle"), an investment fund formed by Mr. Charles F. Baird, Jr. to effect the Recapitalization. Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211,100,000, issued $80,400,000 of new shares of the recapitalized Leiner Group to North Castle, issued $85,000,000 of Senior Subordinated Notes (the "Notes"), and established a $210,000,000 senior secured credit facility (the "Credit Facility") that provided for both term and revolving credit borrowings. Immediately upon consummation of the Recapitalization, the obligations of Leiner Group under the Notes and the Credit Facility were assigned to and assumed by the Company. The Recapitalization was accounted for as a recapitalization of Leiner Group which had no impact on the historical basis of assets and liabilities as reflected in the Company's consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

3. RECAPITALIZATION (CONTINUED)
    In connection with the Recapitalization, the Company wrote off $1,109,000 of deferred financing charges, net of income taxes of $761,000, as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1998. Additionally in connection with the Recapitalization, the Company incurred expenses of $32,808,000 consisting of $11,954,000 related to Leiner Group's capital raising activities, transaction bonuses granted to certain management personnel in the aggregate amount of approximately $5,199,000 and compensation expense related to the in-the-money value of stock options of approximately $15,655,000. The compensation expense represented the excess of the fair market value of the underlying common stock over the exercise price of the options canceled in connection with the Recapitalization.

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
                                                                   ---------
                                                                   $(102,809)
                                                                   ---------
                                                                   ---------

    Of this amount, $8,300,000 is reflected in expenses related to Recapitalization of parent in the accompanying consolidated statement of operations for fiscal 1998, with the remainder first applied against capital in excess of par value until that was exhausted and then against retained earnings (deficit).

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

    As part of the acquisition purchase price, the Company issued approximately 46,037 shares of Class A preferred stock and approximately 17,511 shares of Class B preferred stock in VH Holdings Inc., a subsidiary of the Company. The Class A preferred stock had an aggregate redemption value of approximately $3,418,000 and the Class B preferred stock had an aggregate redemption value of approximately $1,300,000. A portion of the minority preferred stock interest in VH Holdings Inc., aggregating $3,690,000, was redeemed in connection with the Recapitalization. The remaining portion of outstanding preferred stock was redeemed for cash of $1,028,000 in April 1998. This minority preferred stock had been classified as minority interest in subsidiary in the accompanying consolidated balance sheets.

                          LEINER HEALTH PRODUCTS INC.

5. CLOSURE OF FACILITIES, LONG-LIVED ASSET IMPAIRMENT AND MANAGEMENT REORGANIZATION

    In April 1999, the Company announced the closure of its Madison, Wisconsin facility by July 1999. As a result, the Company expects to incur a $1.0 million charge in the first quarter of fiscal 2000 primarily for severance and other costs related to the closure.

    During the year ended March 31, 1998, the Company's Board of Directors approved a plan to close the West Unity, Ohio facility during the summer of 1998. Estimated closure costs of $1,221,000 were recorded in the year ended March 31, 1998, of which $754,000 related to severance costs and $467,000 related to other closure costs. Such costs were paid in fiscal 1999 and additional related closure costs totaling $380,000 were expensed in fiscal 1999 as incurred.

    During the year ended March 31, 1997, the Company closed its over-the-counter (OTC) liquids pharmaceutical manufacturing facility and out-sourced this production to a third party. The costs incurred of $1,416,000 included the write-off of fixed assets ($826,000) and closure costs ($590,000). In addition, an inventory write-down of $499,000 was made and is included in cost of sales.

    During the year ended March 31, 1997, the Company reorganized the management team. Expenses of $1,000,000 include severance expense for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development and include the hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

6. COMPOSITION OF CERTAIN BALANCE SHEET ITEMS

                                                               MARCH 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Inventories:
  Raw materials, bulk vitamins and packaging
    materials...........................................  $  86,925  $  83,475
  Work-in-process.......................................     12,717      9,832
  Finished products.....................................     51,963     44,546
                                                          ---------  ---------
                                                          $ 151,605  $ 137,853
                                                          ---------  ---------
                                                          ---------  ---------

        Property, plant and equipment:

                                                      DEPRECIABLE LIVES
                                                      -----------------
                                                           (YEARS)
Land................................................             --      $      713  $      729
Buildings and improvements..........................          31-40           5,006       5,143
Leasehold improvements..............................           7-40          20,352      11,013
Machinery and equipment.............................           3-20          62,870      54,318
Furniture and fixtures..............................           3-10           5,764       4,783
                                                                         ----------  ----------
                                                                             94,705      75,986
Less accumulated depreciation and amortization......                        (33,464)    (27,087)
                                                                         ----------  ----------
                                                                         $   61,241  $   48,899
                                                                         ----------  ----------
                                                                         ----------  ----------

                          LEINER HEALTH PRODUCTS INC.

7. SUPPLEMENTARY CASH FLOW INFORMATION

                                                        YEARS ENDED MARCH 31,
                                                   -------------------------------
                                                     1999       1998       1997
                                                   ---------  ---------  ---------
                                                           (IN THOUSANDS)
Cash paid during the year for:
  Interest.......................................  $  27,188  $  17,990  $  11,248
  Income taxes, net of refunds received..........      6,845      2,942      5,603

    A capital lease obligation of $3,417,000 was incurred in the year ended March 31, 1999 when the Company entered into leases for new computer hardware and software.

8. LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                               MARCH 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Credit Facility:
  Revolving facility....................................  $  88,786  $  85,513
  Term facility.........................................    142,319     84,363
                                                          ---------  ---------
  Total credit facility.................................    231,105    169,876
Capital lease obligations...............................      5,822      3,916
Senior subordinated notes...............................     85,000     85,000
                                                          ---------  ---------
                                                            321,927    258,792
Less current portion....................................     (4,068)    (1,733)
                                                          ---------  ---------
  Total long-term debt..................................  $ 317,859  $ 257,059
                                                          ---------  ---------
                                                          ---------  ---------

CREDIT FACILITY

    On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement consists of two U.S. term loans due December 30, 2004 and December 30, 2005 in the amounts of $68,000,000 and $65,000,000, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. Amounts outstanding under the credit facility in place at March 31, 1998 were refinanced with the proceeds from the Amended Credit Agreement. The terms, conditions and restrictions of the Amended Credit Agreement are consistent with the terms, conditions and restrictions of the credit facility as previously in effect.

    Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the lender's base rate (7.75% at March 31, 1999), the lender's Canadian prime rate (6.75% at March 31, 1999), LIBOR (4.94% at March 31, 1999) or the lender's banker's acceptance rate (4.85% at March 31, 1999), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated EBITDA

                          LEINER HEALTH PRODUCTS INC.

8. LONG-TERM DEBT (CONTINUED)
(as defined in the Amended Credit Agreement) and varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR- or banker's acceptance-based loans and from zero to 1.5% for alternate base rate-or Canadian prime rate-based loans, and (b) for the two Term B loans and the one Term C loan under the Term Facility, from 2.125% to 2.875% or 2.25% to 3.0%, respectively, for LIBOR-based loans and from 1.125% to 1.875% or 1.25% to 2.0%, respectively, for alternate base rate-based loans. As of March 31, 1999, the Company's interest rates were 7.5% for U.S. borrowings and 7.9% for Canadian borrowings under the Amended Credit Agreement. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving credit facility based on the Company's leverage ratio.

    The obligations of the Company under the U.S. portion of the Revolving Facility and Term Facility are guaranteed by the direct parent of the Company, PLI Holdings, and by any direct or indirect U.S. subsidiaries of the Company. The obligations of Vita Health under the Canadian portion of the Revolving Facility and Term Facility are guaranteed by the Company, PLI Holdings, the Company's direct or indirect U.S. subsidiaries and direct or indirect subsidiaries of Vita Health. The Amended Credit Agreement is also secured by substantially all the assets of the Company and any of its direct or indirect U.S. subsidiaries, all of the stock of the Company and any such direct or indirect U.S. subsidiaries, and 65% of the common stock of any direct non-U.S. subsidiaries of the Company and its U.S. subsidiaries. The Canadian portion of the Revolving Facility and Term Facility is also secured by substantially all the assets of Vita Health, its direct and indirect Canadian parents and any direct or indirect non-U.S. subsidiaries of the Company, and all of the common stock of any such direct or indirect non-U.S. subsidiaries. The Revolving Facility also allows the Company to issue up to $43,616,000 in letters of credit in lieu of borrowing on the Revolving Facility. As of March 31, 1999, the Company had $4,825,000 of letters of credit outstanding, and had $31,389,000 available for borrowing under the Revolving Facility.

    On July 30, 1997, the Company entered into an interest protection arrangement covering $29,460,000 of its borrowings under the Amended Credit Agreement. Under this arrangement, the Company obtained a fixed interest rate of 6.17% on LIBOR, instead of the fluctuating rate as described above and pays a fee of approximately $19,300 per annum. That fee is charged to interest expense as incurred and payments received as a result of the cap are accrued as a reduction of interest expense on the floating-rate borrowings under the Amended Credit Agreement. The agreement expires July 30, 2000.

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

CAPITAL LEASE OBLIGATIONS

    The capital lease obligations are payable in variable monthly installments through January 2002, bear interest at effective rates ranging from 6.9% to 12.3% and are secured by equipment with a net book value of approximately $6,805,000 and $4,321,000 at March 31, 1999 and 1998, respectively.

                          LEINER HEALTH PRODUCTS INC.

8. LONG-TERM DEBT (CONTINUED)
COVENANTS AND MINIMUM PAYMENTS

    Provisions of certain of the Company's credit agreements include terms, among others, that require the Company to maintain certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. Furthermore, the agreements restrict indebtedness and expenditures for dividend distributions, certain capital expenditures and investments. A change of control, as defined, will constitute a default under the Amended Credit Agreement. As of March 31, 1999, the Company was in compliance with the covenants and conditions of the Amended Credit Agreement.

    Principal and interest payments on long-term debt through fiscal 2004 and thereafter are (in thousands):

FISCAL YEAR                                       PRINCIPAL  INTEREST     TOTAL
------------------------------------------------  ---------  ---------  ---------
2000............................................  $   4,068  $     436  $   4,504
2001............................................      4,114        140      4,254
2002............................................      1,972         16      1,988
2003............................................      1,444         --      1,444
2004............................................     36,578         --     36,578
Thereafter......................................    273,751         --    273,751
                                                  ---------  ---------  ---------
  Total.........................................  $ 321,927  $     592  $ 322,519
                                                  ---------  ---------  ---------
                                                  ---------  ---------  ---------

RETIREMENT OF DEBT

    In connection with the establishment of a new credit agreement on June 30, 1997, the previous borrowings were retired and unamortized debt issuance costs of $1,870,000 were written off and included in the consolidated statement of operations as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1998.

    In connection with a new credit agreement on January 30, 1997, the previous borrowings were retired and the unamortized debt issuance costs of $492,000 were written off and included in the consolidated statement of operations as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1997. In addition, certain senior notes were prepaid in full on January 30, 1997, along with accrued interest and a prepayment charge of $4,097,000 which is included in the consolidated statement of operations as an extraordinary loss on the early extinguishment of debt in the year ended March 31, 1997.

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

                          LEINER HEALTH PRODUCTS INC.

9. INCOME TAXES (CONTINUED)
    Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated realizable amounts. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities.

    Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                                                   MARCH 31,
                                                              --------------------
                                                                1999       1998
                                                              ---------  ---------
Deferred tax assets:
  Compensation accruals.....................................  $   4,637  $   4,125
  Allowances for doubtful accounts and sales returns........      1,696      1,773
  Inventory obsolescence reserves...........................      1,656      1,604
  Inventory capitalization..................................        608        656
  Other.....................................................         --        420
                                                              ---------  ---------
Total deferred tax assets...................................      8,597      8,578
Deferred tax liabilities:
  Fixed assets book versus tax basis difference.............     (2,133)    (2,600)
  Other.....................................................       (609)        --
                                                              ---------  ---------
Total deferred tax liabilities..............................     (2,742)    (2,600)
                                                              ---------  ---------
Deferred tax assets, net of deferred tax liabilities........  $   5,855  $   5,978
                                                              ---------  ---------
                                                              ---------  ---------

    At March 31, 1999 and 1998, prepaid expense and other current assets in the accompanying consolidated balance sheets include deferred tax assets of $7,988,000 and $8,578,000, respectively, and other noncurrent liabilities include deferred tax liabilities of $2,133,000 and $2,600,000, respectively.

    The following is a reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate before extraordinary item:

                                                                     YEARS ENDED MARCH 31,
                                                             -------------------------------------
                                                                1999         1998         1997
                                                                -----        -----        -----
Tax at U.S. statutory rates................................          35%         (35)%         35%
State income taxes, net of Federal tax benefit.............           5           --            6
Goodwill amortization......................................           3            3            3
Higher effective income taxes of other countries...........           1            2           --
Recapitalization expense...................................          --           28           --
Tax contingency reserve....................................          --           10           --
                                                                     --           --           --
                                                                     44%           8%          44%
                                                                     --           --           --
                                                                     --           --           --

                          LEINER HEALTH PRODUCTS INC.

9. INCOME TAXES (CONTINUED)
    United States and foreign income (loss) before taxes and extraordinary item are as follows (in thousands):

                                                       YEARS ENDED MARCH 31,
                                                  -------------------------------
                                                    1999       1998       1997
                                                  ---------  ---------  ---------
U.S.............................................  $  16,133  $ (17,171) $  17,971
Foreign.........................................      2,208      2,059        451
                                                  ---------  ---------  ---------
                                                  $  18,341  $ (15,112) $  18,422
                                                  ---------  ---------  ---------
                                                  ---------  ---------  ---------

    Significant components of the provision for income taxes are (in thousands):

                                                           YEARS ENDED MARCH 31,
                                                      -------------------------------
                                                        1999       1998       1997
                                                      ---------  ---------  ---------
Current:
  Federal...........................................  $   5,641  $   4,344  $   6,622
  State.............................................      1,306        592        954
  Foreign...........................................        964        982        182
                                                      ---------  ---------  ---------
    Total current...................................      7,911      5,918      7,758
Deferred:
  Federal...........................................        147     (4,071)      (131)
  State.............................................          3       (681)       401
  Foreign...........................................        (27)        30         --
                                                      ---------  ---------  ---------
    Total deferred..................................        123     (4,722)       270
                                                      ---------  ---------  ---------
  Provision for income taxes before extraordinary
    item............................................      8,034      1,196      8,028
Tax benefit from extraordinary loss:
  Federal...........................................         --       (663)    (1,833)
  Foreign...........................................         --        (98)        --
                                                      ---------  ---------  ---------
  Total tax benefit from extraordinary loss.........         --       (761)    (1,833)
                                                      ---------  ---------  ---------
    Total provision for income taxes................  $   8,034  $     435  $   6,195
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

10. EMPLOYEE BENEFITS

STOCK OPTION PLAN

    Leiner Group's Stock Option Plan, as amended in 1997, provides for the issuance of nonqualified stock options to certain key employees and directors to purchase up to 127,222 shares of Leiner Group's common stock. Options granted are at exercise prices as determined by Leiner Group's Board of Directors, but not less than $100 per share. Options generally vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant, and expire no later than ten years from the date of grant.

                          LEINER HEALTH PRODUCTS INC.

10. EMPLOYEE BENEFITS (CONTINUED)

    Pro forma information regarding net income (loss) is required by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which also requires that the information be determined as if Leiner Group accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method per that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Leiner Group's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    In calculating pro forma information regarding net income (loss), the fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                                1999         1998         1997
                                                                -----        -----        -----
Risk free interest rate....................................         6.0%         5.8%         6.0%
Expected option life.......................................         8.4          9.3          6.0
Volatility.................................................         0.0          0.0          0.0
Dividend yield.............................................         0.0          0.0          0.0

    The pro forma net income (loss) for the years ended March 31, 1999, 1998 and 1997 was $9,734,000, $(18,571,000) and $7,377,000, respectively.

                          LEINER HEALTH PRODUCTS INC.

10. EMPLOYEE BENEFITS (CONTINUED)
    Activity under the Stock Option Plan for the years ended March 31, 1999, 1998 and 1997 is set forth below:

                                                                 OPTIONS OUTSTANDING
                                                    ----------------------------------------------
                                                                                       WEIGHTED
                                                     SHARES                             AVERAGE
                                                    AVAILABLE   NUMBER      PRICE      EXERCISE
                                                    FOR GRANT  OF SHARES  PER SHARE      PRICE
                                                    ---------  ---------  ---------  -------------
Balance at March 31, 1996.........................         --    100,000  $ 100-145    $     107
Common shares reserved for issuance...............     75,000         --         --           --
Options granted...................................     (6,074)     6,074        175          175
Options canceled..................................      6,074     (6,074)   100-145          107
                                                    ---------  ---------  ---------        -----
Balance at March 31, 1997.........................     75,000    100,000    100-175          111
Common shares reserved for issuance...............    122,222         --         --           --
Common shares canceled for issuance...............    (75,000)        --         --           --
Options granted...................................   (113,806)   113,806        100          100
Options exercised.................................         --   (100,000)   100-175          111
Options canceled..................................      3,288     (3,288)       100          100
                                                    ---------  ---------  ---------        -----
Balance at March 31, 1998.........................     11,704    110,518        100          100
Common shares reserved for issuance...............      5,000         --         --           --
Options granted...................................    (14,066)    14,066        140          140
Options canceled..................................      1,103     (1,103)   100-140          108
                                                    ---------  ---------  ---------        -----
Balance at March 31, 1999.........................      3,741    123,481  $ 100-140    $     104
                                                    ---------  ---------  ---------        -----
                                                    ---------  ---------  ---------        -----

    Options exercisable at March 31, 1999, 1998 and 1997 were 58,352, 27,992 and 86,721, respectively. The weighted-average fair values of options granted during the years ended March 31, 1999, 1998 and 1997 were $74, $41 and $52, respectively. The weighted average remaining contractual life was 8.4 years as of March 31, 1999.

CONTRIBUTORY RETIREMENT PLANS

    The Company has contributory retirement plans that cover substantially all of the Company's employees who meet minimum service requirements. The Company's contributions to the plans are discretionary and are determined and funded annually by Leiner Group's Board of Directors. The Company's contributions totaled $1,541,000, $1,304,000 and $1,109,000 for the plan years ended March 31, 1999, 1998 and 1997, respectively.

11. RELATED PARTY TRANSACTIONS

    Under a Management Agreement dated as of May 4, 1992 by and between the Company and AEA Investors Inc. ("AEA"), one of the Leiner Group's shareholders, the Company paid AEA management fees of $88,000 and $350,000 during the two years ended March 31, 1998 and 1997, respectively, in exchange for advisory and consulting services rendered in connection with certain financial, management and other matters relating to the business and operations of the Company. The annual management fees were included in other charges in the accompanying consolidated statements of operations.

                          LEINER HEALTH PRODUCTS INC.

11. RELATED PARTY TRANSACTIONS (CONTINUED)
    Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA was terminated, and Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. ("Baird Investment"). In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment ceases to be the managing member of North Castle, or upon the earliest of June 30, 2007 or the date that North Castle terminates before that date. During the two years ended March 31, 1999 and 1998, the management fee and expenses paid to the Sponsor, totaling $1,735,000 and $1,197,000, respectively, were included in other charges in the accompanying consolidated statement of operations. Leiner Group and the Company also paid the Sponsor a transaction fee of $3,500,000 for services relating to arranging, structuring and financing the Recapitalization, and reimbursed the Sponsor's related out-of-pocket expenses during the year ended March 31, 1998.

12. COMMITMENTS

    The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (noncancelable) that expire at various dates through June 2013 and contain renewal options. Total rents charged to operations were $9,212,000, $5,244,000 and $4,755,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

    Minimum future obligations on noncancelable operating leases in effect at March 31, 1999 are (in thousands):

FISCAL YEAR
-------------------------------------------------------------------
2000...............................................................  $   9,277
2001...............................................................      8,728
2002...............................................................      7,920
2003...............................................................      6,702
2004...............................................................      5,713
Thereafter.........................................................     26,926
                                                                     ---------
Total minimum lease payments.......................................  $  65,266
                                                                     ---------
                                                                     ---------

13. CONTINGENT LIABILITIES

L-TRYPTOPHAN

    The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of April 29, 1999, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 671 lawsuits of which 669 have been settled.

    The Company has entered into an agreement (the "Agreement") with the Company's supplier of bulk L-Tryptophan, under which the supplier has agreed to assume the defense of all claims and to pay all

                          LEINER HEALTH PRODUCTS INC.

13. CONTINGENT LIABILITIES (CONTINUED)
settlements and judgments, other than for certain punitive damages, against the Company arising out of the ingestion of L-Tryptophan products. To date, the supplier has funded all settlements and paid all legal fees and expenses incurred by the Company related to these matters. No punitive damages have been awarded or paid in any settlement.

    Of the remaining 2 cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles not to exceed $500,000 in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

OTHER

    The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND PRODUCTS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the drug store, supermarket and discount chain industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. For the years ended March 31, 1999, 1998 and 1997, two customers represented approximately 30% and 11%, 26% and 10%, and 27% and 12%, respectively, of net sales. The Company's top ten customers in the aggregate accounted for approximately 70%, 67% and 69% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively. Sales of vitamins C and E, in the aggregate, accounted for approximately 31%, 36% and 34% of the Company's sales in fiscal 1999, 1998 and 1997, respectively (excluding sales by Vita Health). If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company's results of operations could be materially adversely affected.

15. BUSINESS SEGMENT INFORMATION

    Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131), which superseded Statement of Financial Accounting Standards No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the following disclosure of segment information.

    The Company operated in two reportable segments. One represents the Company's U.S. Operations ("Leiner U.S.") and the other represents the Company's Canadian operations ("Vita Health"). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements and

                          LEINER HEALTH PRODUCTS INC.

15. BUSINESS SEGMENT INFORMATION (CONTINUED) distribute their products primarily through mass market retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and intersgement profit.

    Selected financial information for the Company's reportable segments for the years ended March 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                  LEINER      VITA     INTERSEGMENT   CONSOLIDATED
                                                   U.S.      HEALTH    ELIMINATIONS(1)   TOTALS
                                                 ---------  ---------  -------------  -----------
YEAR ENDED MARCH 31, 1999:
Net sales......................................  $ 590,345  $  39,160    $  (2,589)    $ 626,916
Depreciation and amortization..................     15,387        790           --        16,177
Segment operating income.......................     43,558      3,704          (13)       47,249
Interest expense, net..........................     27,344      1,388           --        28,732
Income tax expense.............................      7,098        936           --         8,034
Segment assets.................................    397,948     28,808       (1,218)      425,538
Expenditures for long lived assets.............     16,118      1,373           --        17,491

YEAR ENDED MARCH 31, 1998:
Net sales......................................  $ 471,444  $  32,767    $  (2,101)    $ 502,110
Depreciation and amortization..................     13,999        681           --        14,680
Segment operating income.......................      1,524(2)     2,955         (33)       4,446
Interest expense, net..........................     18,597        897           --        19,494
Income tax expense.............................        237        980          (21)        1,196
Segment assets.................................    343,663     24,908       (2,745)      365,826
Expenditures for long-lived assets.............     13,860        567           --        14,427

YEAR ENDED MARCH 31, 1997(3):
Net sales......................................  $ 388,222  $   4,564           --     $ 392,786
Depreciation and amortization..................     12,484        116           --        12,600
Segment operating income.......................     26,167        536           --        26,703
Interest expense, net..........................      8,196         85           --         8,281
Income tax expense.............................      7,846        182           --         8,028
Segment assets.................................    265,999     19,889       (1,324)      284,564
Expenditures for long-lived assets.............      3,540         --           --         3,540

------------------------

(1) Intersegment eliminations relate to the intersegment sales and profit.

(2) Includes the effect of the Recapitalization related expenses.

(3) Only includes two months of Vita Health activity since Vita Health was acquired January 30, 1997.

                                                                     SCHEDULE II

                          LEINER HEALTH PRODUCTS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                              CHARGED TO
                                                 BEGINNING       COST                     BALANCE AT
                                                 OF PERIOD   AND EXPENSES   DEDUCTIONS   END OF PERIOD
                                                -----------  -------------  -----------  -------------
Year ended March 31, 1997:
  Accounts receivable allowance...............   $   2,539     $   6,761     $   5,460     $   3,840
  Inventory valuation reserve.................       3,901         4,687         3,837         4,751
Year ended March 31, 1998:
  Accounts receivable allowance...............   $   3,840     $   8,278     $   7,405     $   4,713
  Inventory valuation reserve.................       4,751         7,278         3,433         8,596
Year ended March 31, 1999:
  Accounts receivable allowance...............   $   4,713     $  10,022     $  10,013     $   4,722
  Inventory valuation reserve.................       8,596         6,666         8,300         6,962