Form 10-Q
period 1999-06-30
LEINER HEALTH PRODUCTS INC
filed 1999-08-16
CIK 1043055

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

YES   X                  NO
    -----                   -----

          COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AT AUGUST 11, 1999.

                                  1,000 SHARES

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                           LEINER HEALTH PRODUCTS INC.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


-------------------------------------------------------------------------------





PART I.  Financial Information................................................3

     ITEM 1.  Financial Statements ...........................................3

         Condensed Consolidated Statements of Operations (Unaudited) -
              For the three months ended June 30, 1999 and 1998 ..............3

         Condensed Consolidated Balance Sheets -
              As of June 30, 1999 (Unaudited) and March 31, 1999 .............4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
              For the three months ended June 30, 1999 and 1998 ..............5

         Notes to Condensed Consolidated Financial Statements (Unaudited) ....6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations .................................10

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ....16

PART II.  Other Information .................................................17

SIGNATURE PAGE ............................................................. 18

--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
--------------------------------------------------------------------------------

                          LEINER HEALTH PRODUCTS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
Net sales                                        $    120,899     $   122,323

Cost of sales                                          90,662          88,877
                                                 ------------    ------------

Gross profit                                           30,237          33,446

Marketing, selling and distribution expenses           19,530          17,810

General and administrative expenses                     8,862           8,825

Amortization of goodwill                                  419             419

Closure of facilities                                   1,006             --

Other charges                                             375             477
                                                 ------------    ------------

Operating income                                           45           5,915

Interest expense, net                                   7,160           6,319
                                                 ------------    ------------

Loss before income taxes                               (7,115)           (404)

Benefit for income taxes                               (3,027)           (168)
                                                 ------------    ------------

Net  loss                                        $     (4,088)   $       (236)
                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
--------------------------------------------------------------------------------

                          LEINER HEALTH PRODUCTS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      JUNE 30,          MARCH 31,
                                                                                        1999              1999
                                                                                   ---------------    --------------
                                                                                      UNAUDITED           NOTE 1
ASSETS

Current assets:
     Cash and cash equivalents                                                     $          218     $          77
     Accounts receivable, net                                                              84,314           127,127
     Inventories                                                                          169,665           151,605
     Prepaid expenses and other current assets                                             15,361            10,738
                                                                                   ---------------    --------------
Total current assets                                                                      269,558           289,547

Property, plant and equipment, net                                                         64,484            61,241
Goodwill, net                                                                              54,076            54,334
Deferred financing charges                                                                 10,131            10,565
Other noncurrent assets                                                                    11,605             9,851
                                                                                   ---------------    --------------
Total assets                                                                       $      409,854     $     425,538
                                                                                   ===============    ==============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Bank checks outstanding, less cash on deposit                                 $        4,058     $       6,539
     Current portion of long-term debt                                                      4,371             4,068
     Accounts payable                                                                      74,538            82,244
     Customer allowances payable                                                            7,860             9,603
     Accrued compensation and benefits                                                      7,886            11,120
     Other accrued expenses                                                                 9,052             9,350
                                                                                   ---------------    --------------
Total current liabilities                                                                 107,765           122,924

Long-term debt                                                                            321,353           317,859
Other noncurrent liabilities                                                                4,256             4,253

Commitments and contingent liabilities

Shareholder's deficit:
     Common stock                                                                               1                 1
     Capital in excess of par value                                                         1,851             1,851
     Accumulated deficit                                                                  (25,385)          (21,297)
     Accumulated other comprehensive income (loss)                                             13               (53)
                                                                                   ---------------    --------------
Total shareholder's deficit                                                               (23,520)          (19,498)
                                                                                   ---------------    --------------

Total liabilities and shareholder's deficit                                        $      409,854     $     425,538
                                                                                   ===============    ==============

    See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
--------------------------------------------------------------------------------


                           LEINER HEALTH PRODUCTS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           -------------------------
                                                                                               1999         1998
                                                                                           -----------  ------------
OPERATING ACTIVITIES:
Net loss                                                                                   $   (4,088)  $      (236)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
     Depreciation                                                                               1,992         1,848
     Amortization                                                                               2,204         2,073
     Translation adjustment                                                                       (66)          (21)
     Changes in operating assets and liabilities:
        Accounts receivable                                                                    42,924        18,858
        Inventories                                                                           (17,711)      (66,080)
        Bank checks outstanding, less cash on deposit                                          (2,518)        6,776
        Accounts payable                                                                       (7,821)       18,203
        Customer allowances payable                                                            (1,738)       (1,882)
        Accrued compensation and benefits                                                      (3,244)       (1,593)
        Other accrued expenses                                                                 (3,212)       (2,238)
        Other                                                                                  (1,882)         (612)
                                                                                           -----------  ------------

Net cash provided by (used in) operating activities                                             4,840       (24,904)

INVESTING ACTIVITIES:
Additions to property, plant and equipment, net                                                (5,151)      (12,034)
(Increase) decrease in other noncurrent assets                                                 (2,938)           85
                                                                                           -----------  ------------

Net cash used in investing activities                                                          (8,089)      (11,949)

FINANCING ACTIVITIES:
Net payments under bank revolving credit facility                                             (25,849)      (21,651)
Borrowings under bank term credit facility                                                     30,000        59,763
Payments under bank term credit facility                                                         (361)         (308)
Capital contribution from parent                                                                  --             26
Repurchase of minority interest                                                                   --           (947)
Increase in deferred financing charges                                                            --           (752)
Net payments on other long-term debt                                                             (443)         (268)
                                                                                           -----------  ------------

Net cash provided by financing activities                                                       3,347        35,863

Effect of exchange rate changes                                                                    43           234
                                                                                           -----------  ------------

Net increase (decrease) in cash and cash equivalents                                              141          (756)

Cash and cash equivalents at beginning of period                                                   77         1,026
                                                                                           -----------  ------------

Cash and cash equivalents at end of period                                                 $      218   $       270
                                                                                           ===========  ============


     See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
--------------------------------------------------------------------------------

                           LEINER HEALTH PRODUCTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 1999 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Products Inc. ("Vita Health"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for adjustments recorded in connection with the closure of facilities-Note 8) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

Certain reclassifications have been made to the fiscal 1999 condensed consolidated financial statements to conform with the fiscal 2000 presentation.

2.  INVENTORIES

Inventories consist of the following (in thousands):

                                                                         June 30,         March 31,
                                                                           1999              1999
                                                                      ---------------   ---------------
Raw materials, bulk vitamins and packaging materials ..............   $      105,877    $       86,925
Work-in-process ...................................................           13,288            12,717
Finished products .................................................           50,500            51,963
                                                                      ---------------   ---------------
                                                                      $      169,665    $      151,605
                                                                      ===============   ===============

--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
--------------------------------------------------------------------------------


                           LEINER HEALTH PRODUCTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                   (CONTINUED)


3.  LONG-TERM DEBT

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement, which was amended on June 30, 1999 to include an additional U.S. term loan in the amount of $30,000,000 as described below (the "Credit Agreement"). The Credit Agreement provided for one U.S. term loan due December 30, 2004 in the amount of $68,000,000, two U.S. term loans due December 30, 2005 in the amounts of $65,000,000 and $30,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. The terms, conditions and restrictions of the Credit Agreement are consistent with the terms, conditions and restrictions of the credit facility as previously in effect, with the exception of certain debt covenants.

Borrowings under the Credit Agreement bear interest at floating rates that are based on the agent lender's base rate (7.75% at June 30, 1999), the agent lender's Canadian prime rate (6.25% at June 30, 1999), LIBOR (5.37% at June 30, 1999) or the lender's banker's acceptance rate (4.88% at June 30, 1999), as the case may be, plus an "applicable margin" that is itself based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, (b) for the two Term B loans under the Term Facility, from 2.125% to 2.875% for LIBOR-based loans, and from 1.125% to 1.875% for alternate base rate-based loans and (c) for the one Term C loan and the one Term D loan under the Term Facility, from 2.25% to 3.0% for LIBOR-based loans, and from 1.25% to 2.0% for alternate base rate-based loans. As of June 30, 1999, the Company's weighted average interest rates were 7.82% for U.S. borrowings and 7.29% for Canadian borrowings under the Credit Agreement. In addition to certain agent and up-front fees, the Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the Revolving Facility based on the Company's leverage ratio.

The Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. The Company was in compliance with all such financial covenants as of June 30, 1999. As of June 30, 1999, the Company had $57,071,000 available under its Revolving Facility.

Principal payments on long-term debt as of June 30, 1999 through fiscal 2004 and thereafter are (in thousands):

    Fiscal Year
    -----------
    2000              ..............................................     $     3,492
    2001              ..............................................           4,417
    2002              ..............................................           2,275
    2003              ..............................................           1,747
    2004              ..............................................         100,111
    Thereafter        ..............................................         213,682
                                                                        ------------
       Total          ..............................................     $   325,724
                                                                        ============


--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
--------------------------------------------------------------------------------

                           LEINER HEALTH PRODUCTS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                                  (CONTINUED)

4.  Comprehensive Income

The components of comprehensive loss for the three months ended June 30, 1999 and 1998, are as follows (in thousands):

                                                       Three months ended
                                                            June 30,
                                                --------------------------------
                                                     1999              1998
                                                --------------   ---------------
Net loss ....................................   $      (4,088)   $         (236)
Foreign currency translation adjustment .....              66                21
                                                --------------   ---------------
Comprehensive loss ..........................   $      (4,022)   $         (215)
                                                ==============   ===============

5.  RELATED PARTY TRANSACTIONS

On June 30, 1997, Leiner Health Products Group Inc. ("Leiner Group"), the Company's sole shareholder, and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor") to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird, Jr., Chairman of Leiner Group's Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group, L.L.C. ceases to be the managing member of North Castle Partners I, L.L.C., or upon the earliest of June 30, 2007 or the date that North Castle Partners I, L.L.C. terminates before that date.

6.  CONTINGENT LIABILITIES

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of August 5, 1999, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 671 lawsuits, of which 669 have been settled.

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

Of the remaining two cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the two currently pending claims not to exceed $500,000 in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

--------------------------------------------------------------------------------

PART I                                                                   ITEM 1
--------------------------------------------------------------------------------


                          LEINER HEALTH PRODUCTS INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
                                  (CONTINUED)


7.  BUSINESS SEGMENT INFORMATION

The Company operated in two reportable segments. One represents the Company's U.S. operations ("Leiner U.S.") and the other represents the Company's Canadian operations ("Vita Health"). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements and distribute their products primarily through mass market retailers. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and intersegment profit.

Selected financial information for the Company's reportable segments for the three months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                  Leiner              Vita          Consolidated
                                                   U.S.              Health           totals
                                              ----------------  -----------------  -------------
THREE MONTHS ENDED JUNE 30, 1999:
External sales                                $     109,969     $      10,930       $  120,899
Intersegment sales                                      214                14              228
Segment operating (loss) income                        (889)              934               45
Depreciation and amortization                         3,990               206            4,196
Interest expense, net                                 6,755               405            7,160
Income tax (benefit) expense                         (3,289)              262           (3,027)
Segment assets                                      378,881            30,973          409,854
Expenditures for long-lived assets                    4,563               588            5,151

THREE MONTHS ENDED JUNE 30, 1998:
External sales                                $     113,802     $       8,521      $  122,323
Intersegment sales                                      310                15             325
Segment operating income                              5,492               423           5,915
Depreciation and amortization                         3,756               165           3,921
Interest expense, net                                 6,020               299           6,319
Income tax (benefit) expense                           (218)               50            (168)
Segment assets                                      396,307            25,117         421,424
Expenditures for long-lived assets                   11,301               733          12,034

8.  CLOSURE OF FACILTIES

In the first quarter of fiscal 2000, the Company announced its plans to close its Madison, Wisconsin facility in the second quarter of fiscal 2000. As a result, the Company reserved approximately $1,006,000 in the first quarter of fiscal 2000 for severance and other costs related to the closure.

--------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary, for the three months ended June 30, 1999 ("first quarter of fiscal 2000") and the significant developments affecting its financial condition since March 31, 1999. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1999, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of the fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended June 30, 1999 and 1998.

                                                          PERCENTAGE OF NET SALES
                                                     ---------------------------------
                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                     ---------------------------------
                                                          1999              1998
                                                     ---------------   ---------------
Net sales ......................................           100.0  %         100.0   %
Cost of sales ..................................            75.0             72.7
                                                     ---------------   ---------------
Gross profit ...................................            25.0             27.3
Marketing, selling and distribution expenses ...            16.2             14.6
General and administrative expenses ............             7.3              7.2
Amortization of goodwill .......................             0.4              0.3
Closure of facilities  .........................             0.8               --
Other charges ..................................             0.3              0.4
                                                     ---------------   ---------------
Operating income ...............................              --              4.8
Interest expense, net ..........................             5.9              5.1
                                                     ---------------   ---------------
Loss before income taxes .......................            (5.9)            (0.3)
Benefit for income taxes .......................            (2.5)            (0.1)
                                                     ---------------   ---------------
Net loss .......................................            (3.4) %          (0.2)  %
                                                     ===============   ===============

Net sales for the first quarter of fiscal 2000 were $120.9 million, a decrease of $1.4 million, or 1.2% versus the first quarter of fiscal 1999. This decrease was primarily due to a decline of approximately $5.4 million in the Company's non-core product sales of hair and skin care products which totaled approximately $5.5 million in the first quarter of fiscal year 1999 and approximately $0.1 million in the first quarter of fiscal 2000. Management does not expect there to be a significant increase in sales for these non-core products during the remainder of fiscal 2000. The Company's vitamin product sales in all its markets were flat during the three months ended June 30, 1999, compared to the first quarter of the prior year. This reflects a general decrease in the rate of growth of the overall U.S. vitamin market for food, drug and mass merchandisers ("FDM Market") in the first quarter of fiscal 2000 versus the comparable period in fiscal 1999. Management estimates that the FDM Market, which represents over half of the Company's sales, grew by 9.0% in the 13 week period ended June 27, 1999 versus the comparable period in 1998, which had grown by over 29% versus the comparable period in 1997. Although lower than the growth rate in the first quarter of fiscal 1999, the growth in the first quarter of fiscal 2000 increased from the 5.6% growth rate in the fourth quarter of fiscal 1999. Management expects this improvement trend to continue throughout fiscal 2000, most significantly in the second half.

--------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

The current trend in the Company's vitamin product sales also reflects the rationalization of inventory balances being conducted by certain of the Company's customers as they reacted to the decrease in the market growth rate and began to position their stores for the winter selling season by reducing inventory, implementing new store schematics that reduced space devoted to the vitamin category and decreased in-store promotional activity. The Company continues to emphasize higher growth products and to gain distribution in new channels outside of the FDM Market. Sales of over-the-counter pharmaceuticals ("OTCs") increased 8.3% to $15.6 million, during the first quarter of fiscal 2000 as compared to the same period in fiscal 1999. Management expects this trend in OTC sales to continue during the remainder of the year, as compared to fiscal 1999, as the Company focuses on building these product sales.

Gross profit for the first quarter of fiscal 2000 was $30.2 million, a decrease of $3.2 million, or 9.6%, from $33.4 million in the first quarter of fiscal 1999. The decrease in gross profit during the quarter is primarily attributable to the lower sales volume, a shift in product mix to sales of lower margin multivitamins from higher margin herbal products and pricing pressures. The pricing pressures are primarily on vitamin C and E products as declining raw material prices have been recognized in the sales prices prior to the cost of goods reductions cycling through inventory. Gross profit margin was 25.0% for the first quarter of fiscal 2000, down from 27.3% in the first quarter of the prior fiscal year due primarily to a change in product mix, reflecting the decrease in sales of higher margin herbal products and the effect of certain product line rationalizations, including certain skin care products, liquid herbal products and the drug repack business. In addition, the gross profit margin was adversely affected by certain plant inefficiencies as production volumes were decreased in response to the market slowdown. Management believes the decrease in the demand for herbal products can be partially attributed to an increase in media reports questioning the validity and quality of herbal products and the overall confusion in the marketplace about the quality of herbal products. Management believes its commitment to, and investment in, the quality of the Company's herbal products will serve to differentiate the Company's products from its competitors' herbal products, resulting in higher sales and gross profit in future periods. Management also expects the gross profit margins to improve during the second half of fiscal year 2000 as plant efficiencies improve, including efficiencies at the Company's new facility in Fort Mill, South Carolina as the benefits of having completed the start-up phase of operations are realized there, and as the benefits of reduced raw material costs for vitamin C and E products are realized.

Marketing, selling and distribution expenses, together with general and administrative expenses (collectively, "Operating Expenses") for the first quarter of fiscal 2000 were 23.5% of net sales, a slightly higher percentage than the 21.8% in the first quarter of the prior year. Operating Expenses in the first quarter of fiscal 2000 increased by $1.8 million, or 6.6%, as compared to the first quarter in fiscal 1999. The increase in Operating Expenses is due primarily to higher fixed costs as a result of infrastructure development in support of advanced science and product quality initiatives which began in the first quarter of fiscal 1999 and continue throughout fiscal 2000. In addition, the Company increased advertising spending on branded products in the first quarter of fiscal 2000 in an effort to better position its products in the marketplace.

In the first quarter of fiscal 2000, the Company announced its plans to close its Madison, Wisconsin facility in the second quarter of fiscal 2000, thereby exiting its drug repack business. As a result, the Company reserved approximately $1.0 million in the first quarter of fiscal 2000 primarily for severance and other costs related to the closure.

In the first quarter of fiscal 2000, operating income, which was near breakeven, was down $5.9 million or 99.2%, compared to the first quarter of fiscal 1999. This decrease was primarily due to lower sales and gross profit margins, higher Operating Expenses and the reserve for plant closures, all noted above.

Net interest expense increased by $0.8 million during the first quarter of fiscal 2000, versus the first quarter of fiscal 1999. This increase was due primarily to an increase in the indebtedness of the Company.

The benefit for income taxes for the first quarter of fiscal 2000 was $3.0 million compared to $0.2 million in the first quarter of fiscal 1999. Based on the latest estimates, the Company expects its effective tax rate to be approximately 43.5% for the remainder of fiscal 2000, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization.

Primarily as a result of the factors discussed above, a net loss of $4.1 million was recorded in the first quarter of fiscal 2000 as compared to a net loss of $0.2 million in the first quarter of fiscal 1999.

--------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $4.8 million for the first quarter of fiscal 2000, down from $9.3 million in the comparable period in fiscal 1999. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.4 million and $0.5 million for the three months ended June 30, 1999 and 1998, respectively, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. The Company is required to repay the $172.2 million in term loans outstanding as of June 30, 1999 under the Credit Agreement (defined below) by December 30, 2005 with scheduled principal payments of $1.7 million for fiscal 2000 through 2003, $37.0 million for fiscal 2004, $82.3 million for fiscal 2005, and $46.4 million for fiscal 2006. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Credit Agreement. All outstanding revolving credit borrowings under the Credit Agreement will become due on June 30, 2003.

During the first three months of fiscal 2000, net cash provided by operating activities totaled $4.8 million. This resulted primarily from a positive net change in operating assets and liabilities of $4.8 million. The changes in the accounts receivable, inventory and accounts payable balances since the beginning of the first quarter of fiscal 2000 are due primarily to the seasonality of the Company's business whereby sales are normally higher in the fourth quarter of the fiscal year when compared to the first quarter of the fiscal year. Additionally, sales were higher in the third month of the fourth quarter of fiscal 1999, as compared to the comparable period in fiscal 1998, which resulted in significantly more cash being received on accounts receivable in the first quarter of fiscal 2000 versus the first quarter of fiscal 1999.

Net cash used in investing activities was $8.1 million in the first three months of fiscal 2000. This was primarily due to net capital expenditures of $5.2 million. The major capital expenditures were related to investments in capacity expansion at the new manufacturing, packaging and distribution facility in South Carolina. Other non-current assets increased by $2.9 million during the first quarter of fiscal 2000 primarily due to an increase in prepaid allowances to customers.

Net cash provided by financing activities was $3.3 million in the first three months of fiscal 2000. This was primarily the result of increased net borrowings under the Credit Agreement. On June 30, 1999, the Company entered into a term loan under its Credit Agreement and received $30.0 million which it used to pay off outstanding borrowings under its Revolving Facility (defined below).

FINANCING ARRANGEMENTS

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement, which was amended on June 30, 1999 to include an additional U.S. term loan in the amount of $30,000,000 as described below ("Credit Agreement"). The Credit Agreement provided for one U.S. term loan due December 30, 2004 in the amount of $68,000,000 and two U.S. term loans due December 30, 2005 in the amounts of $65,000,000 and $30,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. As of August 4, 1999, the Company's unused availability under the Credit Agreement was approximately $45.2 million.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

The Revolving Facility includes letter of credit and swingline facilities. Borrowings under the Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined), and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.5 million of its indebtedness under the Credit Agreement that provides a fixed rate of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. The Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Senior Subordinated Notes due 2007 (the "Notes") or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio.

The Company may be required to purchase the Notes upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Credit Agreement. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the Credit Agreement, amounting to approximately U.S. $20.6 million as of June 30, 1999, is denominated in Canadian dollars. All other outstanding borrowings under the Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At June 30, 1999, borrowings under the Credit Agreement bore interest at a weighted average rate of 7.77% per annum. The Notes bear interest at a rate of 9.625% per annum.

The Company currently believes that cash flow from operating activities, together with revolving credit borrowings available under the Credit Agreement, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements until the maturity of the Revolving Facility (June 30, 2003), but there can be no assurance in this regard. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the Revolving Facility matures, by extending, renewing, replacing or otherwise refinancing the Revolving Facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

YEAR 2000 MATTERS

Many existing systems use only two-digit date fields to identify a year in the date field, without considering the impact of the upcoming change in the century (i.e., the number "01" is recognized as the year "1901"). Other systems do not correctly process "leap year" dates. As a result, such systems could fail or create erroneous results unless corrected to process data related to the Year 2000 and beyond. The problems are expected to increase in frequency and severity as the Year 2000 approaches, and are commonly referred to as the "Year 2000 problem." The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including systems such as purchasing, order entry, sales, inventory control, general ledger, accounts payable, billing, customer service, manufacturing and lab equipment, embedded computer chips and networks and telecommunications devices. These systems may severely affect the Company unless these systems are made Year 2000 ready.

STATE OF READINESS. With the assistance of Year 2000 consultants, in May of 1997 the Company commenced a review of its internal information systems ("IS") to identify applications that are not Year 2000 ready and assess the impact of the Year 2000 problem for the rest of its operations. The Company has developed an overall plan to modify its internal systems to be Year 2000 ready and is well underway to implementing all phases and tasks depicted in the plan. The Company has also formed a Year 2000 Steering Committee to provide support and

--------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

oversight to the Company's Year 2000 readiness activities in IS and non-IS areas, the assessment of Year 2000 risks in connection with third-party relationships, and the development of contingency plans.

The Company has identified the following three key areas of its business that may be affected:

   INTERNAL BUSINESS SYSTEMS. The Year 2000 problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable and billing), customer service, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company has substantially completed its remediation phase of modifying and upgrading all affected systems which are critical to the operations of the business. The Company is currently performing the necessary testing to certify the Year 2000 readiness of all of its systems. The Company estimates that all systems will be Year 2000 ready by the end of October 1999. However, any unforeseen problems which occur during the testing phase may adversely affect the Company's Year 2000 readiness.

   THIRD-PARTY SUPPLIERS. The Company relies, directly and indirectly, on external systems utilized by its suppliers for products used in the manufacture of its products. The Company has requested confirmation from its major suppliers of their Year 2000 compliance. For its mission critical business suppliers, the Company will perform the necessary due diligence to seek additional assurances that these suppliers will be Year 2000 ready. Third-party supplier Year 2000 readiness inquiries are estimated to be completed by the end of October 1999. There can be no assurance that these suppliers will resolve any or all Year 2000 problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that this is the worst case Year 2000 scenario, it is developing additional contingency programs that could potentially offset any negative impact.

   MANUFACTURING AND FACILITY SYSTEMS. Systems such as heating, sprinklers, elevators, security, test equipment, lab devices, and manufacturing equipment at the Company's facilities, warehouses, and manufacturing plants may also be affected by the Year 2000 problem. The Company has contacted the facility owners and third-party vendors seeking assurances of Year 2000 compliance. The Company's testing of mission critical equipment and devices has started and the Company estimates that such testing will be completed by the end of September 1999. There can be no assurance that all Year 2000 related problems would be uncovered and remediated through vendor assurances or testing processes. Any failure of these systems could result in material disruption of the business of the Company and such disruption could have a material effect on the Company's business, financial condition and results of operations.

CONTINGENCY PLANNING. The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include the implementation of manual procedures and controls to mitigate risk and compensate for system deficiencies. The Company's Year 2000 Project Office is responsible for the development of a Company-wide contingency plan to address the Company's at-risk critical business functions and processes as a result of Year 2000 issues. The Company anticipates that development of such a contingency plan will be completed by the end of September 1999. It should be noted that in the normal course of business, the Company maintains disaster recovery plans designed to address various potential IS-related interruptions. For example, the Company has the capability of operating its information systems at a third-party vendor site in the case of a disaster at its corporate computer facility. Although these plans are not Year 2000-specific, they may be applicable to address limited Year 2000 failures or interruptions by some third parties resulting from their failure to be Year 2000 ready. There can be no assurance that any Year 2000 contingency plans developed and potentially deployed by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's

--------------------------------------------------------------------------------

PART I                                                                   ITEM 2
--------------------------------------------------------------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)


results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

COSTS TO ADDRESS YEAR 2000 READINESS. The Company has incurred approximately $0.3 million of expenses in the first quarter of fiscal 2000 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $3.5 million. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report and in the Company's Form 10-K for the fiscal year ended March 31, 1999 (including, without limitation, those factors discussed in the "Business-Risk Factors" section of
Item 1 thereof), on file with the Securities and Exchange Commission, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events.

-------------------------------------------------------------------------------

PART I                                                                   ITEM 3
-------------------------------------------------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. No significant changes have occurred during the first quarter of fiscal 2000.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

              4.1 First Amendment, dated June 30, 1999, to the Amended and Restated Credit Agreement, among Leiner Health Products Inc., Vita Health Products Inc., and the banks and other financial institutions party thereto, as lenders.

              27    Financial Data Schedule - June 30,1999

         (b)  Reports on Form 8-K:

              None.


-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LEINER HEALTH PRODUCTS INC.




                                By:     /S/ ROBERT M. KAMINSKI
                                        --------------------------------
                                        Robert M. Kaminski
                                        Chief Executive Officer and
                                        Director




                                By:     /S/ MICHAEL S. YUSKO
                                        --------------------------------
                                        Michael S. Yusko
                                        Vice President and
                                        Chief Financial Officer



Date:    August 16, 1999

-------------------------------------------------------------------------------