Form 10-Q
period 1999-09-30
LEINER HEALTH PRODUCTS INC
filed 1999-11-15
CIK 1043055

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


             -------------------------------------------------------


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                        COMMISSION FILE NUMBER 333-33121


                           LEINER HEALTH PRODUCTS INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         --------------------------------------------------------------


            DELAWARE                                95-3431709

(STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)


                 901 EAST 233RD STREET, CARSON, CALIFORNIA 90745
                                 (310) 835-8400
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

    ------------------------------------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


YES X              NO
   ----              ----

         COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AT NOVEMBER 9, 1999

                                  1,000 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           LEINER HEALTH PRODUCTS INC.
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I.  Financial Information.................................................3

  ITEM 1.  Financial Statements ...............................................3

     Condensed Consolidated Statements of Operations (Unaudited) -
       For the three and six months ended September 30, 1999 and 1998 .........3

     Condensed Consolidated Balance Sheets -
       As of September 30, 1999 (Unaudited) and March 31, 1999 ................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       For the six months ended September 30, 1999 and 1998 ...................5

     Notes to Condensed Consolidated Financial Statements (Unaudited) .........6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations .......................................11

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ........19

PART II.  Other Information ..................................................20

SIGNATURES ...................................................................21

-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                                 (in thousands)


                                                     Three months ended             Six months ended
                                                        September 30,                 September 30,
                                                    ---------------------          --------------------
                                                     1999            1998           1999          1998
                                                    -----            ----           ----          -----
Net sales                                          $144,499        $149,414        $265,398      $271,737

Cost of sales                                       112,792         113,033         203,454       201,910
                                                   --------        --------        --------      --------

Gross profit                                         31,707          36,381          61,944        69,827

Marketing, selling and distribution expenses         19,257          19,356          38,787        37,166

General and administrative expenses                   9,138           9,701          18,000        18,526

Amortization of goodwill                                416             417             835           836

Closure of facilities                                  (138)            321             868           321

Other charges (income)                                  375          (1,165)            750          (688)
                                                   --------        --------        ---------     --------

Operating income                                      2,659           7,751           2,704        13,666

Interest expense, net                                 7,878           7,572          15,038        13,891
                                                   --------        --------        --------      --------

(Loss) income before income taxes                    (5,219)            179         (12,334)         (225)

(Benefit) provision for income taxes                 (2,420)             96          (5,447)          (72)
                                                    -------        --------        -------       --------

Net (loss) income                                  $ (2,799)       $     83        $ (6,887)     $   (153)
                                                   ========        ========        ========      ========


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                              SEPTEMBER 30,        MARCH 31,
                                                                  1999               1999
                                                              ------------         --------
                                                               UNAUDITED           NOTE 1
ASSETS
Current assets:
   Cash and cash equivalents                                     $  2,339          $     77
   Accounts receivable, net                                        75,068           127,127
   Inventories                                                    158,669           151,605
   Prepaid expenses and other current assets                       19,146            10,738
                                                                 --------          --------
Total current assets                                              255,222           289,547

Property, plant and equipment, net                                 58,335            61,241
Goodwill, net                                                      53,897            54,334
Deferred financing charges                                         10,515            10,565
Other noncurrent assets                                            12,043             9,851
                                                                 --------          --------
Total assets                                                     $390,012          $425,538
                                                                 --------          --------
                                                                 --------          --------

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Bank checks outstanding, less cash on deposit                 $    400          $  6,539
   Current portion of long-term debt                                5,503             4,068
   Accounts payable                                                90,751            82,244
   Customer allowances payable                                      7,152             9,603
   Accrued compensation and benefits                                7,985            11,120
   Other accrued expenses                                           6,409             9,350
                                                                 --------          --------
Total current liabilities                                         118,200           122,924

Long-term debt                                                    293,687           317,859
Other noncurrent liabilities                                        4,499             4,253

Commitments and contingent liabilities

Shareholder's deficit:
   Common stock                                                         1                 1
   Capital in excess of par value                                   1,851             1,851
   Accumulated deficit                                            (28,184)          (21,297)
   Accumulated other comprehensive loss                               (42)              (53)
                                                                 --------          --------
Total shareholder's deficit                                       (26,374)          (19,498)
                                                                 --------          --------
Total liabilities and shareholder's deficit                      $390,012          $425,538
                                                                 --------          --------
                                                                 --------          --------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                      SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  ------------------------
                                                                                    1999          1998
                                                                                    ----          ----
OPERATING ACTIVITIES:
Net loss                                                                         $ (6,887)      $   (153)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Depreciation                                                                      4,277          3,903
  Amortization                                                                      4,391          3,775
  Translation adjustment                                                               11             54
  Changes in operating assets and liabilities:
    Accounts receivable                                                            52,184         16,119
    Inventories                                                                    (6,686)       (43,720)
    Bank checks outstanding, less cash on deposit                                  (6,181)         4,526
    Accounts payable                                                                8,383        (16,225)
    Customer allowances payable                                                    (2,450)        (1,176)
    Accrued compensation and benefits                                              (3,146)        (1,159)
    Other accrued expenses                                                            586         (1,097)
    Income taxes payable/receivable                                                (8,806)        (4,402)
    Other                                                                          (3,109)          (695)
                                                                                 --------       --------
Net cash provided by (used in) operating activities                                32,567        (40,250)

INVESTING ACTIVITIES:
Additions to property, plant and equipment, net                                    (1,667)       (10,259)
Increase in other noncurrent assets                                                (4,466)        (3,816)
                                                                                 --------       --------
Net cash used in investing activities                                              (6,133)       (14,075)

FINANCING ACTIVITIES:
Net payments under bank revolving credit facility                                 (51,525)        (2,837)
Borrowings under bank term credit facility                                         30,000         59,763
Payments under bank term credit facility                                             (798)          (665)
Capital contribution from parent                                                        -             26
Repurchase of minority interest                                                         -           (947)
Increase in deferred financing charges                                               (857)          (983)
Net (payments) borrowings on other long-term debt                                    (895)         1,451
                                                                                 --------       --------
Net cash (used in) provided by financing activities                               (24,075)        55,808

Effect of exchange rate changes                                                       (97)           (84)
                                                                                 --------       --------
Net increase in cash and cash equivalents                                           2,262          1,399

Cash and cash equivalents at beginning of period                                       77          1,026
                                                                                 --------        -------
Cash and cash equivalents at end of period                                       $  2,339       $  2,425
                                                                                 ========       ========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and six months ended September 30, 1999 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Products Inc. ("Vita Health"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and for adjustments recorded in connection with the closure of facilities - Note 8) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

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

2.  INVENTORIES

Inventories consist of the following (in thousands):


                                                                      September 30,      March 31,
                                                                         1999             1999
                                                                      -------------      ---------
Raw materials, bulk vitamins and packaging materials...............      $100,823         $ 86,925
Work-in-process....................................................        14,512           12,717
Finished products..................................................        43,334           51,963
                                                                         --------         --------
                                                                         $158,669         $151,605
                                                                         ========         ========

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

Borrowings under the Credit Agreement bear interest at floating rates that are based on the agent lender's base rate (8.25% at September 30, 1999), the agent lender's Canadian prime rate (6.25% at September 30, 1999), LIBOR (6.08% at September 30, 1999) or the lender's banker's acceptance rate (4.91% at September 30, 1999), as the case may be, plus an applicable margin (as defined in the Credit Agreement) based on the Company's leverage ratio. The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin varies as follows: (a) for revolving credit borrowings, from 0.75% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, (b) for the two Term B loans under the Term Facility, from 2.125% to 2.875% for LIBOR-based loans, and from 1.125% to 1.875% for alternate base rate-based loans and (c) for the one Term C loan and the one Term D loan under the Term Facility, from 2.25% to 3.0% for LIBOR-based loans, and from 1.25% to 2.0% for alternate base rate-based loans. As of September 30, 1999, the Company's weighted average interest rates were 8.42% for U.S. borrowings and 7.23% for Canadian borrowings under the Credit Agreement. In addition to certain agent and up-front fees, the Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the Revolving Facility based on the Company's leverage ratio.

The Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. The Company was in compliance with all such financial covenants as of September 30, 1999. As of September 30, 1999, the Company had $82,731,000 available under its Revolving Facility.

Principal payments on long-term debt as of September 30, 1999 through fiscal 2004 and thereafter are (in thousands):

        Fiscal Year
        ----------
        2000           ........................  $  2,603
        2001           ........................     4,417
        2002           ........................     2,275
        2003           ........................     1,747
        2004           ........................    74,459
        Thereafter     ........................   213,689
                                                 --------
                Total  ........................  $299,190
                                                 ========


-------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

4.  COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three and six months ended September 30, 1999 and 1998, are as follows (in thousands):

                                                      Three months ended              Six months ended
                                                         September 30,                  September 30,
                                                   ---------------------------   ---------------------------
                                                       1999           1998           1999           1998
                                                   ------------   ------------   ------------   ------------
Net (loss) income ............................        $(2,799)      $    83         $(6,887)      $  (153)
Foreign currency translation adjustment.......            (77)          (75)            (11)          (54)
                                                      -------       -------         -------       -------
Comprehensive (loss) income ..................        $(2,876)      $     8         $(6,898)      $  (207)
                                                      =======       =======         =======       =======


5.  RELATED PARTY TRANSACTIONS

On June 30, 1997, Leiner Health Products Group Inc. ("Leiner Group"), the Company's sole shareholder, and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor") to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird, Jr., Chairman of Leiner Group's Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement terminates if Baird Investment Group, L.L.C. ceases to be the managing member of North Castle Partners I, L.L.C., or upon the earliest of June 30, 2007 or the date that North Castle Partners I, L.L.C. terminates before that date.

6.  CONTINGENT LIABILITIES

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of October 26, 1999, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 673 lawsuits, of which 669 have been settled.

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

Of the remaining four cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the four currently pending claims not to exceed $1,000,000 in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

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

Selected financial information for the Company's reportable segments for the three and six months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                                Leiner               Vita             Consolidated
                                                                 U.S.               Health               totals
                                                              ---------            --------           ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999:
External sales                                                $ 133,114            $ 11,385             $ 144,499
Intersegment sales                                                  405                  13                   418
Segment operating income                                          1,808                 851                 2,659
Depreciation and amortization                                     4,259                 213                 4,472
Interest expense, net                                             7,462                 416                 7,878
Income tax (benefit) expense                                     (2,277)               (143)               (2,420)
Segment assets                                                  357,471              32,541               390,012
Expenditures for long-lived assets                               (3,849)                365                (3,484)

THREE MONTHS ENDED SEPTEMBER 30, 1998:
External sales                                                $ 140,795           $   8,619             $ 149,414
Intersegment sales                                                  820                   2                   822
Segment operating income                                          7,067                 684                 7,751
Depreciation and amortization                                     3,567                 190                 3,757
Interest expense, net                                             7,222                 350                 7,572
Income tax (benefit) expense                                        (57)                153                    96
Segment assets                                                  375,865              26,238               402,103
Expenditures for long-lived assets                               (2,021)                246                (1,775)

SIX MONTHS ENDED SEPTEMBER 30, 1999:
External sales                                                $ 243,083            $ 22,315             $ 265,398
Intersegment sales                                                  619                  27                   646
Segment operating income                                            919               1,785                 2,704
Depreciation and amortization                                     8,249                 419                 8,668
Interest expense, net                                            14,217                 821                15,038
Income tax (benefit) expense                                     (5,566)                119                (5,447)
Segment assets                                                  357,471              32,541               390,012
Expenditures for long-lived assets                                  714                 953                 1,667

SIX MONTHS ENDED SEPTEMBER 30, 1998:
External sales                                                $ 254,597            $ 17,140             $ 271,737
Intersegment sales                                                1,130                  17                 1,147
Segment operating income                                         12,559               1,107                13,666
Depreciation and amortization                                     7,323                 355                 7,678
Interest expense, net                                            13,242                 649                13,891
Income tax (benefit) expense                                       (275)                203                   (72)
Segment assets                                                  375,865              26,238               402,103
Expenditures for long-lived assets                                9,280                 979                10,259

8.  CLOSURE OF FACILITIES

In the second quarter of fiscal 2000, the Company closed its Madison, Wisconsin facility. As a result, the Company incurred approximately $1,006,000 in the first quarter of fiscal 2000 for severance and other costs related to the closure, which was offset by a $248,000 reversal of excess reserves for severance and other costs in the second quarter of fiscal year 2000 and a gain of approximately $230,000 from the sale of the facility.

In the second quarter of fiscal 2000, the Company announced its plans to close its Sherburne, New York facility in the third quarter of fiscal 2000. As a result, the Company reserved approximately $340,000 in the second quarter of fiscal 2000 for severance and other costs related to the closure.

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 1
--------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)


9.  SUBSEQUENT EVENTS

On October 7, 1999, the Company reached a definitive agreement with Novopharm Limited of Ontario, Canada to purchase substantially all of the assets of two of its divisions, Stanley Pharmaceuticals Ltd. and Granutec, Inc., and certain related assets of Novopharm. The agreement is subject to various conditions including regulatory approvals. Upon closing, expected to be in the second half of fiscal 2000, the Company expects to use approximately $33,000,000 of funds available under its Revolving Facility, assume approximately $7,100,000 of debt and receive a capital contribution from its parent totaling
$20,000,000.

In connection with the pending acquisition, the Company will amend its Credit Agreement, effective on or about the closing date of the acquisition primarily to increase the limit it can spend on this acquisition, as well as the applicable margins (as defined in the Credit Agreement) included as part of the interest rates for borrowings under its Revolving and Term Facilities.

On October 8, 1999, the Company entered into an interest protection agreement with respect to $54,000,000 of its indebtedness under the Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest rates payable thereon. In connection with this transaction, the Company received $229,500 that will be recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001.
--------------------------------------------------------------------------------

PART 1                                                                    ITEM 2
--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary, for the three months ended September 30, 1999 ("second quarter of fiscal 2000") and the six months ended September 30, 1999 and the significant developments affecting its financial condition since March 31, 1999. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1999, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of the fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended September 30, 1999 and 1998.

                                                              PERCENTAGE OF NET SALES
                                                  -------------------------------------------------
                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
Net sales ..................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ..............................         78.1         75.7         76.7         74.3
                                                    -----        -----        -----        -----
Gross profit ...............................         21.9         24.3         23.3         25.7
Marketing, selling and distribution expenses         13.4         12.9         14.6         13.7
General and administrative expenses ........          6.3          6.5          6.8          6.8
Amortization of goodwill ...................          0.3          0.3          0.3          0.3
Closure of facilities ......................         (0.1)         0.2          0.3          0.1
Other charges (income) .....................          0.2         (0.8)         0.3         (0.2)
                                                    -----        -----        -----        -----
Operating income ...........................          1.8          5.2          1.0          5.0
Interest expense, net ......................          5.4          5.0          5.7          5.1
                                                    -----        -----        -----        -----
(Loss) income before income taxes ..........         (3.6)         0.2         (4.7)        (0.1)
(Benefit) provision for income taxes .......         (1.7)         0.1         (2.1)         -
                                                    -----        -----        -----        -----
Net (loss) income ..........................         (1.9)%        0.1%        (2.6)%       (0.1)%
                                                    =====        =====        =====        =====


Net sales for the second quarter of fiscal 2000 were $144.5 million, a decrease of $4.9 million, or 3.3% versus the second quarter of fiscal 1999. This decrease was caused primarily by decreases in the Company's vitamin product sales and non-core drug repackaging sales of $3.9 million and $2.3 million, respectively, partially offset by a $2.5 million increase in over-the-counter pharmaceuticals ("OTCs"). The Company's vitamin product sales have been negatively impacted primarily by lower sales of herbal products as compared to the prior year. This is consistent with the overall U.S. herbal products market for food, drug and mass merchandisers which management estimates declined by over 5% in the thirteen week period ended September 26, 1999 versus the comparable period in 1998 when it increased by over 42%. The decrease in the herbal products occurred even though management estimates the overall U.S. vitamin market for food, drug and mass merchandisers ("FDM Market") increased 5% for the same time period. The current trend in the Company's vitamin product sales also reflects the continued reduction of inventory balances being conducted by certain of the Company's customers. Drug repackaging sales decreased in

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 2
--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS (CONTINUED)

the three months ended September 30, 1999 compared to the prior year period due to the Company exiting the drug repackaging business in July 1999. Sales of OTCs increased 17.5% to $16.7 million during the second quarter of fiscal 2000 as compared to the same period in fiscal 1999. Management expects this trend in OTC sales to continue during the remainder of the year, as compared to fiscal 1999. The Company intends to build these product sales and, as part of this strategy, signed a definitive agreement on October 7, 1999 with Novopharm Limited of Ontario, Canada to purchase substantially all of the assets of two of its divisions, Stanley Pharmaceuticals Ltd. and Granutec, Inc., and certain related assets of Novopharm Limited related to the manufacturing and distribution of OTCs.

For the six months ended September 30, 1999, net sales decreased by $6.3 million, or 2.3% as compared to the first half of fiscal 1999. This decrease was primarily due to a decline in the Company's non-core product sales of hair and skin care products from $6.4 million in the six months ended September 30, 1998 to $0.2 million in the six months ended September 30, 1999. Management does not expect a significant increase in sales for these non-core products during the remainder of fiscal 2000. The decrease in sales also reflects a decline of approximately $3.1 million in drug repackaging sales as compared to the first half of fiscal 1999. The Company closed its drug repackaging facility in July 1999. The Company's vitamin product sales in all its markets were flat during the six months ended September 30, 1999, as compared to the first half of the prior year. This reflects a general decrease in the rate of growth of vitamin product sales in the overall FDM Market in the first half of fiscal 2000 versus the comparable period in fiscal 1999. Management expects the growth rate for the vitamin product sales in the FDM Market to improve in the second half of fiscal 2000. OTC sales for the six months ended September 30, 1999 increased $3.7 million, or 12.9%, as compared to the same period in fiscal 1999 primarily due to increased sales of digestive aid products.

Gross profit for the second quarter of fiscal 2000 was $31.7 million, a decrease of $4.7 million, or 12.8%, from $36.4 million in the second quarter of fiscal 1999. The decrease in gross profit during the quarter is primarily attributable to the lower sales volume, a shift in product mix to sales of lower margin multivitamins from higher margin herbal products and pricing pressures. The pricing pressures are primarily on vitamin C and E products as declining raw material prices have been recognized in the sales prices prior to the cost of goods reductions cycling through inventory. Gross profit margin was 21.9% for the second quarter of fiscal 2000, down from 24.3% in the second quarter of the prior fiscal year due primarily to a change in product mix and pricing pressures, discussed previously. In addition, the gross profit margin was adversely affected by certain plant inefficiencies as production volumes were decreased in response to the general decrease in the rate of growth of vitamin product sales in the overall FDM Market, as discussed above. Management believes the decrease in the demand for herbal products during the second quarter of fiscal 2000 can be partially attributed to an increase in media reports during the first quarter of fiscal 2000 questioning the validity and quality of herbal products and the overall confusion in the marketplace about the quality of herbal products. Management expects its commitment to, and investment in, the quality of the Company's herbal products will serve to differentiate the Company's products from its competitors' herbal products, resulting in higher sales and gross profit in future periods. Management also expects the gross profit margins to improve during the second half of fiscal year 2000 as plant efficiencies improve, including efficiencies at the Company's new facility in Fort Mill, South Carolina as the benefits of having completed the start-up phase of operations are realized there, and as the benefits of reduced raw material costs for vitamin C and E products are realized.

For the six months ended September 30, 1999, gross profit decreased by $7.9 million, or 11.3%, compared to the same period in fiscal 1999. Gross profit margin was 23.3%, a 2.4 percentage point decrease in the six months ended September 30, 1999 down from 25.7% in the comparable period in fiscal 1999. The decrease in gross profit in the first half of the year was primarily due to the shift in product mix, the effect of certain product line rationalizations, including certain skin care products, liquid herbal products, the departure from the drug repackaging business, and certain plant inefficiencies as noted above.

Although marketing, selling and distribution expenses, together with general and administrative expenses (collectively, "Operating Expenses") decreased by $0.7 million, or 2.3%, for the second quarter of fiscal 2000 as compared to the comparable period in fiscal 1999, these expenses were slightly higher as a percentage of net sales in the second quarter of fiscal 2000 (19.7%) versus the comparable period of the prior year (19.4%). Operating Expenses for the second quarter of fiscal 2000 increased as a percentage of net sales primarily as a result of infrastructure

--------------------------------------------------------------------------------

PART 1                                                                    ITEM 2
--------------------------------------------------------------------------------

development in support of advanced science and product quality initiatives which began in the first quarter of fiscal 1999. The decrease in the dollar amount of Operating Expenses from the second quarter of fiscal 1999 to the second quarter of fiscal 2000 was primarily due to the lower variable expenses associated with the lower sales volume, and lower spending on consultants, both of which were partially offset by the increase in the aforementioned costs. For the six months ended September 30, 1999, Operating Expenses were 21.4% of net sales versus 20.5% in the prior year. The increase in Operating Expenses for the six months ended September 30, 1999 is due primarily to higher fixed costs as a result of infrastructure development in support of advanced science and product quality initiatives which began in the first quarter of fiscal 1999 and are expected to continue throughout fiscal 2000. In addition, the Company increased advertising spending on branded products in the first half of fiscal 2000 in an effort to better position its products in the marketplace.

In the second quarter of fiscal 2000, the Company closed its Madison, Wisconsin facility, thereby exiting its drug repackaging business. As a result, the Company recorded a gain of $0.2 million in the second quarter of fiscal 2000 from the sale of the facility and a $0.2 million reversal of excess reserves for severance and other costs related to the closure that were originally provided in the first quarter of fiscal 2000. In the second quarter of fiscal 2000, the Company announced its plans to close its Sherburne, New York facility in the third quarter of fiscal 2000. As a result, the Company reserved approximately $0.3 million in the second quarter of fiscal 2000 for severance and other costs related to the closure. During the first half of the year, the Company incurred $0.9 million of plant closure costs compared to $0.3 million incurred in fiscal 1999. This was primarily due to the items previously discussed in addition to $1.0 million of severance and other costs related to the Madison closure provided in the first quarter of fiscal 2000.

During the second quarter of fiscal 2000, the Company incurred $0.4 million of other charges compared to other income of $1.2 million in the same period in fiscal 1999. This change was primarily attributable to other income generated by a non-recurring settlement arising from a dispute involving a service provider and a former employee in the second quarter of fiscal 1999, which was not incurred in fiscal 2000. Other charges totaled $0.8 million for the first half of the year compared to other income of $0.7 million in the first half of fiscal 1999. This change was due to the aforementioned settlement in the second quarter of fiscal 1999.

In the second quarter of fiscal 2000, operating income was $2.7 million, a decrease of $5.1 million or 65.7%, compared to the second quarter of fiscal 1999. The decrease was primarily due to lower sales and gross profit margins, in addition to an increase in other charges due to $1.6 million recorded in the second quarter of fiscal 1999 in connection to the non-recurring settlement previously discussed. For the six months ended September 30, 1999, operating income was down $11.0 million or 80.2% from the six months ended September 30, 1998. This decrease was primarily due to lower sales and gross profit margins, higher Operating Expenses, and the increase in other charges, all noted above.

In the second quarter of fiscal 2000, net interest expense of $7.9 million represents an increase of $0.3 million from the second quarter of fiscal 1999. Net interest expense increased by $1.1 million during the six months ended September 30, 1999, versus the six months ended September 30, 1998. This increase in the three and six months ended September 30, 1999 was due primarily to an increase in the average outstanding indebtedness of the Company.

The benefit for income taxes for the second quarter of fiscal 2000 was $2.4 million compared to the provision of $0.1 million in the second quarter of fiscal 1999. For the first half of the year, the benefit for income taxes was $5.4 million compared to $0.1 million in the comparable period in fiscal 1999. Based on the latest estimates, the Company expects its effective tax rate to be approximately 42.0% for the remainder of fiscal 2000, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization.

Primarily as a result of the factors discussed above, a net loss of $2.8 million was recorded in the second quarter of fiscal 2000 as compared to net income of $0.1 million in the second quarter of fiscal 1999. For the six months ended September 30, 1999, a net loss of $6.9 million was recorded as compared to the $0.2 million net loss recorded in the first half of fiscal 1999.

--------------------------------------------------------------------------------

PART I                                                                  ITEM 2
------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $6.5 million for the second quarter of fiscal 2000, down from $11.4 million in the comparable period in fiscal 1999. EBITDA for the first half of fiscal 2000 was $11.3 million, or $9.4 million less than EBITDA for the first half of fiscal 1999. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million for the three months ended September 30, 1999 and 1998, respectively, and $0.9 million and $1.0 million for the six month periods ended September 30, 1999 and 1998, respectively, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. The Company is required to repay the $171.8 million in term loans outstanding as of September 30, 1999 under the Credit Agreement (defined below) by December 30, 2005 with scheduled principal payments of $1.7 million for fiscal 2000 through 2003, $37.0 million for fiscal 2004, $82.3 million for fiscal 2005, and $46.4 million for fiscal 2006. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Credit Agreement. All outstanding revolving credit borrowings under the Credit Agreement will become due on June 30, 2003.

During the first half of fiscal 2000, net cash provided by operating activities totaled $32.6 million. This resulted primarily from a positive net change in operating assets and liabilities of $30.8 million. The changes in the accounts receivable and inventory balances since the beginning of the second quarter of fiscal 2000 are due primarily to the seasonality of the Company's business whereby sales are normally higher in the fourth quarter of the fiscal year when compared to the second quarter of the fiscal year. Additionally, sales were higher in the third month of the fourth quarter of fiscal 1999, as compared to the comparable period in fiscal 1998, which resulted in significantly more cash being received on accounts receivable in the first quarter of fiscal 2000 versus the first quarter of fiscal 1999. The increase in accounts payable since March 31, 1999 of $8.4 million was partially offset by the decrease in bank checks outstanding of $6.2 million. The changes in these balances are due primarily to the timing of disbursements at the end of each quarter.

Net cash used in investing activities was $6.1 million in the first half of fiscal 2000. This was primarily due to an increase in prepaid allowances to customers, resulting in other non-current assets increasing $4.5 million during the first half of fiscal 2000. Net capital expenditures increased by $1.7 million. The major capital expenditures were related to investments in capacity expansion at the new manufacturing, packaging and distribution facility in South Carolina.

Net cash provided by financing activities was $24.1 million in the first half of fiscal 2000. This was primarily the result of increased net borrowings under the Credit Agreement. On June 30, 1999, the Company entered into a term loan under its Credit Agreement and received $30.0 million which it used to pay off outstanding borrowings under its Revolving Facility (defined below).

On October 7, 1999, the Company entered into an agreement to acquire certain assets and assume certain liabilities of Novopharm Limited of Ontario, Canada. Upon closing, expected to be in the second half of fiscal 2000, the Company expects to use approximately $33.0 million of funds available under its Revolving Facility, assume approximately $7.1 million of debt and receive a capital contribution from its parent totaling $20.0 million.

------------------------------------------------------------------------------

PART I                                                                  ITEM 2
------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)

FINANCING ARRANGEMENTS

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement, which was amended on June 30, 1999 to include an additional U.S. term loan in the amount of $30,000,000 as described below ("Credit Agreement"). The Credit Agreement provided for one U.S. term loan due December 30, 2004 in the amount of $68,000,000 and two U.S. term loans due December 30, 2005 in the amounts of $65,000,000 and $30,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. As of November 3, 1999, the Company's unused availability under the Credit Agreement was approximately $60.2 million.

The Revolving Facility includes letter of credit and swingline facilities. Borrowings under the Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined in the Credit Agreement), and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.5 million of its indebtedness under the Credit Agreement that provides a fixed rate of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. On October 8, 1999, the Company entered into an interest protection agreement, with respect to $54.0 million of its indebtedness under the Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest rates payable thereon. In connection with this transaction, the Company received $0.2 million that will be recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001. The Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Senior Subordinated Notes due 2007 (the "Notes") or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. On or about the closing date of the acquisition of certain assets of Novopharm Limited, as discussed previously, the Company will amend its Credit Agreement primarily to increase the limit it can spend on this acquisition, as well as the applicable margins (as defined in the Credit Agreement) included as part of the interest rates for borrowings under its Revolving and Term Facilities.

The Company may be required to purchase the Notes upon a Change of Control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Credit Agreement. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the Credit Agreement, amounting to approximately U.S. $19.5 million as of September 30, 1999, is denominated in Canadian dollars. All other outstanding borrowings under the Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At September 30, 1999, borrowings under the Credit Agreement bore interest at a weighted average rate of 8.3% per annum. The Notes bear interest at a rate of 9.6% per annum.

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

STATE OF READINESS. With the assistance of Year 2000 consultants, in May of 1997, the Company commenced a review of its internal information systems ("IS") to identify applications that are not Year 2000 ready and assess the impact of the Year 2000 problem for the rest of its operations. The Company has developed an overall plan to modify its internal systems to be Year 2000 ready and is well underway to implementing all phases and tasks depicted in the plan. The Company has also formed a Year 2000 Steering Committee to provide support and oversight to the Company's Year 2000 readiness activities in IS and non-IS areas, the assessment of Year 2000 risks in connection with third-party relationships, and the development of contingency plans.

The Company has identified the following three key areas of its business that may be affected:

    INTERNAL BUSINESS SYSTEMS. The Year 2000 problem could affect the systems, transaction processing computer applications and devices used by the Company to operate and monitor all major aspects of its business, including financial systems (such as general ledger, accounts payable and billing), customer service, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems. The Company has completed its assessment phase and believes that it has identified substantially all of the major systems, software applications and related equipment used in connection with its internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to its business. The Company has substantially completed its remediation phase of modifying and upgrading all affected systems which are critical to the operations of the business. The Company is currently performing the necessary testing to certify the Year 2000 readiness of all of its systems. The Company estimates that all systems will be Year 2000 ready by the end of November 1999. However, any unforeseen problems which occur during the testing phase may adversely affect the Company's Year 2000 readiness.

    THIRD-PARTY SUPPLIERS. The Company relies, directly and indirectly, on external systems utilized by its suppliers for products used in the manufacture of its products. The Company has requested confirmation from its major suppliers of their Year 2000 compliance. For its mission critical business suppliers, the Company will perform the necessary due diligence to seek additional assurances that these suppliers will be Year 2000 ready. Third-party supplier Year 2000 readiness inquiries were completed by the end of October 1999. There can be no assurance that these suppliers will resolve any or all Year 2000 problems with their systems in a timely manner. Any failure of these third parties to resolve their Year 2000 problems in a timely manner could result in the material disruption of the business of the Company. Any such disruption could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that this is the worst case Year 2000 scenario, it is developing additional contingency programs that could potentially offset any negative impact.

    MANUFACTURING AND FACILITY SYSTEMS. Systems such as heating, sprinklers, elevators, security, test equipment, lab devices, and manufacturing equipment at the Company's facilities, warehouses, and manufacturing plants may also be affected by the Year 2000 problem. The Company has contacted the facility owners and third-party vendors seeking assurances of Year 2000 compliance. The Company's testing of mission critical equipment and devices has started and the Company estimates that such testing will be completed by the end of November 1999.

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

CONTINGENCY PLANNING. The Company recognizes the need for developing contingency plans to address the Year 2000 issues that may pose a significant risk to its on-going operations. Such plans could include the implementation of manual procedures and controls to mitigate risk and compensate for system deficiencies. The Company's Year 2000 Project Office developed a Company-wide contingency plan to address the Company's at-risk critical business functions and processes as a result of Year 2000 issues. It should be noted that in the normal course of business, the Company maintains disaster recovery plans designed to address various potential IS-related interruptions. For example, the Company has the capability of operating its information systems at a third-party vendor site in the case of a disaster at its corporate computer facility. Although these plans are not Year 2000 specific, they may be applicable to address limited Year 2000 failures or interruptions by some third parties resulting from their failure to be Year 2000 ready. There can be no assurance that any Year 2000 contingency plans developed and potentially deployed by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

COSTS TO ADDRESS YEAR 2000 READINESS. The Company has incurred approximately $0.5 million of expenses in the first half of fiscal 2000 to address its Year 2000 issues. The Company presently estimates that the total cost of addressing its Year 2000 issues will be approximately $3.5 million. This estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

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

------------------------------------------------------------------------------

PART I                                                                  ITEM 3
------------------------------------------------------------------------------

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. No significant changes have occurred during the second quarter of fiscal 2000.

------------------------------------------------------------------------------

PART II                                                      OTHER INFORMATION
------------------------------------------------------------------------------


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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27    Financial Data Schedule - September 30, 1999

         (b) Reports on Form 8-K:

              None.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LEINER HEALTH PRODUCTS INC.




                                          By: /s/ MICHAEL S. YUSKO
                                              ---------------------------
                                              Michael S. Yusko
                                              Vice President and
                                              Chief Financial Officer




Date: November 15, 1999

------------------------------------------------------------------------------