Form 10-Q
period 1999-12-31
LEINER HEALTH PRODUCTS INC
filed 2000-02-14
CIK 1043055

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


      --------------------------------------------------------------------


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 333-33121


                           LEINER HEALTH PRODUCTS INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      --------------------------------------------------------------------


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

      --------------------------------------------------------------------


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


          COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AT FEBRUARY 10, 2000

                                  1,000 SHARES


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           LEINER HEALTH PRODUCTS INC.
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.  Financial Information....................................................... 3

     ITEM 1.  Financial Statements .................................................. 3

         Condensed Consolidated Statements of Operations (Unaudited) -
              For the three and nine months ended December 31, 1999 and 1998 ........ 3

         Condensed Consolidated Balance Sheets -
              As of December 31, 1999 (Unaudited) and March 31, 1999 ...............  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
              For the nine months ended December 31, 1999 and 1998 .................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited) ..........  6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ........................................ 12

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ........... 19

PART II.  Other Information ........................................................ 20

SIGNATURE .......................................................................... 21

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                                 (in thousands)

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           DECEMBER 31,                     DECEMBER 31,
                                                   ----------------------------     -----------------------------
                                                      1999(A)           1998           1999(A)            1998
                                                   -----------      -----------     ------------     ------------
Net sales                                           $ 182,687        $ 162,151       $ 448,085        $ 433,888

Cost of sales                                         137,459          121,206         340,913          323,116
                                                   -----------      -----------     ------------     ------------

Gross profit                                           45,228           40,945         107,172          110,772

Marketing, selling and distribution expenses           22,616           19,161          61,403           56,327

General and administrative expenses                     9,476            7,679          27,476           26,205

Amortization of goodwill                                  425              417           1,260            1,253

Closure of facilities                                    (375)             143             493              464

Other charges (income)                                    383              460           1,133             (228)
                                                   -----------      -----------     ------------     ------------

Operating income                                       12,703           13,085          15,407           26,751

Interest expense, net                                   7,809            7,581          22,847           21,472
                                                   -----------      -----------     ------------     ------------

Income (loss) before income taxes                       4,894            5,504          (7,440)           5,279

Provision (benefit) for income taxes                    1,868            2,316          (3,579)           2,244
                                                   -----------      -----------     ------------     ------------

Net income (loss)                                   $   3,026        $   3,188       $  (3,861)       $   3,035
                                                   -----------      -----------     ------------     ------------
                                                   -----------      -----------     ------------     ------------

(A) These financial statements include the operating results of the acquired operations of Granutec, Inc. and Stanley Pharmaceuticals Ltd. for the two weeks ended December 31, 1999.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                            DECEMBER 31,       MARCH 31,
                                                              1999 (A)            1999
                                                           --------------     ------------
                                                             UNAUDITED           NOTE 1
ASSETS

Current assets:
     Cash and cash equivalents                              $     2,160        $      77
     Accounts receivable, net                                   131,038          127,127
     Inventories                                                185,807          151,605
     Prepaid expenses and other current assets                   17,172           10,738
                                                           --------------     ------------
Total current assets                                            336,177          289,547

Property, plant and equipment, net                               78,890           61,241
Goodwill, net                                                    53,574           54,334
Deferred financing charges                                       10,797           10,565
Other noncurrent assets                                          21,308            9,851
                                                           --------------     ------------
Total assets                                                $   500,746        $ 425,538
                                                           --------------     ------------
                                                           --------------     ------------

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Bank checks outstanding, less cash on deposit          $     9,259        $   6,539
     Current portion of long-term debt                            6,033            4,068
     Accounts payable                                           113,572           82,244
     Customer allowances payable                                  8,310            9,603
     Accrued compensation and benefits                           10,529           11,120
     Other accrued expenses                                      10,341            9,350
                                                           --------------     ------------
Total current liabilities                                       158,044          122,924

Long-term debt                                                  341,508          317,859
Other noncurrent liabilities                                      4,452            4,253

Commitments and contingent liabilities

Shareholder's deficit:
     Common stock                                                     1                1
     Capital in excess of par value                              21,851            1,851
     Accumulated deficit                                        (25,158)         (21,297)
     Accumulated other comprehensive income (loss)                   48              (53)
                                                           --------------     ------------
Total shareholder's deficit                                      (3,258)         (19,498)
                                                           --------------     ------------

Total liabilities and shareholder's deficit                 $   500,746        $ 425,538
                                                           --------------     ------------
                                                           --------------     ------------

(A) These financial statements include the balances of the acquired operations of Granutec, Inc. and Stanley Pharmaceuticals Ltd. as of December 31, 1999.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                     NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                ------------------------------
                                                                    1999 (A)          1998
                                                                -------------     ------------
OPERATING ACTIVITIES:
Net (loss) income                                                $   (3,861)       $   3,035
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Depreciation                                                     6,850           5,834
     Amortization                                                     7,017           6,164
     Deferred income taxes                                             -                (20)
     Translation adjustment                                            (101)             30
     Changes in operating assets and liabilities net of
      effects of acquisition of business:
        Accounts receivable                                          16,411           3,028
        Inventories                                                  (2,903)        (46,498)
        Bank checks outstanding, less cash on deposit                 2,641           5,292
        Accounts payable                                             13,321          (7,425)
        Customer allowances payable                                  (1,283)         (1,869)
        Accrued compensation and benefits                            (3,443)         (3,017)
        Other accrued expenses                                        2,611           1,054
        Income taxes payable/receivable                              (7,460)         (2,559)
        Other                                                          (576)           (563)
                                                                -------------     ------------
Net cash provided by (used in) operating activities                  29,224         (37,514)

INVESTING ACTIVITIES:
Acquisition of business                                             (51,949)           -
Additions to property, plant and equipment, net                      (4,295)         (9,812)
Increase in other noncurrent assets                                  (4,943)         (3,357)
                                                                -------------     ------------
Net cash used in investing activities                               (61,187)        (13,169)

FINANCING ACTIVITIES:
Net payments under bank revolving credit facility                   (11,593)         (3,296)
Borrowings under bank term credit facility                           30,000          59,763
Payments under bank term credit facility                             (1,235)           (998)
Capital contribution from parent                                     20,000              26
Repurchase of minority interest                                        -               (947)
Increase in deferred financing charges                               (1,614)           (995)
Payments on other long-term debt                                     (1,454)           (870)
                                                                -------------     ------------
Net cash provided by financing activities                            34,104          52,683

Effect of exchange rate changes                                         (58)            (67)
                                                                -------------     ------------
Net increase in cash and cash equivalents                             2,083           1,933

Cash and cash equivalents at beginning of period                         77           1,026
                                                                -------------     ------------
Cash and cash equivalents at end of period                       $    2,160        $  2,959
                                                                -------------     ------------
                                                                -------------     ------------

(A) These financial statements include the operating results and the balances of the acquired operations of Granutec, Inc. and Stanley Pharmaceuticals Ltd. as of and for the two weeks ended December 31, 1999.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended December 31, 1999 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Products Inc. ("Vita Health"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments recorded in connection with the acquisition of assets accounted for under the purchase method - Note 2 and adjustments recorded for the closure of facilities - Note 9) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

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

2.   ACQUISITION

The Company purchased substantially all of the assets of Granutec, Inc. ("Granutec") and Stanley Pharmaceuticals Ltd. ("Stanley"), both of which are subsidiaries of Novopharm Limited of Ontario, Canada, as well as certain related assets of Novopharm Limited, as of December 17, 1999 (the "Acquisition"). Granutec manufactures and distributes private label, over-the-counter pharmaceutical drugs in the United States, with facilities located in Wilson, North Carolina and Largo, Florida. Stanley manufactures and distributes private label, over-the-counter pharmaceutical drugs and vitamin supplement products in Canada and is headquartered in Vancouver, British Columbia.

The company acquired these assets for a purchase price consisting of (i) $50,000,000 in cash, subject to a net working capital adjustment, (ii) the assumption by the Company of all liabilities, obligations and commitments of Granutec relating to certain outstanding industrial development revenue bonds, including, without limitation, the obligation to repay the outstanding principal amount of approximately $7,100,000 on such bonds, and (iii) the assumption by the Company of certain other liabilities of Granutec and Stanley including trade accounts payable incurred in the ordinary course of business, but excluding trade accounts payable that have been outstanding for more than 90 days. The purchase price allocation recorded in connection with the Acquisition was based on preliminary estimates of fair values and will be finalized by March 31, 2000 based on the completion of a valuation of the assets acquired and the completion and approval of a formal plan of integration. The purchase price was funded in part by a $20,000,000 subscription by affiliates of certain existing shareholders to the capital of the Company's ultimate parent, Leiner Health Products Group Inc. ("Leiner Group"), which in turn made a capital contribution in the same amount to the Company, through PLI Holdings Inc., the Company's direct parent. The balance of the purchase price was funded from the Company's revolving credit facility.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of the year presented, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands).

                                                Nine months ended
                                                   December 31,
                                           ---------------------------
                                               1999            1998
                                           ------------     ----------
Net sales................................    $545,905        $510,283
Operating income.........................      26,696          28,957
Net income...............................         718           1,540


3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                            December 31,        March 31,
                                                               1999              1999
                                                           -------------    --------------
Raw materials, bulk vitamins and packaging materials ...    $    125,292     $     86,925
Work-in-process ........................................          16,330           12,717
Finished products ......................................          44,185           51,963
                                                           -------------    --------------
                                                            $    185,807     $    151,605
                                                           -------------    --------------
                                                           -------------    --------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

4.  LONG-TERM DEBT

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (together with the amendments described below, the "Credit Agreement"), which was amended on June 30, 1999 to include an additional U.S. term loan in the amount of $30,000,000 as described below and on December 16, 1999 (the "Second Amendment") to waive certain limitations that would have prohibited the Acquisition and to raise the applicable margins (as defined in the Credit Agreement). Additionally, the Credit Agreement was amended on February 11, 2000, effective December 16, 1999, principally to adjust the calculations of the Company's debt covenants to properly account for the Acquisition. The Credit Agreement provided for one U.S. term loan due December 30, 2004 in the amount of $68,000,000, two U.S. term loans due December 30, 2005 in the amounts of $65,000,000 and $30,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003.

Borrowings under the Credit Agreement bear interest at floating rates that are based on the agent lender's base rate (8.5% at December 31, 1999), the agent lender's Canadian prime rate (6.5% at December 31, 1999), LIBOR (6.0% at December 31, 1999) or the lender's banker's acceptance rate (5.1% at December 31, 1999), as the case may be, plus an applicable margin, as amended under the Second Amendment, based on the Company's leverage ratio (as defined in the Credit Agreement). The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin varies as follows: (a) for U.S. and Canadian revolving credit borrowings, from 1.0% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, (b) for the two Term B loans under the Term Facility, from 2.625% to 3.125% for LIBOR-based loans, and from 1.625% to 2.125% for alternate base rate-based loans and (c) for the one Term C loan and the one Term D loan under the Term Facility, from 2.75% to 3.25% for LIBOR-based loans, and from 1.75% to 2.25% for alternate base rate-based loans. As of December 31, 1999, the Company's weighted average interest rates under the Credit Agreement were 9.04% for U.S. borrowings and 7.48% for Canadian borrowings under the Credit Agreement. In addition to certain agent and up-front fees, the Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the Revolving Facility based on the Company's leverage ratio.

The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29,460,000 of its indebtedness under the Credit Agreement that provides a fixed rate of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. On October 8, 1999, the Company entered into an interest protection agreement with respect to $54,000,000 of its indebtedness under the Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest rates payable thereon. In connection with this transaction, the Company received $229,500 that is being recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001.

The Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. The Company was in compliance with all such financial covenants as of December 31, 1999. As of December 31, 1999, the Company had $33,290,000 available under its Revolving Facility.

In connection with the Acquisition, the Company assumed an industrial development revenue bond loan ("IRB Loan") with an outstanding principal amount of $7,100,000. The IRB Loan bore interest at the rate of 5.85% as of December 31, 1999. The interest rate on the IRB Loan is variable and fluctuates on a weekly basis. The principal amount of the IRB Loan is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable May 1, 2014.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

4.  LONG-TERM DEBT (CONTINUED)

Principal payments on long-term debt as of December 31, 1999 through fiscal 2004 and thereafter are (in thousands):

      Fiscal Year
      -----------
      2000            ..................................      $    1,871
      2001            ..................................           5,421
      2002            ..................................           3,342
      2003            ..................................           2,620
      2004            ..................................         115,395
      Thereafter      ..................................         218,892
                                                             -------------
         Total          ................................      $  347,541
                                                             -------------
                                                             -------------

5.  COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended December 31, 1999 and 1998, are as follows (in thousands):

                                              Three months ended           Nine months ended
                                                  December 31,                 December 31,
                                            -------------------------   --------------------------
                                               1999           1998         1999          1998
                                            -----------   -----------   -----------   ------------

Net income (loss) .......................   $    3,026    $    3,188    $   (3,861)   $    3,035
Foreign currency translation adjustment..          112            24           101           (30)
                                            -----------   -----------   -----------   ------------
Comprehensive income (loss) .............   $    3,138    $    3,212    $   (3,760)   $    3,005
                                            -----------   -----------   -----------   ------------
                                            -----------   -----------   -----------   ------------

6.  RELATED PARTY TRANSACTIONS

On June 30, 1997, Leiner Group, the Company's sole shareholder, and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor") to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird, Jr., Chairman of Leiner Group's Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement terminates if Baird Investment Group, L.L.C. ceases to be the managing member of North Castle Partners I, L.L.C., or upon the earliest of June 30, 2007 or the date that North Castle Partners I, L.L.C. terminates before that date.

In connection with the Acquisition, the Company received a capital contribution of approximately $20,000,000 from Leiner Group, through its direct parent, PLI Holdings Inc.

7.  CONTINGENT LIABILITIES

The Company has been named in numerous actions brought in federal or state courts seeking compensatory and, in some cases, punitive damages for alleged personal injuries resulting from the ingestion of certain products containing L-Tryptophan. As of January 27, 2000, the Company and/or certain of its customers, many of whom have tendered their defense to the Company, had been named in 674 lawsuits, of which 671 have been settled.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

7.  CONTINGENT LIABILITIES (CONTINUED)

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

Of the remaining three cases, management does not expect that the Company will be required to make any material payments in connection with their resolution by virtue of the Agreement, or, in the event that the supplier ceases to honor the Agreement, by virtue of the Company's product liability insurance, subject to deductibles with respect to the three currently pending claims not to exceed $750,000 in the aggregate. Accordingly, no provision has been made in the Company's consolidated financial statements for any loss that may result from these remaining actions.

The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.  BUSINESS SEGMENT INFORMATION

The Company operated in two reportable segments. One represents the Company's U.S. operations, including Granutec ("Leiner U.S.") and the other represents the Company's Canadian operations, including Stanley ("Vita Health"). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements and over-the-counter pharmaceutical drugs and distribute their products primarily through mass market retailers. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

8.  BUSINESS SEGMENT INFORMATION (CONTINUED)

Selected financial information for the Company's reportable segments for the three and nine months ended December 31, 1999 and 1998 is as follows (in thousands):

                                               Leiner          Vita       Consolidated
                                                 U.S.          Health         totals
                                              -----------    ----------  ---------------
THREE MONTHS ENDED DECEMBER 31, 1999 (A):
External sales                                 $ 169,497      $  13,190      $  182,687
Intersegment sales                                   449             45             494
Segment operating income                          11,735            968          12,703
Depreciation and amortization                      4,927            272           5,199
Interest expense, net                              7,377            432           7,809
Income tax expense                                 1,608            260           1,868
Segment assets                                   448,324         52,422         500,746
Expenditures for long-lived assets                 1,343          1,285           2,628

THREE MONTHS ENDED DECEMBER 31, 1998:
External sales                                 $ 152,020      $  10,131      $  162,151
Intersegment sales                                   309             31             340
Segment operating income                          11,941          1,144          13,085
Depreciation and amortization                      4,127            193           4,320
Interest expense, net                              7,209            372           7,581
Income tax expense                                 2,062            254           2,316
Segment assets                                   388,580         26,735         415,315
Expenditures for long-lived assets                 (505)             58           (447)

(A) Includes the operating results and the balances for the acquired operations of Granutec and Stanley as of and for the two weeks ended December 31, 1999.





-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 1
-------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)


8.  BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                    Leiner           Vita         Consolidated
                                                      U.S.           Health           totals
                                                  -----------     -----------    --------------

NINE MONTHS ENDED DECEMBER 31, 1999 (A):
External sales                                     $ 412,580       $  35,505         $ 448,085
Intersegment sales                                     1,068              72             1,140
Segment operating income                              12,654           2,753            15,407
Depreciation and amortization                         13,176             691            13,867
Interest expense, net                                 21,594           1,253            22,847
Income tax (benefit) expense                          (3,958)            379            (3,579)
Segment assets                                       448,324          52,422           500,746
Expenditures for long-lived assets                     2,057           2,238             4,295

NINE MONTHS ENDED DECEMBER 31, 1998:
External sales                                     $ 406,617       $  27,271         $ 433,888
Intersegment sales                                     1,439              48             1,487
Segment operating income                              24,500           2,251            26,751
Depreciation and amortization                         11,450             548            11,998
Interest expense, net                                 20,451           1,021            21,472
Income tax expense                                     1,787             457             2,244
Segment assets                                       388,580          26,735           415,315
Expenditures for long-lived assets                     8,775           1,037             9,812

(A) Includes the operating results and the balances for the acquired operations of Granutec and Stanley as of and for the two weeks ended December 31, 1999.

9.  CLOSURE OF FACILITIES

In the second and third quarters of fiscal 2000, the Company closed its Madison, Wisconsin and Sherburne, New York facilities, respectively. The Company incurred approximately $1,006,000 in the first quarter of fiscal 2000 for severance and other costs related to the closure of its Madison, Wisconsin facility, which was offset by a $248,000 reversal of excess reserves for severance and other costs in the second quarter of fiscal year 2000 and a gain of approximately $230,000 from the sale of the facility. Additionally, the Company had reserved approximately $340,000 in the second quarter of fiscal 2000 for severance and other costs related to the closure of its Sherburne, New York facility.

The Company recorded a gain of approximately $340,000 in the third quarter of fiscal 2000 from the sale of its Chicago facility, which the Company had previously closed and written down to fair value in fiscal 1999, and reversed excess reserves for severance and other costs totaling $35,000 related to the closure of its Madison, Wisconsin facility.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary, for the three months ended December 31, 1999 ("third quarter of fiscal 2000") and the nine months ended December 31, 1999 and the significant developments affecting its financial condition since March 31, 1999. The operating results of the acquired operations for Granutec, Inc. ("Granutec") and Stanley Pharmaceuticals Ltd. ("Stanley") are included in the Company's financial statements from December 17, 1999 (the date of acquisition) to December 31, 1999. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1999, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

ACQUISITION

As of December 17, 1999, the Company purchased substantially all of the assets of Granutec and Stanley and certain related assets of Novopharm Limited ("Novopharm") of Ontario, Canada (the "Acquisition"). Granutec manufactures and distributes private label, over-the-counter pharmaceutical drugs in the United States, with facilities located in Wilson, North Carolina and Largo, Florida. Stanley manufactures and distributes private label, over-the-counter drugs and vitamin supplement products in Canada and is headquartered in Vancouver, British Columbia.

The Company made the Acquisition for a purchase price consisting of (i) $50 million in cash, subject to a net working capital adjustment, (ii) the assumption by the Company of all liabilities, obligations and commitments of Granutec relating to certain outstanding industrial development revenue bonds, including, without limitation, the obligation to repay the outstanding principal amount of approximately $7.1 million on such bonds, and (iii) the assumption by the Company of certain other liabilities of Granutec and Stanley including trade accounts payable incurred in the ordinary course of business, but excluding trade accounts payable that have been outstanding for more than 90 days. The purchase price allocation recorded in connection with the Acquisition was based on preliminary estimates of fair values and will be finalized by March 31, 2000 based on the completion of a valuation of the assets acquired and completion and approval of a formal plan of integration. The purchase price was funded in part by a $20 million subscription by affiliates of certain existing shareholders to the capital of the Company's ultimate parent, Leiner Health Products Group Inc. ("Leiner Group"), which in turn made a capital contribution in the same amount to the Company, through PLI Holdings Inc., the Company's direct parent. The balance of the purchase price was funded from the Company's revolving credit facility.

The following unaudited pro forma financial information presents the consolidated results of operations as if the Granutec and Stanley acquisition had occurred at the beginning of the year presented, and does not purport to be indicative of the results that would have occurred had the acquisition occurred at such date or of results which may occur in the future (in millions).

                                                Nine months ended
                                                   December 31,
                                           ---------------------------
                                               1999            1998
                                           ------------     ----------
Net sales................................     $545.9          $510.3
Operating income.........................       26.7            29.0
Net income...............................        0.7             1.5


SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of its fiscal year.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended December 31, 1999 and 1998.

                                                             PERCENTAGE OF NET SALES
                                                --------------------------------------------------
                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       DECEMBER 31,             DECEMBER 31,
                                                ------------------------   -----------------------
                                                   1999          1998        1999          1998
                                                -----------   ----------   ---------    ----------
Net sales ..................................        100.0%       100.0%      100.0%       100.0%
Cost of sales ..............................         75.2         74.7        76.1         74.5
                                                -----------   ----------   ---------    ----------
Gross profit ...............................         24.8         25.3        23.9         25.5
Marketing, selling and distribution expenses         12.4         11.8        13.7         13.0
General and administrative expenses ........          5.2          4.8         6.1          6.0
Amortization of goodwill ...................          0.2          0.3         0.3          0.3
Closure of facilities ......................         (0.2)         0.1         0.1          0.1
Other charges (income) .....................          0.2          0.2         0.3          0.0
                                                -----------   ----------   ---------    ----------
Operating income ...........................          7.0          8.1         3.4          6.1
Interest expense, net ......................          4.3          4.7         5.1          4.9
                                                -----------   ----------   ---------    ----------
Income (loss) before income taxes ..........          2.7          3.4        (1.7)         1.2
Provision (benefit) for income taxes .......          1.0          1.4        (0.8)         0.5
                                                -----------   ----------   ---------    ----------
Net income (loss) ..........................          1.7%         2.0%       (0.9)%        0.7%
                                                -----------   ----------   ---------    ----------
                                                -----------   ----------   ---------    ----------

Net sales for the third quarter of fiscal 2000 were $182.7 million, an increase of $20.5 million, or 12.7% versus the third quarter of fiscal 1999. Granutec and Stanley accounted for $6.1 million of this $20.5 million increase over the prior year, with most of their sales coming from over-the-counter pharmaceutical drugs ("OTCs"). The remaining increase of $14.4 million was caused primarily by an increase of $16.2 million or 11.9% in the Company's vitamin product sales and an increase of $3.9 million or 114.6% in contract manufacturing sales, offset by a $4.0 million decrease in sales of OTCs and a $1.8 million decrease in drug repackaging sales. The increase in the Company's vitamin sales was strongest in private label herbal products and multi-vitamins, primarily due to increased sales volumes of these products. Contract manufacturing sales increased primarily due to the addition of new customers, thereby increasing volumes. The decrease in sales of private label OTCs was due to lost volume, however management expects the decline in sales volumes for OTCs to reverse in the future as synergies from the combined customer base with the Acquisition are realized. Drug repackaging sales decreased in the three months ended December 31, 1999, compared to the prior year, due to the Company exiting the drug repackaging business in July 1999.

For the nine months ended December 31, 1999, net sales increased by $14.2 million, or 3.3% as compared to the comparable period of fiscal 1999. Of this $14.2 million increase, Granutec and Stanley accounted for $6.1 million. Excluding these sales from Granutec and Stanley, the Company's vitamin product sales increased $12.7 million or 3.5% and sales from contract manufacturing increased approximately $5.2 million or 52.5%. The Company's increase in vitamin product sales was strongest in private label vitamins, which grew by $15.7 million primarily due to increased volumes as the Company acquired a new mass market customer and increased volumes with current customers. Contract manufacturing sales also increased due to increased volumes resulting from the addition of new customers during the nine months ended December 31, 1999 versus the comparable period in fiscal 1999. These increases were partially offset by a decline in the Company's non-core product sales of hair and skin care products of $6.7 million in the nine months ended December 31, 1999, and a decline of approximately $4.9 million in drug repackaging sales as compared to the comparable period of fiscal 1999. The Company closed its drug repackaging facility in July 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Management expects the trend of declining sales volumes for OTCs will reverse during the remainder of the year, as compared to fiscal 1999, as it builds these product sales and realizes the synergies from its combined customer base with the Acquisition.

Gross profit for the third quarter of fiscal 2000 was $45.2 million, an increase of $4.3 million, or 10.5%, from $40.9 million in the third quarter of fiscal 1999. Granutec and Stanley accounted for $1.6 million of this increase. The remainder of the increase in gross profit during the quarter is primarily attributable to the higher sales volume. Gross profit margin was 24.8% for the third quarter of fiscal 2000, down from 25.3% in the third quarter of the prior fiscal year due primarily to pricing pressures and to a change in product mix to sales of lower margin private label products from higher margin branded products. The pricing pressures are primarily on vitamin C and E products as declining raw material prices have been recognized in the sales prices prior to the cost of goods reductions cycling through inventory. Management expects the gross profit margins to improve during the fourth quarter of fiscal year 2000 as plant efficiencies continue to improve, including efficiencies at the Company's new facility in Fort Mill, South Carolina as the benefits of having completed the start-up phase of operations are realized there, and as the benefits of reduced raw material costs for vitamin C and E products are realized.

For the nine months ended December 31, 1999, gross profit decreased by $3.6 million, or 3.3% compared to the same period in fiscal 1999. Excluding the Granutec and Stanley gross profit of $1.6 million, the Company's gross profit was $105.6 million for the first nine months of fiscal 2000 versus $110.8 million in the comparable period in fiscal 1999. Gross profit margin was 23.8% excluding Granutec and Stanley, a 1.7 percentage point decrease in the nine months ended December 31, 1999 from 25.5% in the comparable period in fiscal 1999. The decrease in gross profit in the first nine months of the year was primarily due to the shift in product mix, the effect of certain product line rationalizations, including certain skin care products, liquid herbal products, the departure from the drug repackaging business, and certain plant inefficiencies, offset by the increase contributed by Granutec and Stanley.

Marketing, selling and distribution expenses, together with general and administrative expenses (collectively, "Operating Expenses") increased by $5.3 million, or 19.6% for the third quarter of fiscal 2000 as compared to the comparable period in fiscal 1999. Excluding Operating Expenses for Granutec and Stanley, Operating Expenses for the Company were $31.6 million for the third quarter of fiscal 2000, representing an increase of $4.7 million or 17.7% over the third quarter of fiscal 1999. As a percentage of net sales without Granutec and Stanley, Operating Expenses were 17.9% for the three months ended December 31, 1999, representing an increase over the comparable period in fiscal 1999 when Operating Expenses were 16.6% of net sales. These Operating Expenses for the third quarter of fiscal 2000 increased primarily as a result of increased sales volumes and infrastructure development in support of advanced science initiatives along with increased spending on information systems projects, including those related to the Year 2000 issue (see "Year 2000 Matters"). For the nine months ended December 31, 1999, Operating Expenses excluding Granutec and Stanley, were $88.4 million or 20.0% of net sales versus $80.9 million or 19.0% in the prior year. The increase in Operating Expenses for the nine months ended December 31, 1999 is due primarily to higher fixed costs as a result of infrastructure development in support of advanced science and product quality initiatives which began in the first quarter of fiscal 1999 and are expected to continue throughout fiscal 2000. In addition, the Company increased advertising spending on branded products in the first nine months of fiscal 2000 in an effort to better position its products in the marketplace and increased spending for information systems projects, including those related to the Year 2000 issue (see "Year 2000 Matters").

In the third quarter of fiscal 2000, the Company recorded a $0.3 million gain from the sale of its Chicago facility, which was closed in fiscal 1999 and reversed excess reserves for severance and other costs totaling $0.1 million related to the closure of its Madison, Wisconsin facility which occurred in the second quarter of fiscal 2000. During the nine months ended December 31, 1999, the Company incurred $0.5 million of expenses related to the closing of its facilities in Madison, Wisconsin (thereby exiting its drug repackaging business) and Sherburne, New York, which was partially offset by the $0.3 million gain on the sale of the Chicago facility.

During the third quarter of fiscal 2000, the Company incurred $0.4 million of other charges which is consistent with other charges of $0.5 million in the same period in fiscal 1999. Other charges totaled $1.1 million for the nine months ended December 31, 1999 compared to other income of $0.2 million in fiscal 1999. This change was primarily

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

attributable to other income generated by a non-recurring settlement in the second quarter of fiscal 1999 arising from a dispute involving a service provider and a former employee.

In the third quarter of fiscal 2000, operating income was $12.7 million, a decrease of $0.4 million or 2.9%, compared to the third quarter of fiscal 1999. The decrease was primarily due to lower gross profit margins and higher Operating Expenses as previously discussed. For the nine months ended December 31, 1999, operating income was down $11.3 million or 42.4% from the nine months ended December 31, 1998. This decrease was primarily due to lower gross profit margins, higher Operating Expenses, and the increase in other charges, all noted above.

In the third quarter of fiscal 2000, net interest expense of $7.8 million represents an increase of $0.2 million from the third quarter of fiscal 1999. Net interest expense increased by $1.4 million during the nine months ended December 31, 1999, versus the nine months ended December 31, 1998. This increase in the three and nine months ended December 31, 1999 was due primarily to an increase in the average outstanding indebtedness of the Company and, to a lesser degree, increased interest borrowing rates.

The provision for income taxes for the third quarter of fiscal 2000 was $1.9 million, which was comparable to $2.3 million in the third quarter of fiscal 1999. For the nine months ended December 31, 1999, the benefit for income taxes was $3.6 million compared to a provision of $2.2 million in the comparable period in fiscal 1999. Based on the latest estimates, the Company expects its effective tax rate to be approximately 45.0% for the remainder of fiscal 2000, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization.

Primarily as a result of the factors discussed above, net income of $3.0 million was recorded in the third quarter of fiscal 2000 as compared to net income of $3.2 million in the third quarter of fiscal 1999. For the nine months ended December 31, 1999, a net loss of $3.9 million was recorded as compared to the $3.0 million of net income recorded in the comparable period of fiscal 1999.

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $17.0 million for the third quarter of fiscal 2000, down slightly from $17.1 million in the comparable period in fiscal 1999. EBITDA for the nine months of fiscal 2000 was $28.4 million, or $9.4 million less than EBITDA for the comparable period of fiscal 1999. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million and $0.4 million for the three months ended December 31, 1999 and 1998, respectively, and $1.4 million for both the nine month periods ended December 31, 1999 and 1998, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. The Company is required to repay the $171.6 million in term loans outstanding as of December 31, 1999 under the Credit Agreement (defined below) by December 30, 2005 with scheduled principal payments of $1.7 million for fiscal 2000 through 2003, $37.1 million for fiscal 2004, $82.4 million for fiscal 2005, and $46.4 million for fiscal 2006. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Credit Agreement. All outstanding revolving credit borrowings under the Credit Agreement will become due on June 30, 2003.

During the first nine months of fiscal 2000, net cash provided by operating activities totaled $29.4 million. This resulted primarily from a positive net change in operating assets and liabilities of $19.3 million. Collections on

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

the accounts receivable balance, excluding accounts receivables for Granutec and Stanley, provided $16.6 million of cash during the nine months ended December 31, 1999. Excluding the increase in inventory resulting from the acquisition of Granutec and Stanley, inventory only increased $2.9 million in the first nine months of fiscal 2000 compared to an increase of $46.5 million for the comparable period in fiscal 1999. Management has focused on optimizing the Company's inventory levels throughout fiscal 2000 and has been successful at managing inventory levels at a minimal growth rate. The increase in accounts payable since March 31, 1999 of $13.3 million was due primarily to the timing of disbursements at the end of each quarter and purchases of inventory at the end of the third quarter of fiscal 2000 in anticipation of heavy sales volumes expected in the fourth quarter of fiscal 2000.

Net cash used in investing activities was $61.2 million in the nine months ended December 31, 1999. This was due primarily to the acquisition of Granutec and Stanley. Upon closing of this acquisition, the Company used approximately $30.0 million of funds available under its Revolving Facility and a $20.0 million capital contribution it received from its parent to fund the purchase price. The Company also assumed approximately $7.1 million of debt and certain other liabilities in connection with the Acquisition. Net capital expenditures in fiscal 2000 totaled $4.3 million. The major capital expenditures were related to investments in capacity expansion at the new manufacturing, packaging and distribution facility in South Carolina.

Net cash provided by financing activities was $34.1 million in the first nine months of fiscal 2000. This was primarily the result of increased net borrowings under the Credit Agreement and a $20.0 million capital contribution from the Company's parent. On June 30, 1999, the Company entered into a term loan under its Credit Agreement and received $30.0 million which it used to pay off outstanding borrowings under its Revolving Facility (defined below).

FINANCING ARRANGEMENTS

On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (together with the amendments described below, the "Credit Agreement"), which was amended on June 30, 1999 to include an additional U.S. term loan in the amount of $30,000,000 as described below and on December 16, 1999 (the "Second Amendment") to waive certain limitations that would have prohibited the Acquisition and to raise the applicable margins (as defined in the Credit Agreement). Additionally, the Credit Agreement was amended on February 11, 2000, effective December 16, 1999, principally to adjust the calculations of the Company's debt covenants to properly account for the Acquisition. The Credit Agreement provided for one U.S. term loan due December 30, 2004 in the amount of $68 million and two U.S. term loans due December 30, 2005 in the amounts of $65 million and $30 million, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12 million (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125 million (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. As of February 7, 2000, the Company's unused availability under the Credit Agreement was approximately $33.7 million.

The Revolving Facility includes letter of credit and swingline facilities. Borrowings under the Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined in the Credit Agreement), and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company has entered into an interest protection arrangement effective July 30, 1997 with respect to $29.5 million of its indebtedness under the Credit Agreement that provides a fixed rate of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. On October 8, 1999, the Company entered into an interest protection agreement, with respect to $54.0 million of its indebtedness under the Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest rates payable thereon. In connection with this transaction, the Company received approximately $0.2 million that is being recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001. The Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 2
-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                  (CONTINUED)

incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its senior subordinated notes due 2007 (the "Notes") or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio.

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

A portion of the outstanding borrowings under the Credit Agreement, amounting to approximately U.S. $28.9 million as of December 31, 1999, is denominated in Canadian dollars. All other outstanding borrowings under the Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At December 31, 1999, borrowings under the Credit Agreement bore interest at a weighted average rate of 8.9% per annum. The Notes bear interest at a rate of 9.6% per annum.

In connection with the Acquisition, the Company assumed an industrial development revenue bond loan ("IRB Loan") with an outstanding principal amount of $7.1 million. The IRB Loan bore interest at the rate of 5.85% as of December 31, 1999. The interest rate on the IRB Loan is variable and fluctuates on a weekly basis. The principal amount of the IRB Loan is due and payable in annual installments of $0.5 million, with the remaining outstanding principal amount due and payable May 1, 2014.

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

YEAR 2000 MATTERS

The Company has completed the review of its internal computer systems, including addressing the use of only two-digit date fields to identify a year in the date field, and the correct processing of "leap year" dates, commonly referred to as the "Year 2000 problem". The Company completed third party inquiries and necessary due diligence to seek additional assurances from its vendors of Year 2000 compliance. In addition, the Company developed a Company-wide contingency plan to address various potential information system related interruptions, including manual procedures and controls to mitigate risk and compensate for system deficiencies.

The Company believes all its critical systems are Year 2000 compliant. However, there is no guarantee that the Company has discovered all possible system failures, including failure to identify all systems, and non-ready third parties whose systems and operations impact the Company. Any internal system failure or any failure of such third parties to identify and correct their systems and operation could result in material disruption of the business of the Company which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company incurred approximately $0.8 million of expenses in the first nine months of fiscal 2000 to address its Year 2000 issues, and approximately $2.5 million since the Company began to address its Year 2000 issues in May of 1997.

As of February 10, 2000, the Company has not experienced any significant Year 2000 issues with any of its internal systems.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report and in the Company's Form 10-K for the fiscal year ended March 31, 1999 (including, without limitation, those factors discussed in the "Business - Risk Factors" section of Item 1 thereof), on file with the Securities and Exchange Commission, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I                                                                   ITEM 3
-------------------------------------------------------------------------------

             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. No significant changes have occurred during the third quarter of fiscal 2000.





-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART II                                                      OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         The information in Note 7 to the Company's Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              4.1 Second Amendment, dated December 16, 1999, to the Amended and
                  Restated Credit Agreement, among Leiner Health Products Inc., Vita Health Products Inc., and the banks and other financial institutions party thereto, as Lenders.

              4.2 Loan Agreement, dated as of May 1, 1994, by and between The
                  Wilson County Industrial Facilities and Pollution Control Financing Authority, and Granutec, Inc.

              4.3 Third Amendment, dated February 11, 2000 to the Existing
                  Credit Agreement, among Leiner Health Products Inc., Vita Health Products Inc., and the banks and other financial institutions party thereto, as Lenders.

              27  Financial Data Schedule - December 31, 1999

          (b) Reports on Form 8-K:

              (1) Form 8-K dated October 25, 1999, announcing the definitive agreement signed by the Company and Novopharm Limited of Ontario, Canada, to purchase substantially all of the assets of two of its divisions, Stanley Pharmaceuticals Ltd. and Granutec, Inc. The agreement was subject to various conditions including regulatory approvals.

              (2) Form 8-K dated December 30, 1999, announcing the purchase of substantially all of the assets of Granutec, Inc. and Stanley Pharmaceuticals Ltd., both of which are subsidiaries of Novopharm Limited of Ontario, Canada, as well certain related assets of Novopharm Limited.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEINER HEALTH PRODUCTS INC.



                                        By:     /s/ STEPHEN P. MILLER
                                             ---------------------------------
                                             Stephen P. Miller
                                             Senior Vice President and
                                             Chief Financial Officer


Date: February 14, 2000










-------------------------------------------------------------------------------
-------------------------------------------------------------------------------