Form 10-K405
period 2000-03-31
LEINER HEALTH PRODUCTS INC
filed 2000-06-29
CIK 1043055

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of June 27, 2000, there were 1,000 shares of the registrant's Common Stock, par value $1, outstanding, none of which were held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          LEINER HEALTH PRODUCTS INC.
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I.
Item 1.                 Business....................................................      1
Item 2.                 Properties..................................................     15
Item 3.                 Legal Proceedings and Product Liability.....................     16
Item 4.                 Submission of Matters to a Vote of Security Holders.........     17

PART II.
Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     18
Item 6.                 Selected Financial Data.....................................     18
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     21
Item 7A.                Quantitative and Qualitative Disclosures about Market
                          Risk......................................................     28
Item 8.                 Financial Statements and Supplementary Data.................     29
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     29

PART III.
Item 10.                Directors and Executive Officers............................     30
Item 11.                Executive Compensation......................................     32
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     34
Item 13.                Certain Relationships and Related Transactions..............     35

PART IV.
Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................     37

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

                                     PART I
                                     ITEM 1
                                    BUSINESS

GENERAL

    Leiner Health Products Inc. ("Leiner" or the "Company") is one of the nation's leading manufacturers of vitamins, minerals, and nutritional supplements and distributes its products primarily through Mass Market retailers. The Company has approximately a 17.4% share of all Mass Market vitamin sales in the United States, and an over 50% share of the Mass Market private label segment. Leiner's U.S. vitamin sales have grown at a compound annual rate of approximately 18% per year over the last seven years, over one and a quarter times the industry growth rate in the U.S. Leiner is also one of the nation's largest private label over-the-counter ("OTC") pharmaceuticals manufacturers, with approximately 19.5% of its sales in OTC pharmaceutical and other products.

    The Company is the ultimate successor to the vitamin product division of P. Leiner & Sons, America, Inc. The division, founded in 1973, was purchased in 1979 by management and Booker plc through Leiner, then named P. Leiner Nutritional Products Corp. (the "Predecessor Company"). On May 4, 1992, Leiner Health Products Group Inc. ("Leiner Group") acquired Leiner (the "LHP Acquisition") for a total purchase price of approximately $90.9 million. On
May 22, 1992, Leiner Group acquired privately held XCEL Laboratories, Inc., a major U.S. private label OTC pharmaceuticals manufacturer for a total purchase price of approximately $24.7 million. On March 8, 1993, XCEL Laboratories, Inc. was merged into Leiner. Leiner subsequently changed its name to Leiner Health Products Inc. Leiner Group was incorporated under the laws of the State of Delaware in 1987 by AEA Investors Inc. and did not have any significant assets, liabilities or activities prior to the LHP Acquisition. Leiner Group is a holding company with no significant operations or assets other than the stock of Leiner, which it holds through its sole direct subsidiary, PLI Holdings Inc., itself a holding company ("PLI Holdings"). Leiner Group was recapitalized effective June 30, 1997. See "Recapitalization."

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

    On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition"

    The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal year" refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal year 2000 are references to the Company's fiscal year ended March 31, 2000).

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

SEASONALITY

    Leiner's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. A significant portion of the Company's sales and a more significant portion of the Company's operating income occurs in the second half of the fiscal year as shown below (in millions):

                                                 NET SALES   OPERATING INCOME (LOSS)
                                                 ---------   -----------------------
Fiscal 2000
First quarter..................................   $120.9             $   --
Second quarter.................................    144.5                2.7
Third quarter(1)...............................    182.7               12.7
Fourth quarter(1)..............................    214.2               23.8
                                                  ------             ------
                                                  $662.3             $ 39.2
                                                  ======             ======

Fiscal 1999
First quarter..................................   $122.3             $  5.9
Second quarter.................................    149.4                7.7
Third quarter..................................    162.2               13.1
Fourth quarter.................................    193.0               20.3
                                                  ------             ------
                                                  $626.9             $ 47.0
                                                  ======             ======

Fiscal 1998
First quarter..................................   $ 94.1             $(28.2)
Second quarter.................................    112.2                5.3
Third quarter..................................    132.5               11.5
Fourth quarter.................................    163.3               15.8
                                                  ------             ------
                                                  $502.1             $  4.4(2)
                                                  ======             ======

------------------------

(1) Net sales and operating income of $6.1 million and $1.1 million, respectively, in the third quarter of fiscal year 2000 and $33.0 million and $3.1 million, respectively, in the fourth quarter of fiscal year 2000, relate to the Acquisition. See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes expenses of $15.6 million related to stock option compensation, $5.2 million of management bonuses and expenses incurred by Leiner Group in connection with its capital raising activities of $12.0 million, all of which were incurred in connection with the Recapitalization. Without these expenses, operating income would have been $4.1 million for the first quarter of fiscal 1998 and $37.2 million for fiscal 1998. See Note 4 of Notes to Consolidated Financial Statements.

PRODUCTS

    The following table sets forth the net sales of the Company's vitamin, OTC pharmaceutical and other product lines for the periods indicated (in millions):

                                                       FISCAL YEARS ENDED MARCH 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
Vitamin products....................................   $533.1     $530.1     $424.7
OTC pharmaceuticals.................................     98.8       65.6       61.1
Other products......................................     30.4       31.2       16.3
                                                       ------     ------     ------
  Total.............................................   $662.3     $626.9     $502.1
                                                       ======     ======     ======

    VITAMIN PRODUCTS. The Company sells a full line of vitamin products, including more than 500 products in more than 10,000 stock keeping units ("SKUs"). The Company's products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. The Company's vitamin products include national brand equivalents which compare to the dietary ingredients contained in CENTRUM-REGISTERED TRADEMARK-,
ONE-A-DAY-REGISTERED TRADEMARK- and GINSANA-REGISTERED TRADEMARK-, natural vitamin products such as vitamins C and E and folic acid, minerals such as calcium, supplements such as glucosamine and herbal products such as St. John's wort, ginseng and ginkgo biloba. In addition, Leiner's YOUR
LIFE-REGISTERED TRADEMARK- brand is one of the nation's largest broadline vitamin product brands. Sales of vitamins C and E, in the aggregate, accounted for approximately 30.9% of the Company's sales in fiscal 2000.

    The Company sells vitamin products under its customers' store names ("private label products"). The Company estimates that private label products accounted for approximately 80% of Leiner's total fiscal 2000 vitamin sales.

    Vita Health produces approximately 350 different types of vitamins and minerals. However, the majority of Vita Health's sales in this segment are concentrated in a few core product categories. The top 5 product categories, which comprise over one-half of Vita Health's vitamin sales, are vitamin C products, vitamin E products, multivitamins, herbal products and supplements.

    OTC PHARMACEUTICALS. The Company markets approximately 400 different OTC pharmaceutical products in approximately 3,700 SKUs, including products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories. The Company sells its OTC pharmaceuticals under its customers' private labels as well as its own broadline brand, PHARMACIST FORMULA-REGISTERED TRADEMARK-, first introduced in 1989.

    Vita Health's OTC pharmaceutical sales are primarily analgesic products and cough and cold products. In Canada, there are two primary classes of analgesic products, those with codeine and those without. Vita Health produces both types of products.

    In the Acquisition, the Company acquired rights from Novopharm to market and manufacture pharmaceutical products previously available only by prescription, but now sold over-the-counter, ("Rx--to--OTC switch products"), including Ranitidine and Naproxen Sodium. The Company intends to use the Chemistry, Manufacturing and Control ("CMC") experience, (also gained in the Acquisition), with these and other Rx-to-OTC switch products to further broaden its OTC product line. See "Government Regulation--OTC Pharmaceuticals."

    SERVICES; OTHER PRODUCTS. The Company performs contract manufacturing services on a limited basis for selected consumer product companies. In order to leverage further its existing distribution system and marketing expertise, the Company markets certain niche products. For example, the Company developed and markets the BODYCOLOGY-REGISTERED TRADEMARK- line of hair, skin and bath care products.

CUSTOMERS

    The Company's vitamin products are sold in all 50 states through more than 50,000 retail outlets, including drug store, supermarket, mass merchandising, and warehouse club chains, as well as in convenience stores and through the United States military outlets worldwide. Leiner is the vitamin category manager for many leading retailers. The Company's vitamin product customers include eight of the ten largest drug store chains (including CVS Corp., Walgreen Company, Rite Aid Corporation, Eckerd Corporation, and Longs Drug Stores), nine of the ten largest supermarket chains (including Kroger Co., Albertson's, Inc., Safeway, Ahold USA, and Winn-Dixie Stores), six of the ten largest mass merchandising chains (including Wal-Mart, Target and Kmart), and the two largest warehouse club chains (Sam's Club and Costco). The Company has approximately 210 active U.S. customers. In fiscal 2000, Wal-Mart Stores, Inc. and Costco accounted for approximately 31% and 9%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 2000. The Company's top ten customers in the aggregate accounted for approximately 68% of the Company's sales for fiscal 2000.

BACKLOG ORDERS

    The Company had approximately $20.5 million in backlog orders, believed to be firm, as of March 31, 2000. Substantially all of these orders are expected to be shipped in fiscal 2001. The Company had $16.1 million in backlog orders, believed to be firm, as of March 31, 1999.

PURCHASED MATERIALS

    The Company purchases from third party suppliers raw materials and certain products that the Company does not manufacture. Although the Company currently has supply arrangements with several suppliers of these ingredients and products, and the Company's purchased materials are generally available from numerous sources, an unexpected interruption of supply could materially adversely affect the Company's results of operations. Two suppliers provided approximately 23% of the materials purchased during fiscal 2000 by the Company. No other single supplier accounted for more than 10% of the Company's material purchases.

COMPETITION

    The markets for the Company's products are highly competitive. The Company competes on the basis of customer service, product quality, range of products offered, pricing and marketing support. In the Mass Market vitamin product business, the Company believes that its major U.S. competitors are Pharmavite, Royal Numico, and NBTY, Inc. (manufacturer of Nature's Bounty vitamin products). In the OTC pharmaceuticals business, the Company believes its major U.S. competitor is Perrigo Company.

    In the United States, the Company sells approximately 90% of its vitamin products to Mass Market and warehouse club retailers. The Company does not currently participate significantly in other U.S. distribution channels such as health food stores, direct mail and direct sales, and, therefore, may face competition from such alternative channels as more customers utilize these channels of distribution to obtain vitamin products.

    The Company competes with other major private label and broadline brand manufacturers, certain of which are larger and have access to greater resources than the Company. Among other factors, competition among private label manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, the Company's results of operations or market position could be adversely affected. However, the Company believes that it competes favorably with other companies because of its (i) low manufacturing costs, (ii) sales and marketing strategies (including the wide range of products offered), (iii) customer service (including adaptability to customer needs and speed of delivery), and (iv) reputation of supplying quality products.

    The Company also competes with larger manufacturers of nationally advertised brand name products such as American Home Products Corp., Bayer Group and Bristol-Myers Squibb Co., which have resources substantially greater than those of the Company, and are substantially less leveraged than the Company. In the future, one or more of these companies could seek to compete more directly with the Company by manufacturing private label products or by significantly lowering the prices of their national brand products. The Company believes, however, that the mass-oriented manufacturing and marketing methods used by national brand manufacturers are less suited to the customized packaging and marketing requirements of private label customers, which the Company satisfies by utilizing its packaging and graphics facilities.

EMPLOYEES

    As of March 31, 2000, the Company had 3,103 full-time employees; 947 employees were engaged in executive or administrative capacities and 2,156 employees were engaged in manufacturing, packaging or distribution. In addition, as of March 31, 2000, the Company employed approximately 1,388 temporary employees. The large number of temporary employees gives the Company significant flexibility to adjust staffing levels in response to seasonal fluctuations in demand. Certain of the Vita Health employees are represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

    FDA. The United States Food and Drug Administration exercises authority over three aspects of the Company's business: (i) the labeling and marketing of dietary supplements, (ii) the labeling and marketing of monograph OTC, abbreviated New Drug Application ("ANDA") and OTC pharmaceutical drug products, and (iii) the operation of its manufacturing and packaging facilities.

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

    DSHEA provides for specific nutritional labeling requirements for dietary supplements. The latest FDA labeling regulations were effective March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, including describing the positive effects on general well-being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, DSHEA authorizes the FDA to promulgate current good manufacturing practices specific to the manufacture of dietary supplements, to be modeled after current good manufacturing practices for food. The Company currently manufactures its dietary supplement products pursuant to the more detailed OTC pharmaceutical "Current Good Manufacturing Practices for Finished Pharmaceuticals" ("cGMP").

    On January 6, 2000, the FDA published a Final Rule regarding statements made in dietary supplement labeling. Such statements cannot state expressly or implicitly that a dietary supplement has any effect on a disease. Since the passage of DSHEA the FDA has wavered on its definition of disease. This Final Rule clarifies the FDA's definition of a disease. In addition, the Final Rule opens up statements from several OTC drug monographs for use on dietary supplements (e.g., relief of occasional sleeplessness). This gives the industry a new level of freedom in marketing dietary supplements and providing information to consumers about the use of dietary supplements. Effective
January 31, 2000, the Center for Food Safety and Applied Nutrition ("CFSAN") combined the former Office of Food Labeling and the former Office of Special Nutritionals into a single entity now known as the Office of Nutritional Products, Labeling and

Dietary Supplements. The merger of the two offices will maximize the resources that, in many cases, were previously working on overlapping issues.

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

    The Company also markets Rx-to-OTC switch products, which have gone through an FDA review and approval process before the products can be distributed. The Company acquired from Novopharm, five Rx-to-OTC switch products (Naproxen Sodium Tablets USP, Ibuprofen Tablets USP, Cimetidine Tablets USP, Loperamide Tablets, USP, and Ranitidine Tablets, USP) that were approved through the ANDA review process by the Office of Generic Drugs, FDA. Based on current FDA regulations, all chemistry, manufacturing and control ("CMC") issues related to these products are controlled by the information included in the ANDAs. Changes to the approved ANDAs and, therefore, changes to these products, are governed by specific regulations and guidances that determine when changes, if approved by the FDA, can be implemented. The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act) can give a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx-to-OTC switch product. Unless Leiner establishes relationships with such companies having exclusive marketing rights, the Company's ability to market Rx-to-OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the exclusivity granted to the company initiating such a switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company would obtain such approvals to market Rx-to-OTC switch products or, alternatively, that the Company would be able to obtain such products from other manufacturers.

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

    MANUFACTURING AND PACKAGING. All facilities where foods (including dietary supplements) and pharmaceuticals are manufactured, packed, warehoused, or sold must comply with the FDA manufacturing standards applicable to that type of product. All of the Company's products are manufactured, packaged and distributed according to the cGMP. The FDA performs periodic audits to ensure that the Company's facilities remain in compliance with the cGMP regulations. The failure of a facility to be in compliance may lead to a breach of representations made to private label customers or to regulatory action against the products made in that facility, including seizure, injunction or recall. The Company believes that its facilities are in compliance in all material respects with the cGMPs and other applicable requirements for each facility.

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

    CANADIAN REGULATION. In Canada, the Company's products are subject to federal and provincial law, particularly federal drug legislation. Government regulation under the Food and Drug Act and the regulations thereunder (the "Canadian Act") require regulatory approvals of such products through a drug identification number ("DIN") by Health Canada--Health Protection Branch (the "HPB"). All substances sold for ingestion by humans are regulated either as a food or drug under the Canadian Act. In addition, certain of the Company's products are subject to government regulation under the Canadian Controlled Drugs and Substances Act and the regulations thereunder ("CDSA"). The Canadian Act and the CDSA are enforced by the HPB.

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

    The Company's herbal products which are being marketed with drug claims or which contain drug substances require regulatory approval in the form of a DIN issued by Health Canada. Approvals are based on traditional references and are approved as Traditional Herbal Medicines. In addition, the Canadian government has established a panel to review the regulatory framework for natural products. If the Canadian government implements new or amended requirements for natural products it may result in additional costs to the Company for the requisite regulatory approval.

INTELLECTUAL PROPERTY

    The Company regards its trademarks and other proprietary rights as valuable assets and believes they are important in the marketing of the Company's products. Among the Company's most significant trademarks are YOUR LIFE-REGISTERED TRADEMARK-, PHARMACIST FORMULA-REGISTERED TRADEMARK-, DAILY PAK-REGISTERED TRADEMARK-, CENTRAL-VITE-REGISTERED TRADEMARK- and BODYCOLOGY-REGISTERED TRADEMARK-. The Company has registered its marks in the United States and approximately 48 foreign countries. Leiner now owns 143 trademark registrations in the United States and 227 registrations abroad, as well as 69 pending applications for registration of trademarks in the United States and 47 pending applications in other countries. The Company intends to maintain the foreign and domestic registrations of its trademarks so long as they remain valuable to its business. The Company vigorously polices its marks and protects them from infringement.

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

RISK FACTORS

    SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS. As a result of the Recapitalization, the Company is highly leveraged. The Amended Credit Agreement (as defined in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources) and the indenture governing the Notes will permit the Company to incur or guarantee certain additional indebtedness, subject to certain limitations. The Company will be required to repay the $171.1 million in term loans outstanding as of March 31, 2000 under the Amended Credit Agreement by December 30, 2005, with scheduled principal payments of $1.7 million annually for fiscal 2001 and fiscal 2002, $1.8 million for fiscal year 2003, $37.1 million for fiscal 2004, $82.4 million for fiscal 2005, and $46.4 million in fiscal 2006. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003. The Company expects that its working capital needs will require it to obtain replacement revolving credit facilities at that time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Arrangements."

    The Company's high degree of leverage could have important consequences to holders of Notes, including, but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations and other purposes, including investments in research and development and capital spending; (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage;
(iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (v) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or changing market conditions and regulations.

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

    If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, or seek to obtain additional equity capital, or to refinance or restructure its debt. There can be no assurance that the Company's cash flow and capital resources will be sufficient for the payment of principal, premium, if any, and interest on, its indebtedness in the future, or that any such alternative measures would be successful or would permit the Company to meet its scheduled debt service obligations. In addition, because the Company's obligations under the Amended Credit Agreement will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its debt service obligations. The Company entered into an interest protection arrangement effective July 30, 1997 for a period of three years with respect to $29.5 million of its indebtedness under the Amended Credit

Agreement that provides a fixed rate of 6.17% on the interest rates payable thereon. On October 8, 1999, the Company entered into an interest protection agreement with respect to $54.0 million of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Arrangements."

    In connection with the Acquisition, the Company assumed an industrial development revenue bond loan ("IRB Loan") with an outstanding principal amount of $7.1 million. The interest rate on the IRB Loan is variable (4.15% as of March 31, 2000), and fluctuates on a weekly basis. Principal is due and payable in annual installments of $0.5 million, with the remaining outstanding principal amount due and payable on May 1, 2014.

    During fiscal 2000, the Company entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company's manufacturing facility in Canada. As of March 31, 2000, the Company received approximately $1.3 million in advances on the loan, which is not to exceed a total of approximately $1.9 million. Interest on the loan will be waived contingent upon the Company's compliance with certain obligations, including meeting certain financial ratios. Principal repayments are scheduled to be made in two equal payments of 50% of the final loan amount. The first payment is to be made on the last day of the 48(th) month and the second on the last day of the 60(th) month after the date of the final disbursement, which is to be made no later than September 30, 2000.

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

    CHANGE OF CONTROL. Upon the occurrence of a Change of Control (as defined in the indenture governing the Notes), the Company will be required to make an offer to purchase all of the outstanding Notes at a price equal to 101% of the principal amount thereof at the date of purchase plus accrued and unpaid interest, if any, to the date of purchase. The occurrence of certain of the events that would constitute a Change of Control under the indenture governing the Notes would constitute a default under the Amended Credit Agreement and might constitute a default under other indebtedness of the Company. In addition, the Amended Credit Agreement prohibits the purchase of the Notes in the event of a Change of Control, unless and until such time as the indebtedness under the Amended Credit Agreement is repaid in full. The Company's failure to purchase the Notes in such instance would result in default under each of the indentures governing the Notes and the Amended Credit Agreement. The inability to repay the indebtedness under the Amended Credit Agreement, if accelerated, could have material adverse consequences to the Company and to the holders of the Notes. Future indebtedness of the Company may also contain prohibitions of certain events or transactions that could constitute a Change of Control or require such indebtedness to be repurchased upon a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Amended Credit Agreement and the Notes.

    FRAUDULENT TRANSFER CONSIDERATIONS. The incurrence of the indebtedness evidenced by the Notes may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of the Company.

    CONTROL OF THE COMPANY. North Castle holds approximately 57.4% of the issued and outstanding Leiner Group voting common stock. Pursuant to the terms of the Leiner Group Stockholders Agreement, dated as of June 30, 1997, as amended (the "Stockholders Agreement"), and entered into in connection with the Recapitalization, North Castle controls the Company and has the power to appoint new management and approve any action requiring the approval of the holders of Group common stock, including adopting amendments to Leiner Group's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. There can be no assurance that the interests of North Castle will not conflict with the interests of the holders of the Notes. Under North Castle's operating agreement, Mr. Baird has authority and discretion over the business affairs and operations of North Castle. See "Item 10. Directors and Executive Officers" and "Item 13. Certain Relationships and Related Transactions."

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

    POTENTIAL FOR INCREASED GOVERNMENT REGULATION. The manufacturing, processing, formulation, packaging, labeling, advertising and sale of the Company's products are subject to regulation by one or more United States and Canadian federal agencies, including the FDA, the FTC, CPSC and Health Canada. The Company's activities are also regulated by various agencies of the states, provinces, localities and countries in which the Company's products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by voluntary standard organizations, such as the USP. See "Government Regulations."

    RELIANCE ON CERTAIN CUSTOMERS AND CERTAIN PRODUCTS. The Company has approximately 210 active U.S. customers. In fiscal 2000, Wal-Mart Stores, Inc. and Costco accounted for approximately 31% and 9%, respectively, of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 2000. The Company's top ten customers, in the aggregate, accounted for approximately 68% of the Company's sales for fiscal 2000. Sales of vitamins C and E, in the aggregate, accounted for approximately 30.9% of the Company's sales in fiscal 2000. If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company's results of operations could be materially adversely affected.

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

    The Company sells substantially all of its vitamin products to Mass Market and warehouse club retailers. The Company does not currently participate significantly in other channels such as health food stores, direct mail and direct sales. The Company's products may, therefore, face competition from such alternative channels as more customers utilize these channels of distribution to obtain vitamin products.

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

    EXPOSURE TO PRODUCT LIABILITY CLAIMS. The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of $81 million of insurance coverage, including primary product liability and excess liability coverage with deductibles of $.25 million per claim, subject to an annual aggregate deductible limit of $1 million. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that the Company's insurance will be adequate to cover liability the Company incurs in respect to product liability claims. See also "Item 3. Legal Proceedings and Product Liability."

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

    ACQUISITION RELATED RISKS. Part of the Company's business strategy has been and will continue to be to acquire other businesses that will complement its existing business. Management is unable to predict whether or when any prospective acquisition candidates will become available or the likelihood of a material transaction being completed should any negotiations commence. The Company's ability to finance acquisitions may be constrained by, among other things, its high degree of leverage. The Amended Credit Agreement and the indenture which governs the Notes may significantly limit the Company's ability to make acquisitions and to incur indebtedness in connection with acquisitions. In addition, acquisitions that the Company may make or in which the Company may enter will involve risks, including the successful integration and management of acquired technology, operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from ongoing business concerns. There can be no assurance that any acquisitions will be made, that the Company will be able to obtain additional financing needed to finance such transactions and, if any acquisitions are made, that they will be successful.

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

                                                                                        DATE OF
                                                                APPROX.      LEASED      LEASE
LOCATION                             TYPE OF FACILITY         SQUARE FEET   OR OWNED   EXPIRATION
--------                       -----------------------------  -----------   --------   ----------
British Columbia, Canada.....  Manufacturing and offices         37,000     Owned          --
British Columbia, Canada.....  Manufacturing and                 48,000     Leased        5/31/03
                               distribution
British Columbia, Canada.....  Distribution                      38,000     Leased        6/20/01
Carson, CA...................  Packaging, distribution and      471,500     Leased        3/31/04(1)
                               corporate offices
Carson, CA...................  Distribution and offices          80,343     Leased        3/31/04
Carson, CA...................  Auxiliary warehouse               85,957     Leased        3/31/01
Fort Mill, SC................  Manufacturing, packaging and     558,900     Leased         6/1/13
                               distribution
Garden Grove, CA.............  Manufacturing                    138,500     Leased        9/30/02
Garden Grove, CA.............  Manufacturing                      6,960     Leased        5/31/01
Kalamazoo, MI................  Manufacturing                     51,250     Owned          --
Kalamazoo, MI................  Auxiliary warehouse               14,040     Leased        6/29/02
Largo, FL....................  Packaging, distribution and       71,000     Leased       10/31/03
                               offices
Largo, FL....................  Auxiliary warehouse               42,914     Leased       11/30/03
Sherburne, NY................  Packaging and distribution        10,300     Owned          --
Valencia, CA.................  Manufacturing and                 52,510     Leased        8/31/05
                               distribution
Wilson, NC...................  Manufacturing, warehouse and     125,000     Owned          --
                               offices
Winnipeg, Canada.............  Manufacturing, packaging and     185,000     Owned          --
                               distribution

------------------------

(1) The Company has the option to extend by 10 years.

    The Company believes that its facilities and equipment are generally well maintained and in good operating condition.

    Leiner's active manufacturing and distribution facilities consist of approximately 2.0 million square feet of owned or leased plant and office facilities in nine locations, in five U.S. states and two Canadian Provinces. The Company is one of the largest manufacturers in the North American vitamin products industry and is capable of packaging over 25 billion doses each year. In April 1995, Leiner was the first major vitamin product manufacturer to be certified as being in compliance with USP's vitamin manufacturing standards, which became effective in January 1995. The Company's U.S. facilities were audited by an independent quality assurance laboratory and received the laboratory's highest categorical rating. All of the Company's U.S. manufacturing facilities also have been audited by the FDA and have been found to be in compliance with the FDA's cGMP.

    Leiner has five U.S. manufacturing facilities, which are located in Garden Grove, California, Valencia, California, Kalamazoo, Michigan, Wilson, North Carolina and Fort Mill, South Carolina. The primary manufacturing facility for the Company's vitamin products is its 138,500 square foot Garden Grove plant. The primary manufacturing facilities for the Company's OTC pharmaceuticals are the Company's 51,250 square foot Kalamazoo plant, and its 125,000 square foot Wilson facility. In the event of a catastrophic casualty to one of the Company's primary vitamin or OTC tableting facilities, the Company has the ability to shift production to other facilities. The Company operates 44 tableting machines in its Garden Grove, California facility and 15 tableting machines in its Kalamazoo, Michigan facility, 8 tableting machines in its Fort Mill, South Carolina facility and 7 tableting machines in its Wilson, North Carolina facility. In fiscal 2000, the Company operated three packaging and distribution facilities in the U.S., which are located in Carson, California, Fort Mill, South Carolina and Largo, Florida. These facilities are equipped with a total of 32 packaging lines, and, as with tableting, products can be shifted between facilities in the event such a need arises.

    In fiscal 1999, the Company established the Fort Mill, South Carolina manufacturing, packaging and distribution center. The center serves the Company's retail customers throughout the eastern United States and operated at 70% capacity in fiscal 2000. The center will employ approximately 800 employees when it becomes fully operational. The majority of these employees will be recruited from the local labor force with a smaller percentage relocating from the Company's other facilities.

    Vita Health currently tablets, bottles and packages its products in a modern, newly expanded 185,000 square foot facility in Manitoba of which approximately 20,000 square feet is office space. Vita Health also has a 123,000 square foot manufacturing and distribution center in British Columbia.

                                     ITEM 3
                    LEGAL PROCEEDINGS AND PRODUCT LIABILITY

    On September 27, 1999, the Company filed a civil antitrust lawsuit (the "Antitrust Lawsuit") against certain of its raw material suppliers and other alleged co-conspirators. The complaint alleges that the defendants conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in the United States. The complaint seeks unspecified damages and injunctive relief. After the lawsuit was filed, it was consolidated, for pre-trial purposes, with other similar cases. Based on the pretrial schedule set forth by the court, the case will not be ready for trial until approximately April 2002. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any.

    In March 2000, the Company entered into a settlement agreement with one of its suppliers named in the Antitrust Lawsuit (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the Company agreed to release all claims it may have against the supplier based on the Company's purchases of various vitamins from the supplier and to opt out of any settlement in connection with a pending class action lawsuit in so far as it pertains to the supplier.

    In exchange for the Company's release and agreement to opt out of any settlement in the pending class action lawsuit, the Company received a settlement payment of approximately $2.4 million on March 21, 2000 which is recorded in other operating (income) charges in the accompanying Statement of Operations for the fiscal year ended March 31, 2000. In connection with the settlement, the Company incurred direct expenses of approximately $0.2 million which are recorded in general and administrative expenses.

    The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

    The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of

$81 million of insurance coverage, including primary product liability and excess liability coverage with deductibles of $.25 million per claim, subject to an annual, aggregate deductible limit of $1 million.

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II
                                     ITEM 5
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

    There is no trading market for the Company's Common Stock. All of the outstanding shares of the Company's Common Stock are held by PLI Holdings. The Company did not pay any dividends in fiscal 2000 or fiscal 1999.

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

                                                                          FISCAL YEARS ENDED MARCH 31,
                                                              ----------------------------------------------------
                                                              2000(1)      1999       1998     1997(2)      1996
                                                              --------   --------   --------   --------   --------
                                                                             (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales...................................................   $662.3     $626.9     $502.1     $392.8     $338.4
Cost of sales...............................................    495.7      463.6      368.6      288.6      253.3
                                                               ------     ------     ------     ------     ------
Gross profit................................................    166.6      163.3      133.5      104.2       85.1
Operating expenses..........................................    125.0      114.3       92.1       72.7       62.6
Amortization of goodwill and other intangibles..............      2.7        1.7        1.7        1.5        1.6
Closure of facilities and impairment of long-lived
  assets(3).................................................      0.6        0.4        1.2        1.4        4.7
Expenses related to recapitalization of parent(4)...........       --         --       32.8         --         --
Management reorganization(5)................................       --         --         --        1.0         --
Other operating (income) charges(6).........................     (0.9)      (0.1)       1.3        0.9        0.5
                                                               ------     ------     ------     ------     ------
Operating income............................................     39.2       47.0        4.4       26.7       15.8
Loss from investment in joint venture.......................      0.1         --         --         --         --
Interest expense, net.......................................     31.1       28.7       19.5        8.3        9.9
                                                               ------     ------     ------     ------     ------
Income (loss) before income taxes and extraordinary item....      8.0       18.3      (15.1)      18.4        5.9
Provision for income taxes before extraordinary item........      3.1        8.0        1.2        8.0        4.7
                                                               ------     ------     ------     ------     ------
Income (loss) before extraordinary item.....................      4.9       10.3      (16.3)      10.4        1.2
Extraordinary loss, net of taxes............................       --         --        1.1        2.8         --
                                                               ------     ------     ------     ------     ------
Net income (loss)...........................................   $  4.9     $ 10.3     $(17.4)    $  7.6     $  1.2
                                                               ======     ======     ======     ======     ======
BALANCE SHEET DATA (END OF PERIOD):
Working capital.............................................   $161.6     $166.6     $106.1     $ 79.4     $ 72.3
Total assets................................................    509.5      425.5      365.8      284.6      251.3
Total debt..................................................    344.1      321.9      258.8      105.4      104.2
Minority interest in subsidiary.............................       --         --        1.0        4.7         --
Total common shareholder's equity (deficit).................      5.6      (19.5)     (29.9)      80.2       72.7
OTHER DATA:
Gross margin................................................     25.2%      26.0%      26.6%      26.5%      25.2%
EBITDA(7)...................................................   $ 59.3     $ 61.8     $ 27.3     $ 38.1     $ 32.9
EBITDA margin(7)............................................      9.0%       9.9%       5.4%       9.7%       9.7%
Depreciation and amortization(8)............................   $ 19.6     $ 14.3     $ 13.3     $ 12.3     $ 12.3
Capital expenditures........................................     15.6       17.5       14.4        3.5        3.5
Cash flows from operating activities........................     48.9      (38.3)     (18.4)      23.2       12.7
Cash flows from investing activities........................    (76.6)     (21.7)     (18.9)      (8.5)      (8.7)
Cash flows from financing activities........................     30.7       59.0       36.1      (13.8)      (2.6)
Ratio of total debt to EBITDA(7)............................     5.8x       5.2x       9.5x       2.8x       3.2x
Ratio of EBITDA to interest expense(7)(9)...................      2.0        2.3        1.5        4.7        3.4
Ratio of earnings to fixed charges(10)......................      1.2        1.6         --        2.9        1.5

------------------------------

 (1) On December 17, 1999, the Company acquired substantially all of the assets of Granutec and Stanley and certain related assets of Novopharm. The Acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of Granutec and Stanley since the date of acquisition to March 31, 2000 are included in the consolidated financial results of the Company.

 (2) On January 30, 1997, the Company acquired Vita Health. The Vita Health acquisition was accounted for under the purchase method of accounting. Consequently, the results of operations of Vita Health were included in the consolidated financial results of the Company from the date of acquisition to March 31, 1997.

 (3) During fiscal 2000, $1.1 million of costs were incurred in connection with the closure of the Company's Madison, Wisconsin and Sherburne, New York facilities, which were offset by the gain on the sale of the Madison facility in the amount of $0.2 million and the sale of the Chicago, Illinois facility of $0.3 million. During fiscal 1999, $0.4 million of additional costs related to the closure of the West Unity, Ohio facility were expensed as incurred. During fiscal 1998, the Company announced the closure of its West Unity, Ohio facility. Accordingly, the Company reserved $1.2 million for closure costs of which $0.7 million was related to severance costs and $0.5 million was related to other closure costs. During fiscal 1997, the Company closed its liquid OTC manufacturing facility and out-sourced the production to a third party. The related costs incurred of $1.4 million included the write-off of fixed assets of $0.8 million and closure costs including salaries in conjunction with the facility closing of $0.6 million. During fiscal 1996, the Company decided to significantly reduce the size of its OTC liquid pharmaceuticals manufacturing business. Accordingly, the Company determined that certain long-lived assets with a carrying amount of $8.3 million were impaired and wrote them down by $4.7 million to their estimated fair value.

 (4) Represents non-recurring charges relating to the Recapitalization, consisting of (x) a compensation charge incurred by the Company for the in-the-money value of existing stock options of $15.6 million which were
     (i) converted into an equivalent value of Equity Rights at the date of the Recapitalization, (ii) paid out in cash, or (iii) exercised for common stock (or a combination thereof), (y) $5.2 million in transaction bonuses which were paid to members of the Company's management subsequent to the Recapitalization, and (z) expenses aggregating $12.0 million incurred by Leiner Group in connection with its capital raising activities. These non-recurring charges contributed significantly to the Company's net loss of $17.4 million for fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Fiscal 1999 Compared to Fiscal 1998."

 (5) During fiscal 1997, the Company reorganized the management team. Expenses of $1.0 million included severance expense for the previous Chief Financial Officer, Vice President of Product Development and Vice President of Corporate Development and included the hiring and relocation expenses for the new Chief Financial Officer and other corporate officers.

 (6) Other operating income in fiscal year 2000 includes a settlement involving a dispute with a vitamin product supplier in the amount of approximately $2.4 million. See Item 3 "Legal Proceedings and Product Liability". Other operating charges include management fees paid to related parties in the amount of $1.5 million for fiscal year 2000, $1.7 million in fiscal year 1999, $1.3 million in fiscal year 1998 and $0.4 million for fiscal years 1997 and 1996. Other operating income in fiscal 1999 includes a nonrecurring settlement arising from a dispute involving a service provider and a former employee in the amount of approximately $2.0 million.

 (7) "EBITDA," as presented, represents earnings before interest expense, income taxes, depreciation and amortization and other non-cash charges, consisting of (i) the write off of deferred financing charges, net of income taxes, included as an extraordinary item in the statements of operations for fiscal 1998 and fiscal 1997, (ii) non-cash stock compensation charges, including those recorded in connection with the Recapitalization (see Note 4), (iii) expenses related to the closure of facilities (see Note 3), and (iv) other non-cash charges in fiscal 1997.

    EBITDA is calculated as follows (in thousands):

                                                            FISCAL YEARS ENDED MARCH 31,
                                                ----------------------------------------------------
                                                  2000       1999     1998(A)      1997       1996
                                                --------   --------   --------   --------   --------
Net income (loss).............................  $ 4,872    $10,307    $(17,417)  $ 7,638    $ 1,166
Add back:
  Interest expense, net(9)....................   31,123     28,732      19,494     8,281      9,924
  Income taxes................................    3,098      8,034       1,196     8,028      4,686
  Depreciation and amortization(8)(9).........   19,622     14,319      13,349    12,309     12,288
  Closure of facilities and impairment of
    long-lived assets.........................      608        380       1,221     1,416      4,730
  Extraordinary item..........................       --         --       1,109       295         --
  Compensation related to stock options.......       --         --       8,300        99        132
  Other non-cash charges......................       --         --          --        18         --
                                                -------    -------    --------   -------    -------
  Subtotal....................................   54,451     51,465      44,669    30,446     31,760
                                                -------    -------    --------   -------    -------
  EBITDA......................................  $59,323    $61,772    $ 27,252   $38,084    $32,926
                                                =======    =======    ========   =======    =======

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

 (8) Depreciation and amortization as presented here does not include the amortization of deferred financing fees. In the statement of cash flows in the consolidated financial statements, the amortization of deferred financing fees is included in depreciation and amortization.

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

                                     ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company contained elsewhere in this report. The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal year" refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2000 are references to the Company's fiscal year ended March 31, 2000).

GENERAL

    CURRENT TRENDS. The Company believes that overall trends in the vitamin industry are the most significant trends affecting the Company's financial performance. For the 52 week period ended March 26, 2000, vitamin sales for the U.S. Mass Market increased approximately 7% versus the comparable period in the prior year. In the recent 13 week period ended March 26, 2000, however, market growth versus the prior year has slowed to under 2% versus the high growth periods in the prior year. For the 52 week period ended March 28, 1999, vitamin sales for the U.S. Mass Market had increased more than 16% over the prior 52 week period. According to industry sources, between 1992 and 2000, vitamin sales for the Mass Market increased at a compound annual rate of approximately 14% to $3.4 billion, as the percentage of American adults regularly using vitamins increased from 35% to 48%.

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

    Beginning in fiscal 1996 and continuing through fiscal 2000, the retail drug store industry experienced several major consolidations. The Company provides private label vitamin products to 8 of the 10 largest drug store chains in the United States and believes it has strong relationships with the leading drug store chains. Consequently, management believes the Company is well positioned to benefit from this consolidation trend due to its strong relationships with the acquiring companies in the largest consolidations and the anticipated reduction in the number of vendors as the consolidated companies streamline their purchasing. The Company believes that the consolidation of major drug store chains has had a positive effect on its sales and that the increased purchasing scale of the consolidated retailers increases the relative importance of each of these customers to the Company's financial performance. However, there can be no assurance that in the future such consolidations will not have adverse impacts on the Company's sales and financial performance.

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

    ACQUISITION. On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). The purchase price of approximately $60.2 million was funded in part by a $20.0 million capital contribution from the Company's ultimate parent, Leiner Group, and borrowings on the Company's revolving credit facility. The Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"). In accordance with APB 16, the Company allocated the price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Acquired intangibles totaling $10.2 million included the fair value of customer base, acquired workforce and accelerated new drug applications. These intangibles are being amortized over their estimated useful lives of three to five years. Goodwill resulting from the acquisition is being amortized over 15 years.

    In connection with the Acquisition, the Company has recorded approximately $7.0 million for accrued restructuring charges. The restructuring plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the transfer of certain manufacturing activities to lower cost facilities. The Company expects these actions to result in a reduction in workforce. Management is in the process of finalizing its restructuring plans and, accordingly, the amounts recorded are based on management's current estimate of those costs. The Company will finalize these plans during fiscal year 2001, and expects the majority of the restructuring actions to occur in fiscal year 2001 and 2002.

    The components of the purchase price and the preliminary allocation are as follows (in millions):

Consideration and acquisition costs:
Cash paid to Novopharm......................................   $ 50.0
Debt assumed................................................      7.5
Acquisition costs...........................................      2.7
                                                               ------
                                                               $ 60.2
                                                               ======
Preliminary allocation of purchase price:
Current assets..............................................   $ 43.1
Property, plant and equipment...............................     20.8
Acquired intangibles........................................     10.2
Goodwill....................................................     14.3
Debt and other liabilities assumed..........................    (28.2)
                                                               ------
                                                               $ 60.2
                                                               ======

    As previously indicated, some allocations are based on preliminary estimates that are still being finalized. In addition, certain adjustments to the final purchase price are currently being negotiated with Novopharm. While the ultimate resolution of these matters may result in adjustments to the purchase price allocation, management believes that such amounts will not be materially different from those reflected above.

    The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of the year presented, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in millions).

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................   $760.1     $728.2
Operating income............................................     50.6       49.4
Net income..................................................     10.2        9.2

RESULTS OF OPERATIONS

    The following table summarizes the Company's historical results of operations as a percentage of net sales for fiscal 2000, 1999 and 1998.

                                                                 PERCENTAGE OF NET SALES
                                                                   FOR THE FISCAL YEARS
                                                                     ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    74.8       74.0       73.4
                                                               -----      -----      -----
Gross profit................................................    25.2       26.0       26.6
Marketing, selling and distribution expenses................    12.8       12.2       12.5
General and administrative expenses.........................     6.1        6.0        5.9
Amortization of goodwill and other intangibles..............     0.4        0.3        0.3
Closure of facilities and impairment of long-lived assets...     0.1        0.1        0.2
Expenses related to recapitalization of parent..............      --         --        6.5
Other operating (income) charges............................    (0.1)      (0.1)       0.3
                                                               -----      -----      -----
Operating income............................................     5.9        7.5        0.9
Loss from investment in joint venture.......................      --         --         --
Interest expense, net.......................................     4.7        4.6        3.9
                                                               -----      -----      -----
Income (loss) before income taxes and extraordinary item....     1.2        2.9       (3.0)
Provision for income taxes before extraordinary item........     0.5        1.3        0.2
                                                               -----      -----      -----
Income (loss) before extraordinary item.....................     0.7        1.6       (3.2)
Extraordinary loss, net of income taxes.....................      --         --        0.2
                                                               -----      -----      -----
Net income (loss)...........................................     0.7%       1.6%      (3.5)%
                                                               =====      =====      =====

FISCAL 2000 COMPARED TO FISCAL 1999

    Net sales for fiscal 2000 increased by $35.4 million, or 5.6% over fiscal 1999, from $626.9 million to $662.3 million. This increase was due to the Acquisition, which provided an additional $39.1 million of sales from OTC pharmaceutical drugs. Excluding net sales from Granutec and Stanley, the Company's net sales decreased $3.7 million compared to the prior year. This decrease was primarily the result of an overall slowdown in the Food, Drug and Mass market. Management estimates that vitamin sales for the overall U.S. Mass Market only grew by approximately 7% during the 52 week period ended March 26, 2000 compared to the 16% growth during the 52 week period ended March 28, 1999. The market slowdown resulted in decreased sales as customers adjusted their inventory in response to the slower rate of growth.

    Gross profit margin for fiscal 2000 was 25.2% versus 26.0% in fiscal 1999. Gross profit increased $3.3 million, or 2.0%, from $163.3 million in fiscal 1999 to $166.6 million in fiscal 2000. The increase in gross profit is a result of the Acquisition, which accounted for $8.8 million of the increase, which was offset by a decrease of $5.5 million attributable to lower sales, a shift in the product mix to lower margin products, and pricing pressures on vitamins C and E.

    Marketing, selling and distribution expenses together with general and administrative expenses (collectively, "Operating Expenses") increased
$10.7 million, or 9.3%, in fiscal 2000 when compared to fiscal 1999. Operating Expenses for fiscal 2000 totaled $125.0 million, representing 18.9% of net sales, showing an increase over the prior year in which Operating Expenses totaled $114.3 million or 18.2% of net sales. This increase in Operating Expenses for fiscal 2000 is primarily the result of higher fixed costs associated with infrastructure development in support of advanced science and product quality initiatives, increased spending on information systems projects, including those related to the year 2000 issue, and an increase in marketing expenditures related to the relaunch of the Your Life-Registered Trademark-Brand.

    Amortization of goodwill and other intangibles increased to $2.7 million in fiscal 2000 versus $1.7 million in fiscal 1999, primarily as a result of the Acquisition.

    During fiscal 2000, the Company closed its Madison, Wisconsin and Sherburne, New York facilities. As a result, the Company incurred $1.1 million of expenses primarily for severance and relocation costs related to the closures which were offset by a $0.3 million gain from the sale of the Company's Chicago, Illinois facility and $0.2 million from the sale of the Madison facility. In fiscal 1999, $0.4 million of additional expenses were incurred related to the West Unity, Ohio facility, which closed in fiscal 1998.

    Other operating income for fiscal 2000 was $0.9 million versus other operating income of $0.1 million in fiscal 1999. The increase in other operating income was due to the settlement of a supplier dispute in the amount of $2.4 million which is offset by management fees paid in the amount of $1.5 million. In fiscal 1999, the Company received a non recurring settlement arising from a dispute involving a service provider and a former employee, which was partially offset by management fees in the amount of $1.7 million and other operating charges of $0.2 million.

    The Company's operating income for fiscal 2000 was $39.2 million, representing a $7.8 million decrease from fiscal 1999, primarily due to higher operating expenses as described above.

    Net interest expense increased by $2.4 million to $31.1 million during fiscal 2000, compared to $28.7 million for fiscal 1999. This was due to an increase in the indebtedness of the Company resulting from the Acquisition, and to a lesser degree, increased interest rates.

    The provision for income taxes for fiscal 2000 was $3.1 million, which compares to $8.0 million for fiscal 1999. The Company's effective tax rate is 39% for fiscal 2000 which closely approximates the combined federal and state rate. The effect of non-deductible goodwill is offset by the benefit of certain tax credits.

    Primarily as a result of the previously discussed factors, net income of $4.9 million was recorded in fiscal 2000 compared to a net income of $10.3 million recorded in fiscal 1999.

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

    Gross profit margin for fiscal 1999 was 26.0% versus 26.6% in fiscal 1998. Gross profit increased $29.8 million, or 22.3%, from $133.5 million in fiscal 1998 to $163.3 million in fiscal 1999. The increase in gross profit is primarily attributed to the higher sales volume.

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

    Other operating income for fiscal 1999 was $0.1 million versus other charges of $1.3 million in fiscal 1998. The increase in other income was due primarily to a non-recurring settlement arising from a dispute involving a service provider and a former employee in fiscal 1999, partially offset by a full year of management fees as a result of a consulting agreement entered into in connection with the Recapitalization. Other charges in fiscal 1998 primarily represented the management fees incurred in connection with the same consulting agreement in effect in fiscal 1999. See "Item 13. Certain Relationships and Related Transactions."

    The Company's operating income for fiscal 1999 was $47.1 million, representing a $42.7 million increase over fiscal 1998 primarily due to the $32.8 million of Recapitalization-related expenses recorded in fiscal 1998. The Company had operating income of only $4.4 million for fiscal 1998. Eliminating the effect of such recapitalization-related expenses, operating income increased $9.9 million or 26.6% from $37.2 million in fiscal 1998 to $47.1 million in fiscal 1999 primarily due to the higher sales volumes.

    Net interest expense increased by $9.2 million to $28.7 million during fiscal 1999, compared to $19.5 million for fiscal 1998. This was due to an increase in the indebtedness of the Company, as well as changes in the debt structure and interest rates arising as a result of the Recapitalization taking effect at the end of the first quarter of fiscal 1998.

    The provision for income taxes for fiscal 1999 was $8.0 million, which compares to $1.2 million for fiscal 1998. The Company's effective tax rate of 44% for fiscal 1999 was higher than the combined federal and state rate of 40% primarily because of the nondeductability of goodwill amortization and expenses recorded in connection with certain accrued liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL. The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. As a result of the Recapitalization effective at the end of the first quarter of fiscal 1998, the Company's liquidity requirements were significantly increased, primarily due to significantly increased interest expense obligations. Interest expense, excluding amortization of deferred financing fees, totaled $29.2 million in fiscal 2000. In addition, the Company is required to repay the $171.1 million in term loans outstanding as of March 31, 2000 under the Amended Credit Agreement by December 30, 2005, with scheduled principal payments of $1.7 million for fiscal 2001 and 2002, $1.8 million for fiscal 2003, $37.1 million for fiscal 2004, $82.4 million for fiscal 2005, and $46.4 million for fiscal 2006. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003.

    CASH FLOW. During fiscal 2000, net cash provided by operating activities totaled $48.9 million, comprised of net income of $4.9 million combined with non cash charges to operations aggregating $19.7 million and changes in operating assets and liabilities, net of the effects of the Acquisition, aggregating
$24.3 million. Non cash charges consist of depreciation and amortization aggregating $21.6 million offset by deferred tax benefits and translation adjustments aggregating $1.9 million. Changes in operating assets and liabilities are comprised of collections on account receivables of $19.5 million and increases in accounts payables and accrued expenses aggregating $6.7 million, offset by an increase in inventories of $0.5 million and net changes in certain other operating assets and liabilities of $1.4 million. Accounts receivables were reduced due to increased focus on customer collections while accounts payable and accrued expenses increased primarily due to the timing of disbursements. Management focused on optimizing the Company's inventory levels throughout fiscal 2000 and has been successful at managing inventory levels at a minimal growth rate.

    Net cash used in investing activities was $76.6 million in fiscal 2000. This was primarily due to the Acquisition. Upon closing of the Acquisition, the Company used approximately $32.7 million of funds available under its Revolving Facility and a $20.0 million capital contribution it received from its direct parent to fund the purchase price and related expenses. The Company also assumed approximately $7.5 million of debt and certain other liabilities in connection with the Acquisition. Net property, plant and equipment expenditures in fiscal 2000 totaled $15.6 million. Approximately $9.8 million of capital expenditures were related to the purchase of assets of the Valencia, California softgel manufacturing facility in the second quarter of fiscal 2000. An additional
$6.4 million of investing activity related to the contractual payment of customer advances and the balance of approximately $1.9 million was related to other investing activities.

    Net cash provided by financing activities was $30.7 million in fiscal 2000. This was primarily the result of increased net borrowings under the Credit Agreement and a $20.0 million capital contribution from Leiner Group, in connection with the Acquisition.

    FINANCING ARRANGEMENTS. On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement" and together with the amendments described below, the "Amended Credit Agreement"), which was amended (i) on June 30, 1999 to include an additional U.S. term loan in the amount of $30.0 million as described below, (ii) on December 16, 1999 to waive certain limitations that would have prohibited the Acquisition and to raise the applicable margins (as defined in the Amended Credit Agreement), and (iii) on February 11, 2000, effective December 16, 1999, principally to modify the calculations of the Company's covenant requirements to properly account for the financial statement impact of the Acquisition. The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125.0 million (the "Revolving Facility"), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. As of June 20, 2000, the Company's unused availability under the Amended Credit Agreement was approximately $29.3 million.

    The Revolving Facility includes letter of credit and swingline facilities. Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined in the Amended Credit Agreement) plus defined margins, and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company entered into an interest protection arrangement effective July 30, 1997 with respect to $29.5 million of its indebtedness under the Amended Credit Agreement that provides a fixed rate of 6.17% on LIBOR rates plus applicable margin on the interest rates payable thereon. On October 8, 1999, the Company entered into an interest protection agreement, with respect to $54.0 million of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest payable thereon. In connection with this transaction, the Company received approximately $0.2 million that is being recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay the Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio.

    A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $27.0 million as of March 31, 2000, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars. At March 31, 2000, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 8.34% per annum.

    In 1997, the Company assumed $85.0 million of Senior Subordinated Notes issued in connection with the Recapitalization. The Notes may be required to be purchased by the Company upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Amended Credit Agreement. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities. The Notes bear interest at a fixed rate of 9.63% per annum and are due on June 30, 2007.

    In connection with the Acquisition, the Company assumed an industrial development revenue bond loan ("IRB Loan") with an outstanding principal amount of $7.1 million. The IRB Loan bore interest at the rate of 4.15% as of March 31, 2000. The interest rate on the IRB Loan is variable and fluctuates on a weekly basis. The principal amount of the IRB Loan is due and payable in annual installments of $0.5 million, with the remaining outstanding principal amount due and payable on May 1, 2014.

    During fiscal 2000, the Company entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company's manufacturing facility in Canada. As of March 31, 2000, the Company received approximately $1.3 million in advances on the loan which is not to exceed a total of approximately $1.9 million. Interest on the loan will be waived contingent upon the Company's compliance with certain obligations, including meeting certain financial ratios. Principal repayments are scheduled to be made in two equal payments of 50% of the final loan amount. The first payment is to be made on the last day of the 48(th) month and the second on the last day of the 60(th) month after the date of the final disbursement, which is to be made no later than September 30, 2000.

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

    Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those factors discussed in "Item 1. Business--Risk Factors") could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire.

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

    INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The table below provides information about the Company's debt obligations and interest rate swap agreements:

                                                                              MARCH 31, 2000
                                                                          EXPECTED MATURITY DATE
                                          ---------------------------------------------------------------------------------------
                                                                                                                           FAIR
                                            2001       2002       2003       2004       2005     THEREAFTER    TOTAL      VALUE
                                          --------   --------   --------   --------   --------   ----------   --------   --------
                                                                           (DOLLARS IN MILLIONS)
Liabilities
Long-term Debt:
  Fixed Rate ($US)......................   $ 2.0      $ 1.4      $ 0.6      $  0.3     $ 0.1       $85.0       $ 89.4     $ 89.4
    Average interest rate...............    9.67%      9.67%      9.67%       9.67%     9.67%       9.67%
  Variable Rate ($US)...................   $ 3.1      $ 3.7      $ 2.2      $110.5     $83.6       $51.6       $254.7     $254.7
    Average interest rate...............    8.41%      8.41%      8.41%       8.41%     8.41%       8.41%

  Fixed Rate ($CAN).....................   $ 0.1      $ 0.1      $ 0.2      $  0.2     $ 0.1          --       $  0.7     $  0.7
    Average Interest Rate...............   10.95%     10.95%     10.95%      10.95%    10.95%         --           --         --
  Variable Rate ($CAN)..................   $ 0.2      $ 0.2      $ 0.2      $ 30.1     $ 9.5       $ 1.0       $ 41.2     $ 41.2
    Average Interest Rate...............    7.70%      7.70%      7.70%       7.70%     7.70%       7.70%          --         --

Interest Rate Derivatives
Interest Rate Swaps:
  Variable to Fixed ($US)...............   $29.5         --         --          --        --          --       $ 29.5         --
    Average pay rate....................    6.17%        --         --          --        --          --           --         --
    Average receive rate................    6.29%        --         --          --        --          --           --         --
  Variable to Variable with floor
    ($US)...............................      --      $54.0         --          --        --          --       $ 54.0         --
    Average pay rate....................      --       8.31%        --          --        --          --           --         --
    Average receive rate................      --       8.31%        --          --        --          --           --         --

    FOREIGN CURRENCY RISK. The Company transacts business in various foreign currencies, primarily in Canada. The Company does not have hedging or similar foreign currency contracts. Approximately 8.6% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues; however, the Company does not expect any significant changes in foreign currency exposure in the near future.

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

                                     ITEM 9
                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                                    ITEM 10
                        DIRECTORS AND EXECUTIVE OFFICERS

    Management of the business of Leiner is vested in its Board of Directors (the "Board"). Currently, Leiner does not pay any compensation for services as a director on its Board. The Board is currently comprised of Messrs. Baird, Kaminski, and Bensussen. The Board of Directors of Leiner Group, the Company's indirect corporate parent, is currently comprised of Mr. Baird, who serves as Chairman, Messrs. Kaminski and Bensussen, and Messrs. Bruce Gorchow and Alan Colner, who were appointed as members of such Board in September 1997, Mr. John Heine, who was appointed as a member of such Board in December 1997 and Mr. Peter Carnwath, who was appointed as a member of such Board in March 1999.

    The following table sets forth with respect to each of the directors and executive officers of the Company, their respective years of employment with the Company, ages and positions.

                                         YEARS WITH
NAME                                      COMPANY       AGE                      POSITION
----                                     ----------   --------   -----------------------------------------
Robert M. Kaminski.....................      22          49      Chief Executive Officer and Director
Gale K. Bensussen......................      26          53      President and Director
Robert J. La Ferriere..................       3          51      Executive Vice President--Marketing
Kevin J. Lanigan.......................      27          53      Executive Vice President and Corporate
                                                                 General Manager
Eric P. Schick.........................      19          40      Executive Vice President--Sales and
                                                                 Merchandising
Robert O. Cavenah......................      19          47      Senior Vice President--Strategic Cost
                                                                 Management
Juan A. Guerrero.......................       1          40      Senior Vice President and Chief
                                                                 Operations Officer
Robert A. Kay..........................       4          48      Senior Vice President and Chief Science
                                                                 Officer
John L. Kelly..........................       3          56      Senior Vice President--Human Resources
Stephen P. Miller......................       3          41      Senior Vice President and Chief Financial
                                                                 Officer
Michael S. Yusko.......................       2          42      Vice President and Acting Chief Financial
                                                                 Officer
Charles F. Baird, Jr...................       3          47      Director

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

    Robert J. La Ferriere became Senior Vice President--Marketing of Leiner in February 1997 and was a consultant to Leiner from 1996 to 1997. From 1992 to 1996, Mr. La Ferriere was President and Chief

Executive Officer of Slim Fast Foods and was a Vice President, then Senior Vice President--Purchasing, at Thrifty Drug and Discount Stores from 1984 until 1990.

    Kevin J. Lanigan became Corporate General Manager and Executive Vice President of Leiner in January 2000. Mr. Lanigan served as Executive Vice President and Chief Operations Officer of Leiner from 1992 to 1999, and of Leiner Group from 1994 to 1999. From 1986 to 1992, Mr. Lanigan was Senior Vice President--Operations Planning of the Predecessor Company, and from 1979 to 1986, was Vice President--Operations. Before joining the Predecessor Company in 1973, he held various engineering positions in the aerospace industry.

    Eric P. Schick became Executive Vice President--Sales and Merchandising in January, 2000. Mr. Schick served as Executive Vice President--Sales from
June 1999 to December 1999. From December 1997 to June 1999, Mr. Schick was Senior Vice President--Sales, and from April 1997 to December 1997, he was Vice President--Sales. From 1994 to 1997 Mr. Schick was National Sales Manager of the Predecessor Company. Mr. Schick joined the Predecessor Company in 1981.

    Robert O. Cavenah became Senior Vice President--Strategic Cost Management in March 1999. From 1992 to 1999, Mr. Cavenah was Vice President--Supply Chain Management. From 1986 to 1992, Mr. Cavenah was Vice President--Operations for the Predecessor Company. Prior to joining the Predecessor Company in 1981,
Mr. Cavenah held several operational positions within the pharmaceutical industry.

    Juan A. Guerrero became Chief Operations Officer and Senior Vice President--Supply Chain Management in April 2000. Mr. Guerrero became Senior Vice President, Purchasing in July 1999 after joining Leiner in December 1998, as Vice President, Purchasing. From 1981 until November 1998, Mr. Guerrero held various engineering and purchasing positions with Merck & Co., Inc.

    Robert A. Kay joined Leiner in 1996 as Director of Nutritional Research and was promoted to Vice President--Science Center in 1997. Mr. Kay became Senior Vice President and Chief Science Officer in July 1997. From 1995 to 1996, he served as Vice President for Metagenics, Inc. From 1992 to 1995, Mr. Kay served as Chief Operations and Senior Vice President--Research and Development for Earthrise Company.

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

    Stephen P. Miller became Senior Vice President and Chief Financial Officer in January 2000. Mr. Miller joined Leiner in 1997, as Vice President Finance--Planning. Prior to joining Leiner, Mr. Miller worked for PepsiCo from 1985 to 1997, where he held various key finance positions within its domestic and international divisions. Mr. Miller served as Director of Finance--Florida/South Georgia, Director of Planning--Pepsi Cola International, Austria, Area Finance Director--Pepsi Cola International, Chile and Area Chief Financial Officer, Indiana.

    Michael S. Yusko became Vice President and Acting Chief Financial Officer in August 1999 after joining the Company in 1998 as Vice President--Treasurer.
Mr. Yusko is no longer employed with the Company effective April 18, 2000.

    Charles F. Baird, Jr. has been a Director of Leiner since October 1997 and was elected Chairman in June 1998. He is the managing member of Baird Investment Group, L.L.C., the managing member of North Castle. From 1989 until May 1997, Mr. Baird served as a Managing Director of AEA Investors Inc. From 1979 to 1989, Mr. Baird worked as a management consultant with Bain & Company.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

    The following table sets forth the compensation of each of the Company's chief executive officer and the four most highly paid executive officers (other than the chief executive officer) (collectively, the "named executive officers") for the fiscal year ended March 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                    ANNUAL              COMPENSATION
                                                COMPENSATION(1)     ---------------------
                                              -------------------   SECURITIES UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                    SALARY     BONUS        OPTIONS (#)(2)       COMPENSATION(3)
---------------------------                   --------   --------   ---------------------   ---------------
Robert M. Kaminski
Chief Executive Officer.....................  $467,308    $   --           $   --               $56,164
Gale K. Bensussen
President...................................  $317,308        --               --               $14,230
Kevin J. Lanigan
Executive Vice President....................  $264,424        --               --               $12,245
Robert J. La Ferriere
Senior Vice President.......................  $259,632        --               --               $10,894
John L. Kelly
Senior Vice President.......................  $229,167        --               --               $78,732

--------------------------

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

(2) All options are for Leiner Group common stock and they generally vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant.

(3) Represents Company contributions to its defined contribution retirement plans, the dollar value of term life and income replacement insurance premiums, and tax affected relocation expenses paid by the Company on behalf of the executive.

    There were no stock options granted during fiscal year ended March 31, 2000.

    The following table sets forth the stock option exercises for the fiscal year ended March 31, 2000 and the stock option values as of March 31, 2000, in each case, for each of the named executive officers.

                 AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR
                   AND OPTION VALUES AS OF MARCH 31, 2000(1)

                                                                          NUMBER OF SECURITIES
                                                                               UNDERLYING               VALUE OF UNEXERCISED
                                                                           UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS AT
                                                                           AT FISCAL YEAR END            FISCAL YEAR END(2)
                                          SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME                                        ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                      ---------------   --------   -----------   -------------   -----------   -------------
Robert M. Kaminski......................  --                --           17,117          5,705         398,635        132,863
Gale K. Bensussen.......................  --                --           11,125          3,708         259,088         86,355
Kevin J. Lanigan........................  --                --            5,242          1,747         122,080         40,686
Robert J. La Ferriere...................  --                --            4,321          1,679          92,200         30,718
John L. Kelly...........................  --                --            2,126            841          44,854         14,928

------------------------------

(1) All options are for Leiner Group common stock.

(2) Sets forth values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the value of Leiner Group's common stock as of March 31, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors of Leiner Group established a Compensation Committee to review all compensation arrangements for executive officers of Leiner Group and its subsidiaries. The individuals serving on the Leiner Group Compensation Committee during the fiscal year ended March 31, 2000 were Mr. Baird, Mr. Colner and Mr. Heine.

SEVERANCE ARRANGEMENTS

    In November 1991, the Predecessor Company entered into certain severance agreements with certain members of Leiner's senior management, pursuant to which Leiner will pay severance benefits if the individual's employment is terminated by Leiner other than for cause or if the individual resigns his or her employment with Leiner for good reason.

    The severance benefits that the Company has agreed to provide to each of Robert M. Kaminski and Gale K. Bensussen include (a) a lump-sum severance payment equal to the sum of (i) one year's base salary, plus (ii) any annual individual performance bonus or targeted commission, both as in effect at the time of the termination or resignation; (b) outplacement assistance at the Company's expense, up to a maximum cost to the Company of $20,000; and (c) any rights under applicable Company plans or programs, including but not limited to stock option and incentive plans, as may be determined pursuant to the terms of such plans or programs. The severance benefits provided to Kevin J. Lanigan include a lump-sum severance payment equal to three times the sum of one year's base salary plus any annual individual performance bonus or targeted commission, both as in effect at the time of termination or resignation, as well as the benefits described in clauses (b) and (c) above, subject to certain limitations to the extent that the Company determines that the foregoing benefits would not be deductible by the Company because such payments constitute an "excess parachute payment" (as defined in section 280G of the Internal Revenue Code of 1986, as amended, (the "Internal Revenue Code").

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

    In August 1999, the Company entered into a non-competition and severance agreement with William B. Towne, former Executive Vice President and Chief Financial Officer, pursuant to which, among other things, the Company agreed to pay Mr. Towne: (a) salary and benefits through and including August 1, 2001;
(b) bonus for the fiscal year 2000 in the amount of $125,000 to be paid on or about July 1, 2000; and (c) outplacement assistance up to a maximum cost to the company of $20,000.

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

    The following table sets forth information regarding beneficial ownership of common stock of Leiner Group as of June 16, 2000, by (i) each person who is known by the Company to beneficially own more than 5% of voting Group Common Stock, (ii) each director of Leiner Group, (iii) each named executive officer of the Company listed on the Summary Compensation Table previously, and (iv) by all directors and executive officers as a group.

                                                      SHARES OF            SHARES OF            PERCENTAGE OF
                                                     VOTING GROUP       NON-VOTING GROUP            CLASS
                                                     COMMON STOCK         COMMON STOCK      ---------------------
NAME                                              BENEFICIALLY OWNED   BENEFICIALLY OWNED    VOTING    NON-VOTING
----                                              ------------------   ------------------   --------   ----------
North Castle Partners I, L.L.C.(1)..............         96,998               712,000         26.8%       91.7%
North Castle Partners II, L.P.(1)...............         56,931                    --         15.7%         --
North Castle Partners I-A(1)....................         49,697                    --         13.7%         --
Baird Investment Group, L.L.C.(2)...............        208,110               712,000         57.4%       91.7%
Charles F. Baird, Jr.(2)........................        232,980(3)            712,000         64.2%       91.7%
AEA Investors Inc...............................         76,831(4)             26,793(4)      21.2%        3.5%
Alan Colner.....................................             --                    --           --          --
Bruce Gorchow...................................             --                    --           --          --
John Heine......................................          1,000                   563          0.3%        0.1%
Peter Carnwath..................................             --                    --           --          --
Robert M. Kaminski..............................          4,146(5)             21,822          1.1%        2.7%
Gale K. Bensussen...............................          8,490(5)             14,333(5)       2.3%        1.8%
Kevin J. Lanigan................................          1,000(5)             23,321(5)       0.3%        3.0%
Robert J. LaFerriere............................          1,000(5)              5,570(5)       0.3%        0.7%
John L. Kelly...................................             --(5)              2,653(5)        --         0.3%
Executive officers and directors as a group
  (15 persons)..................................        255,545(5)            788,541(5)      70.4%       94.3%

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

(5) Does not reflect Equity Rights owned by Messrs. Kaminski, Bensussen, and Lanigan reflecting the right to receive 24,067 shares, 18,484 shares, and 4,938 shares of Leiner Group common stock, respectively, as such Equity Rights are not exercisable within 60 days of the date hereof.

                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    EXCHANGE AGREEMENT: In order to become eligible for pooling accounting treatment in merger and acquisition transactions, on November 13, 1998, Leiner Group entered into an Exchange Agreement with North Castle, pursuant to which North Castle exchanged 712,000 shares of voting Leiner Group common stock for an equal number of shares of non-voting Leiner Group class B common stock (the "Pooling Restructuring").

    STOCKHOLDERS AGREEMENT. On June 30, 1997 (the "Recapitalization Closing Date"), Leiner Group and the stockholders of Leiner Group entered into the stockholders agreement, which was subsequently amended on September 28, 1998, and again on December 17, 1999 (the "Stockholders Agreement"), which contains, among other terms and conditions, provisions relating to corporate governance, certain restrictions with respect to transfers of Recapitalized Common Stock (as defined) by certain parties thereunder, certain rights and obligations with respect to transfers of Recapitalized Common Stock and certain registration rights granted by the Company with respect to shares of Recapitalized Common Stock. The Stockholders Agreement gives the AEA Group the power to elect one member of Leiner Group's Board of Directors, and for as long as North Castle, North Castle Partners I-A, L.P. ("NCP I-A") and North Castle Partners II, L.P. ("NCP-II") collectively own at least 40% of the common stock of Leiner Group, each of NCP I-A and NCP-II shall be entitled to nominate one person for election of the Board of Directors of Leiner Group and North Castle shall be entitled to nominate all other persons for election to the Board of Directors. If North Castle ownership of Leiner Group equity falls below 40%, it may elect the number of directors that is proportionate to its shareholdings. Accordingly, North Castle controls the Company and has the power to appoint new management and approve any action requiring the approval of the holders of Leiner Group common stock, including adopting amendments to Leiner Group's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets.

    The Stockholders Agreement also restricts the ability of existing shareholders to transfer their Leiner Group equity to third parties prior to June 30, 2002, and gives certain of these shareholders a right of first refusal after that date. These restrictions either do not apply or change if there is a public offering, or if North Castle sells more than 5% of all outstanding Leiner Group equity. If North Castle seeks to sell more than 5% of the outstanding Leiner Group equity, other existing shareholders have the right to sell their shares at the same time. The Agreement also gives North Castle rights to require Leiner Group to register Leiner Group equity under the Securities Act, subject to certain limitations and conditions.

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

    Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA was terminated, and Leiner Group and Leiner entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment. In exchange for such services, Leiner Group and Leiner have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses, and to indemnify the Sponsor and certain affiliates against certain liabilities. This fee may be reduced upon completion of an initial public offering of Leiner's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle or North Castle terminates before that date. Leiner Group and Leiner also paid the Sponsor a transaction fee of $3.5 million for services relating to arranging, structuring and financing the Recapitalization in fiscal 1998.

    MANAGEMENT. As part of the Recapitalization, the current managers and employees of the Company were afforded the opportunity to choose the amount of their existing equity they wished to retain in Leiner Group in the form of Leiner Group equity. Managers and employees who retained their equity in Leiner Group as a result of the increased leverage on the Company incurred as part of the Recapitalization, acquired a greater percentage equity ownership. Under the Stockholders Agreement, current managers have the right, upon their death or permanent disability, to require Leiner Group to purchase their Leiner Group common stock for its then fair market value.

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

    The Board of Leiner Group and management of the Company instituted a stock purchase plan pursuant to which certain managers and employees of the Company were afforded the opportunity to purchase Leiner Group common stock. The gross proceeds of such offering were $1.9 million, recorded in fiscal 1998.

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

    CAPITAL CONTRIBUTION. In connection with the Acquisition, as of December 17, 1999, the Company received $20.0 million, which was funded by a subscription by affiliates of certain shareholders to the capital of Leiner Group. Leiner Group made a capital contribution in the same amount to the Company through PLI Holdings. Leiner Group issued 111,112 shares of common stock to certain affiliates.

                                    PART IV
                                    ITEM 14
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Report:

        1. FINANCIAL STATEMENTS. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                PAGE
                                                              --------
Index to Consolidated Financial Statements..................  F-1
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of March 31, 2000 and 1999...  F-3
Consolidated Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998.............................  F-4
Consolidated Statements of Shareholder's Equity (Deficit)
  for the years ended March 31, 2000, 1999 and 1998.........  F-5
Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

        2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the page referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

Schedule II--Consolidated Valuation and Qualifying
  Accounts..................................................  S-1

        3.  LIST OF EXHIBITS.

       EXHIBIT
       NUMBER                      EXHIBIT DESCRIPTION                          CROSS REFERENCE
---------------------              -------------------                          ---------------
         2.1            Stock Purchase Agreement and Agreement     Filed as Exhibit 2.1 to the Registration
                          and Plan of Merger, dated as of            Statement on Form S-4 (Registration
                          May 31, 1997, by and among Leiner          No. 333-33121) of Leiner Health
                          Group, North Castle Partners I, L.L.C.     Products Inc. under the Securities Act
                          and LHP Acquisition Corp.                  of 1933, as amended (the "Registration
                                                                     Statement on Form S-4"), and
                                                                     incorporated herein by reference.

         2.2            Amendment No. 1 to Stock Purchase          Filed as Exhibit 2.2 to the Registration
                          Agreement and Agreement and Plan of        Statement on Form S-4 and incorporated
                          Merger, dated as of June 30, 1997, by      herein by reference.
                          and among Leiner Group, North Castle
                          Partners I, L.L.C. and LHP Acquisition
                          Corp.

       EXHIBIT
       NUMBER                      EXHIBIT DESCRIPTION                          CROSS REFERENCE
---------------------              -------------------                          ---------------
         2.3            Amended and Restated Asset Purchase        Filed as Exhibit 2.1 to the Report on
                          Agreement, dated as of December 17,        Form 8-K dated December 30, 1999, and
                          1999, among Leiner Health Products         incorporated herein by reference.
                          Inc., Granutec Acquirco, Inc., Vita
                          Health Products Inc., and Granutec,
                          Inc., Granutec Holding Corporation,
                          Stanley Pharmaceuticals Ltd., and
                          Novopharm Limited.

         3.1            Amended and Restated Certificate of        Filed as Exhibit 3.1 to the Registration
                          Incorporation of Leiner Health Products    Statement on Form S-4 and incorporated
                          Inc. ("LHP").                              herein by reference.

         3.2            Amended and Restated By-Laws of LHP        Filed as Exhibit 3.2 to the Registration
                          (formerly known as Amended and Restated    Statement on Form S-4 and incorporated
                          By-Laws of LHP Funding Corp.).             herein by reference.

         4.1            Indenture, dated as of June 30, 1997,      Filed as Exhibit 4.1 to the Registration
                          between Leiner Group and United States     Statement on Form S-4 and incorporated
                          Trust Company of New York (the             herein by reference.
                          "Trustee").

         4.2            First Supplemental Indenture, dated as of  Filed as Exhibit 4.2 to the Registration
                          June 30, 1997, among Leiner Group, LHP     Statement on Form S-4 and incorporated
                          and the Trustee.                           herein by reference.

         4.3            Purchase Agreement, dated as of June 19,   Filed as Exhibit 4.3 to the Registration
                          1997, among Leiner Group, LHP, Merrill     Statement on Form S-4 and incorporated
                          Lynch & Co., Salomon Brothers Inc and      herein by reference.
                          Scotia Capital Markets (USA) Inc. (the
                          "Initial Purchasers").

         4.4            Registration Rights Agreement, dated as    Filed as Exhibit 4.4 to the Registration
                          of June 30, 1997, among Leiner Group,      Statement on Form S-4 and incorporated
                          LHP and the Initial Purchasers.            herein by reference.

         4.5            Amended and Restated Credit Agreement,     Filed as Exhibit 4.5 to the Company's
                          dated as of May 15, 1998 (the "Credit      annual report on Form 10-K for the year
                          Agreement"), among LHP, Vita Health        ended March 31, 1998.
                          Products Inc. (formerly Vita Health
                          Company (1985) Ltd.), a Canadian
                          corporation ("Vita Health"), the banks
                          and other financial institutions party
                          thereto, as lenders, The Bank of Nova
                          Scotia, as U.S. Agent and Canadian
                          Agent (the "Agents"), Merrill Lynch
                          Capital Corporation, as documentation
                          agent, and Salomon Brothers Holding
                          Company Inc, as syndication agent.

       EXHIBIT
       NUMBER                      EXHIBIT DESCRIPTION                          CROSS REFERENCE
---------------------              -------------------                          ---------------
         4.6            Affirmation and Consent, dated May 15,     Filed as Exhibit 4.6 to the Company's
                          1998, by PLI Holdings Inc., VH Holdings    annual report on Form 10-K for the year
                          Inc., 64804 Manitoba Ltd. and Westcan      ended March 31, 1998.
                          Pharmaceuticals Ltd. to the Bank of
                          Nova Scotia as U.S. Agent under the
                          Credit Agreement and each of the
                          lenders party to the Credit Agreement.

         4.7            Assumption Agreement, dated as of          Filed as Exhibit 4.7 to the Registration
                          June 30, 1997, between Leiner Group        Statement on Form S-4 and incorporated
                          and LHP and accepted and acknowledged      herein by reference.
                          by the Agents on behalf of the lenders
                          that are party to the Credit Agreement.

         4.8            U.S. Borrower Security Agreement, dated    Filed as Exhibit 4.8 to the Registration
                          as of June 30, 1997, between LHP and       Statement on Form S-4 and incorporated
                          The Bank of Nova Scotia, as collateral     herein by reference.
                          agent.

         4.9            U.S. Borrower Pledge Agreement, dated as   Exhibit 4.9 to the Registration Statement
                          of June 30, 1997, made by LHP in favor     on Form S-4 and incorporated herein by
                          of the Agents for the secured parties,     reference.
                          as defined therein. Filed as

         4.10           Parent Pledge Agreement, dated as of       Filed as Exhibit 4.10 to the Registration
                          June 30, 1997, made by PLI Holdings        Statement on Form S-4 and incorporated
                          Inc. in favor of the Agents for the        herein by reference.
                          secured parties, as defined therein.

         4.11           Canadian Holdings Pledge Agreement, dated  Filed as Exhibit 4.11 to the Registration
                          as of June 30, 1997, made by VH            Statement on Form S-4 and incorporated
                          Holdings Inc. in favor of The Bank of      herein by reference.
                          Nova Scotia, as agent for each of the
                          secured parties, as defined therein.

         4.12           Canadian Borrower Pledge Agreement, dated  Filed as Exhibit 4.12 to the Registration
                          as of June 30, 1997, made by Vita          Statement on Form S-4 and incorporated
                          Health in favor of The Bank of Nova        herein by reference.
                          Scotia, as agent for each of the
                          secured parties, as defined therein.

         4.13           U.S. Borrower Guaranty, dated as of        Filed as Exhibit 4.13 to the Registration
                          June 30, 1997, made by LHP in favor of     Statement on Form S-4 and incorporated
                          the Agents for the secured parties, as     herein by reference.
                          defined therein.

         4.14           Parent Guaranty, dated as of June 30,      Filed as Exhibit 4.14 to the Registration
                          1997, made by PLI Holdings in favor of     Statement on Form S-4 and incorporated
                          the Agents for the secured parties, as     herein by reference.
                          defined therein.

         4.15           Canadian Holdings Guaranty, dated as of    Filed as Exhibit 4.15 to the Registration
                          June 30, 1997, made by VH Holdings Inc.    Statement on Form S-4 and incorporated
                          in favor of The Bank of Nova Scotia as     herein by reference.
                          agent for the secured parties, as
                          defined therein.

       EXHIBIT
       NUMBER                      EXHIBIT DESCRIPTION                          CROSS REFERENCE
---------------------              -------------------                          ---------------
         4.16           Canadian Subsidiary Guaranties, each       Filed as Exhibit 4.16 to the Registration
                          dated as of June 30, 1997, made by each    Statement on Form S-4 and incorporated
                          of 64804 Manitoba Ltd. and Westcan         herein by reference.
                          Pharmaceuticals Ltd. in favor of The
                          Bank of Nova Scotia as agent for the
                          secured parties, as defined therein.

         4.17           Canadian Borrower Debenture, each dated    Filed as Exhibit 4.17 to the Registration
                          as of June 30, 1997, made by Vita          Statement on Form S-4 and incorporated
                          Health in favor of The Bank of Nova        herein by reference.
                          Scotia on its own behalf and as agent
                          for the Canadian secured parties as
                          defined therein in the amount of
                          $75,000,000.

         4.18           Canadian Holdings Debenture, dated as of   Filed as Exhibit 4.18 to the Registration
                          June 30, 1997, made by VH Holdings Inc.    Statement on Form S-4 and incorporated
                          in favor of The Bank of Nova Scotia, on    herein by reference.
                          its own behalf and as agent for the
                          Canadian secured parties, as defined
                          therein in the amount of $75,000,000.

         4.19           Canadian Subsidiary Debenture, dated as    Filed as Exhibit 4.19 to the Registration
                          of June 30, 1997, made by 64804            Statement on Form S-4 and incorporated
                          Manitoba Ltd. in favor of The Bank of      herein by reference.
                          Nova Scotia, on its own behalf and as
                          agent for the Canadian secured parties,
                          as defined therein in the amount of
                          $75,000,000.

         4.20           Canadian Subsidiary Debenture, dated as    Filed as Exhibit 4.20 to the Registration
                          of June 30, 1997, made by Westcan          Statement on Form S-4 and incorporated
                          Pharmaceuticals Ltd. in favor of The       herein by reference.
                          Bank of Nova Scotia, on its own behalf
                          and as agent for the Canadian secured
                          parties, as defined therein in the
                          amount of $75,000,000.

         4.21           Mortgage, Assignment of Leases and Rents,  Filed as Exhibit 4.21 to the Registration
                          Security Agreement and Fixture Filing,     Statement on Form S-4 and incorporated
                          dated as of June 30, 1997 from LHP, as     herein by reference.
                          Mortgagor, to The Bank of Nova Scotia,
                          as agent, relating to the property
                          located at 3532 West 47th Place,
                          Chicago, Illinois, as amended by the
                          First Amendment to the Mortgage,
                          Assignment of Leases and Rents,
                          Security Agreement and Fixture Filing
                          dated as of July 31, 1997.

         4.22           Mortgage, Assignment of Leases and Rents,  Filed as Exhibit 4.22 to the Registration
                          Security Agreement and Fixture Filing,     Statement on Form S-4 and incorporated
                          dated as of August 20, 1997 from LHP,      herein by reference.
                          as Mortgagor, to The Bank of Nova
                          Scotia, as agent, relating to the
                          property located at 3308 Covington,
                          Kalamazoo, Michigan.

       EXHIBIT
       NUMBER                      EXHIBIT DESCRIPTION                          CROSS REFERENCE
---------------------              -------------------                          ---------------
         4.23           Mortgage, Assignment of Leases and Rents,  Filed as Exhibit 4.23 to the Registration
                          Security Agreement and Fixture Filing,     Statement on Form S-4 and incorporated
                          dated as of June 30, 1997 from LHP, as     herein by reference.
                          Mortgagor, to The Bank of Nova Scotia,
                          as agent, relating to the property
                          located at 2300 Badger Lane, Madison,
                          Wisconsin.

         4.24           Leasehold Deed of Trust, Assignment of     Filed as Exhibit 4.24 to the Registration
                          Leases and Rents, Security Agreement       Statement on Form S-4 and incorporated
                          and Fixture Filing, dated June 30, 1997    herein by reference.
                          from LHP, as Trustor, in favor of
                          Lawyers Title Company of California as
                          Trustee, for the benefit of The Bank of
                          Nova Scotia, as agent, relating to the
                          property located at 7366 Orangewood
                          Avenue, Garden Grove, California.

         4.25           Trademark Security Agreement, dated as of  Filed as Exhibit 4.25 to the Registration
                          June 30, 1997, between LHP and The Bank    Statement on Form S-4 and incorporated
                          of Nova Scotia as collateral agent for     herein by reference.
                          the secured parties.

         4.26           First Amendment, dated June 30, 1999 to    Filed as Exhibit 4.1 to the Quarterly
                          the Amended and Restated Credit            Report on Fort 10-Q of Leiner Health
                          Agreement, among Leiner Health Products    Products Inc. for the quarter ended
                          Inc., Vita Health Products Inc., and       June 30, 1999 and incorporated herein
                          the banks and other financial              by reference.
                          institutions party thereto, as Lenders.

         4.27           Second Amendment, dated December 16,       Filed Exhibit 4.1 to the Quarterly Report
                          1999, to the Restated Credit Agreement,    on Form 10-Q of Leiner Health Products
                          among Leiner Health Products Ind., Vita    Inc. for the Quarter ended
                          Health Products Inc., and the banks and    December 31, 1999 and incorporated
                          other financial institutions party         herein by reference.
                          thereto, as lenders.

         4.28           Third Amendment, dated February 11, 2000   Filed as Exhibit 4.3 to the Quarterly
                          to the Existing Credit Agreement among     Report on Form 10-Q of Leiner Health
                          Leiner Health Products Inc., Vita          Products Inc. for the Quarter ended
                          Health Products Inc., and the bank and     December 31, 1999 and incorporated
                          other financial institutions party         herein by reference.
                          thereto, as Lenders.

         4.29           Loan Agreement, dated May 1, 1994 by and   Filed as Exhibit 4.2 to the Quarterly
                          between The Wilson County Industrial       Report on Form 10-Q of Leiner Health
                          Facilities and Pollution Control           Products Inc. for the Quarter ended
                          Financing Authority, and Granutec, Inc.    December 31, 1999 and incorporated
                                                                     herein by reference.

        10.1            Consulting Agreement, dated as of          Filed as Exhibit 10.1 to the Registration
                          June 30, 1997, among Leiner Group, LHP     Statement on Form S-4 and incorporated
                          and North Castle.                          herein by reference.

       EXHIBIT
       NUMBER                      EXHIBIT DESCRIPTION                          CROSS REFERENCE
---------------------              -------------------                          ---------------
        10.2            Restated Standard Indemnity Agreement,     Filed as Exhibit 10.2 to the Registration
                          dated September 1, 1992 between Showa      Statement on Form S-4 and incorporated
                          Denko America Inc. and LHP Holdings        herein by reference.
                          Corp. (now LHP).

        10.3            Guaranty Agreement, dated September 1,     Filed as Exhibit 10.3 to the Registration
                          1992, between Showa Denko K.K. and LHP     Statement on Form S-4 and incorporated
                          Holdings Corp. (now LHP).                  herein by reference.

        10.4            Leiner Group Stock Option Plan (formerly   Filed as Exhibit 10.4 to the Registration
                          known as PLI Investors Inc. Stock          Statement on Form S-4 and incorporated
                          Option Plan).                              herein by reference.

        10.5            First Amendment to the Leiner Group Stock  Filed as Exhibit 10.5 to the Registration
                          Option Plan, effective as of June 30,      Statement on Form S-4 and incorporated
                          1997.                                      herein by reference.

        10.6            Leiner Group Stock Incentive Plan,         Filed as Exhibit 10.6 to the Registration
                          adopted and effective as of June 30,       Statement on Form S-4 and incorporated
                          1997.                                      herein by reference.

        10.9            Lease, dated as of October 4, 1993, by     Filed as Exhibit 10.9 to the Registration
                          and between Watson Land Company            Statement on Form S-4 and incorporated
                          ("Watson") and LHP, related to a           herein by reference.
                          premise located at 810 East 233rd
                          Street, Carson, California.

        10.10           Lease, dated as of October 4, 1993, by     Filed as Exhibit 10.10 to the
                          and between Watson and LHP, related to     Registration Statement on Form S-4 and
                          a premise located at 901 East 233rd        incorporated herein by reference.
                          Street, Carson, California.

        10.11           Sublease, dated as of October 8, 1993 by   Filed as Exhibit 10.11 to the
                          and between Teledyne, Inc. and LHP,        Registration Statement on Form S-4 and
                          related to a premise located at 901        incorporated herein by reference.
                          East 233rd Street, Carson, California.

        10.12           Standard Industrial Lease, dated           Filed as Exhibit 10.12 to the
                          February 19, 1988 between Richard F.       Registration Statement on Form S-4 and
                          Burns, J. Grant Monahan and Lawrence W.    incorporated herein by reference.
                          Doyle, as Trustees of AEW #113 Trust
                          established under Declaration of Trust
                          dated January 19, 1988 and Vita-Fresh
                          Vitamin Co. Inc. and Vital Industries,
                          Inc., as amended by the First Lease
                          Amendment, dated as of June 12, 1997,
                          between Sierra Pacific California LP
                          and LHP, related to a premise located
                          in Garden Grove, California.

        10.14           Severance Benefit Agreement, dated as of   Filed as Exhibit 10.14 to the
                          November 21, 1991, by and between LHP      Registration Statement on Form S-4 and
                          and Robert M. Kaminski.                    incorporated herein by reference.

       EXHIBIT
       NUMBER                      EXHIBIT DESCRIPTION                          CROSS REFERENCE
---------------------              -------------------                          ---------------
        10.15           Severance Benefit Agreement, dated as of   Filed as Exhibit 10.15 to the
                          November 21, 1991, by and between LHP      Registration Statement on Form S-4 and
                          and Gale K. Bensussen.                     incorporated herein by reference.

        10.16           Severance Benefit Agreement, dated as of   Filed as Exhibit 10.16 to the
                          May 30, 1997, by and between LHP and       Registration Statement on Form S-4 and
                          William B. Towne.                          incorporated herein by reference.

        10.18           Non-Competition and Severance Benefit      Filed as an exhibit.
                          Agreement, dated as of August 26, 1999,
                          by and between LHP and William B.
                          Towne.

        10.19           Net Lease, dated as of October 14, 1997,   Filed as Exhibit 10.19 to the
                          by and between MIT Unsecured, L.P. and     Registration Statement on Form S-4 and
                          LHP, related to a premise located in       incorporated herein by reference.
                          York County, South Carolina.

        10.20           Stockholders Agreement, dated as of        Filed as Exhibit 10.1 to the Quarterly
                          June 30, 1997, among Leiner Health         Report on Form 10-Q of Leiner Health
                          Products Group Inc., North Castle          Products Inc. for the Quarter Ended
                          Partners I, L.L.C., AEA Investors Inc.,    December 31, 1997, and incorporated
                          and each other person who is or becomes    herein by reference.
                          a party thereto.

        10.21           Amended and Restated Stockholders          Filed as an exhibit.
                          Agreement, dated as of September 28,
                          1998, among Leiner Health Products
                          Group Inc., North Castle Partners I,
                          L.L.C., AEA, and each other person who
                          is or becomes a party thereto.

        10.22           Amended and Restated Stockholders          Filed as an exhibit.
                          Agreement, dated as of December 17,
                          1999, among Leiner Health Products
                          Group Inc., North Castle Partners I,
                          L.L.C., North Castle Partners I-A,
                          L.P., North Castle Partners II, L.P.,
                          AEA, NCP Co-Investment Fund, L.P.,
                          Squam Lake Investors IV, L.P., and each
                          other person who is or becomes a party
                          thereto.

        10.23           Stock Purchase Plan of Leiner Health       Filed as Exhibit 10.2 to the Quarterly
                          Products Group Inc. as adopted by the      Report on Form 10-Q of Leiner Health
                          Board of Directors of Leiner Health        Products Inc. for the Quarter Ended
                          Products Group Inc. on November 17,        December 31, 1997, and incorporated
                          1997.                                      herein by reference.

        12.1            Computation of Ratio of Earnings to Fixed  Filed as an exhibit.
                          Charges.

        12.2            Computation of EBITDA to Interest          Filed as an exhibit.
                          Expense.

        21              List of Subsidiaries of the Registrant.    Filed as an exhibit.

        27              Financial Data Schedule--March 31, 1999    Filed as an exhibit.

    (b) Reports on Form 8-K: None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Leiner Health Products Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carson, State of California, on the 29th day of June, 2000.

                                                       LEINER HEALTH PRODUCTS INC.

                                                       By:            /s/ STEPHEN P. MILLER
                                                            -----------------------------------------
                                                                     Name: Stephen P. Miller
                                                                 Title: Senior Vice President and
                                                                     Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               /s/ ROBERT M. KAMINSKI                  Chief Executive Officer,
     -------------------------------------------         Director (Principal Executive   June 29, 2000
                 Robert M. Kaminski                      Officer)

                                                       Senior Vice President, Chief
                /s/ STEPHEN P. MILLER                    Financial Officer (Principal
     -------------------------------------------         Financial and Accounting        June 29, 2000
                  Stephen P. Miller                      Officer)

                /s/ GALE K. BENSUSSEN
     -------------------------------------------       President and Director            June 29, 2000
                  Gale K. Bensussen

                          LEINER HEALTH PRODUCTS INC.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets as of March 31, 2000 and 1999...    F-3
Consolidated Statements of Operations for the years ended
  March 31, 2000, 1999 and 1998.............................    F-4
Consolidated Statements of Shareholder's Equity (Deficit)
  for the years ended March 31, 2000, 1999 and 1998.........    F-5
Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998.............................    F-6
Notes to Consolidated Financial Statements..................    F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Leiner Health Products Inc.

    We have audited the accompanying consolidated balance sheets of Leiner Health Products Inc. as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leiner Health Products Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Orange County, California
May 26, 2000

                          LEINER HEALTH PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $  3,008   $     77
  Accounts receivable, net of allowances of $4,566 and
    $4,722 at March 31, 2000 and 1999, respectively.........   127,881    127,127
  Inventories...............................................   175,529    151,605
  Prepaid expenses and other current assets.................    15,049     10,738
                                                              --------   --------
    Total current assets....................................   321,467    289,547
Property, plant and equipment, net..........................    87,093     61,241
Goodwill and other intangibles, net.........................    76,744     54,444
Other noncurrent assets.....................................    24,156     20,306
                                                              --------   --------
    Total assets............................................  $509,460   $425,538
                                                              ========   ========

                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Bank checks outstanding, less cash on deposit.............  $ 13,581   $  6,539
  Accounts payable..........................................   103,815     82,244
  Accrued compensation and benefits.........................    15,380     11,120
  Customer allowances payable...............................     7,085      9,603
  Other accrued expenses....................................    15,018      9,350
  Current portion of long-term debt.........................     5,006      4,068
                                                              --------   --------
    Total current liabilities...............................   159,885    122,924
Long-term debt..............................................   339,066    317,859
Other noncurrent liabilities................................     4,894      4,253
Commitments and contingencies
Shareholder's equity (deficit):
  Common stock, $1 par value: 1,000 shares authorized,
    issued and outstanding..................................         1          1
  Capital in excess of par value............................    21,851      1,851
  Accumulated deficit, including charges from
    recapitalization of parent of $31,543...................   (16,425)   (21,297)
  Accumulated other comprehensive income (loss).............       188        (53)
                                                              --------   --------
    Total shareholder's equity (deficit)....................     5,615    (19,498)
                                                              --------   --------
    Total liabilities and shareholder's equity (deficit)....  $509,460   $425,538
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $662,259   $626,916   $502,110
Cost of sales...............................................   495,693    463,607    368,599
                                                              --------   --------   --------
Gross profit................................................   166,566    163,309    133,511
Marketing, selling and distribution expenses................    84,982     76,895     62,626
General and administrative expenses.........................    39,980     37,419     29,462
Amortization of goodwill and other intangibles..............     2,666      1,670      1,663
Closure of facilities and impairment of long-lived assets...       608        380      1,221
Expenses related to recapitalization of parent..............        --         --     32,808
Other operating (income) charges............................      (918)      (128)     1,349
                                                              --------   --------   --------
Operating income............................................    39,248     47,073      4,382
Loss from investment in joint venture.......................       155         --         --
Interest expense, net.......................................    31,123     28,732     19,494
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary item....     7,970     18,341    (15,112)
Provision for income taxes before extraordinary item........     3,098      8,034      1,196
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................     4,872     10,307    (16,308)
Extraordinary loss on the early extinguishment of debt, net
  of income taxes of $761...................................        --         --      1,109
                                                              --------   --------   --------
Net income (loss)...........................................  $  4,872   $ 10,307   $(17,417)
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                         COMMON STOCK         CAPITAL                        OTHER            TOTAL
                                      -------------------    IN EXCESS     ACCUMULATED   COMPREHENSIVE    SHAREHOLDER'S
                                       SHARES     AMOUNT    OF PAR VALUE     DEFICIT     INCOME (LOSS)   EQUITY (DEFICIT)
                                      --------   --------   ------------   -----------   -------------   ----------------
Balance at March 31, 1997...........   1,000        $1        $ 62,966       $ 17,356        $(173)           $ 80,150
Net loss............................      --        --              --        (17,417)          --             (17,417)
Translation adjustment..............      --        --              --             --           35                  35
                                                                                                              --------
  Comprehensive loss................                                                                           (17,382)
Recapitalization of parent..........      --        --         (62,966)       (31,543)          --             (94,509)
Capital contribution from parent....      --        --           1,825             --           --               1,825
                                       -----        --        --------       --------        -----            --------
Balance at March 31, 1998...........   1,000         1           1,825        (31,604)        (138)            (29,916)
Net income..........................      --        --              --         10,307           --              10,307
Translation adjustment..............      --        --              --             --           85                  85
                                                                                                              --------
  Comprehensive income..............                                                                            10,392
Capital contribution from parent....      --        --              26             --           --                  26
                                       -----        --        --------       --------        -----            --------
Balance at March 31, 1999...........   1,000         1           1,851        (21,297)         (53)            (19,498)
Net income..........................      --        --              --          4,872           --               4,872
Translation adjustment..............      --        --              --             --          241                 241
                                                                                                              --------
  Comprehensive income..............                                                                             5,113
Capital contribution from parent....      --        --          20,000             --           --              20,000
                                       -----        --        --------       --------        -----            --------
Balance at March 31, 2000...........   1,000        $1        $ 21,851       $(16,425)       $ 188            $  5,615
                                       =====        ==        ========       ========        =====            ========

          See accompanying notes to consolidated financial statements.

                          LEINER HEALTH PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  4,872   $ 10,307   $ (17,417)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................    10,910      8,281       7,666
  Amortization..............................................    10,650      7,896       7,014
  Deferred income taxes.....................................    (1,638)       123      (4,722)
  Stock option compensation expense.........................        --         --       8,300
  Extraordinary loss on the early extinguishment of debt....        --         --       1,870
  Translation adjustment....................................      (241)       (85)        (35)
  Changes in operating assets and liabilities, net of
    effects of acquisition:
    Accounts receivable.....................................    19,527    (37,990)    (11,992)
    Inventories.............................................      (531)   (14,390)    (51,205)
    Bank checks outstanding, less cash on deposit...........     6,961      2,868      (6,654)
    Accounts payable........................................     3,613    (10,791)     31,766
    Customer allowances payable.............................    (2,521)    (4,438)      7,431
    Accrued compensation and benefits.......................    (3,949)     1,015       4,232
    Other accrued expenses..................................     2,643       (488)      4,055
    Other...................................................    (1,413)      (649)      1,236
                                                              --------   --------   ---------
Net cash provided by (used in) operating activities.........    48,883    (38,341)    (18,455)
INVESTING ACTIVITIES
Additions to property, plant and equipment, net.............   (15,629)   (17,491)    (14,427)
Acquisition of business, net of cash acquired...............   (52,681)        --          --
Increase in other noncurrent assets.........................    (8,259)    (4,161)     (4,513)
                                                              --------   --------   ---------
Net cash used in investing activities.......................   (76,569)   (21,652)    (18,940)

FINANCING ACTIVITIES
Net (payments) borrowings under bank revolving credit
  facility..................................................   (16,252)     4,114      65,316
Borrowings under bank term credit facility..................    30,000     59,763      85,000
Payments under bank term credit facility....................    (1,672)    (1,444)       (638)
Net payments under former bank line of credit...............        --         --    (100,405)
Capital contribution from parent............................    20,000         26       1,825
Repurchase of minority interest.............................        --       (947)     (3,599)
Increase in other long-term debt............................     1,340         --          --
Payments on other long-term debt............................    (1,066)    (1,511)     (1,143)
Increase in deferred financing charges......................    (1,614)      (995)    (10,238)
                                                              --------   --------   ---------
Net cash provided by financing activities...................    30,736     59,006      36,118
Effect of exchange rate changes.............................      (119)        38         237
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........     2,931       (949)     (1,040)
Cash and cash equivalents at beginning of year..............        77      1,026       2,066
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $  3,008   $     77   $   1,026
                                                              ========   ========   =========

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

                          LEINER HEALTH PRODUCTS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method, at rates designed to distribute the cost of assets over their estimated service lives or, for leasehold improvements, the shorter of their estimated service lives or their remaining lease terms. Amortization of assets recorded under capital leases is included in depreciation expense.

GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities. Other intangibles are comprised principally of the estimated fair value of the customer lists, assembled workforce and accelerated new drug applications acquired in December 1999 (Note 3). Goodwill and other intangibles are being amortized on the straight-line method at rates designed to distribute the cost of the assets over their estimated lives.

OTHER NONCURRENT ASSETS

    Deferred financing charges are being amortized based on the principal balance outstanding using the effective interest method. Incentives provided to customers to secure long-term sales agreements (primarily cash advances and credit memos to be applied against purchases under the contract) are amortized over the terms of the agreements or as related sales are recognized. Amounts deferred under such agreements totaled $7,484,000 and $6,488,000 as of March 31, 2000 and 1999, respectively.

RECOVERABILITY OF LONG-LIVED ASSETS

    The Company reviews for impairment of long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. Goodwill that is not associated with specific assets that are impaired is assessed for impairment when impairment indicators are present and reduced to its estimated fair value if less than its carrying value.

INVESTMENT IN JOINT VENTURE

    The Company owns a 40% interest in HerbaLife Leiner, LLC, a joint venture engaged in selling health products to the Chinese market. The Company's investment in the joint venture is accounted for using the equity method of accounting. At March 31, 2000, the amount at which the investment is carried on the books of the Company is equal to the Company's portion of the underlying equity in the net assets of the joint venture.

FOREIGN CURRENCY TRANSLATION

    The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the year-end exchange rates and income statement accounts at the weighted monthly average exchange rate for the year. Translation gains and losses are recorded in shareholder's equity, and realized gains and losses are reflected in income. Transaction gains and losses were immaterial in the years ended March 31, 2000, 1999 and 1998.

                          LEINER HEALTH PRODUCTS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

    The Company has elected to account for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the estimated fair value of the stock, less the exercise price of the option.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 2000, 1999 and 1998 was $13,566,000, $8,127,000 and
$8,150,000, respectively.

COMPREHENSIVE INCOME

    Total comprehensive income represents the net change in shareholder's equity during a period from sources other than transactions with shareholders and as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the cumulative foreign currency translation adjustments recorded in shareholder's equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"), which is required to be adopted in years beginning after June 15, 2000 for all fiscal quarters of all fiscal years. The Company has not yet determined the impact of the adoption of the Statement 133 on its consolidated financial position or consolidated results of operations. The Company will adopt Statement 133 in its fiscal year beginning April 1, 2001.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25 ("FIN 44"). FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either
December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its consolidated financial position or results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1999 and 1998 consolidated financial statements to conform with the fiscal 2000 presentation.

3. ACQUISITION

    On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs in the United States, and Vita Health acquired substantially all of the assets of Stanley

                          LEINER HEALTH PRODUCTS INC.

3. ACQUISITION (CONTINUED)
Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). The purchase price of approximately $60,177,000 which included the assumption of debt of $7,496,000, was funded in part by a $20,000,000 capital contribution from the Company's ultimate parent, Leiner Group, and borrowings on the Company's revolving credit facility. The Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"). In accordance with APB 16, the Company allocated the price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Acquired intangibles totaling $10,172,000 included the fair value of customer base, acquired workforce and accelerated new drug applications. These intangibles are being amortized over their estimated useful lives of three to five years. Goodwill resulting from the Acquisition is being amortized over 15 years.

    In connection with the Acquisition, the Company has recorded approximately $7,015,000 for accrued restructuring charges. The restructuring plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the transfer of certain manufacturing activities to lower cost facilities. The Company expects these actions to result in a reduction in workforce. Management is in the process of finalizing its restructuring plans and, accordingly, the amounts recorded are based on management's current estimate of those costs. The Company will finalize these plans during fiscal year 2001, and expects the majority of the restructuring actions to occur in fiscal year 2001 and 2002.

    The components of the purchase price and the preliminary allocation are as follows (in thousands):

Consideration and acquisition costs:
  Cash paid to Novopharm....................................  $ 50,000
  Debt assumed..............................................     7,496
  Acquisition costs.........................................     2,681
                                                              --------
                                                              $ 60,177
                                                              ========
Preliminary allocation of purchase price:
  Current assets............................................  $ 43,083
  Property, plant and equipment.............................    20,805
  Acquired intangibles......................................    10,172
  Goodwill..................................................    14,274
  Debt and other liabilities assumed........................   (28,157)
                                                              --------
                                                              $ 60,177
                                                              ========

    As previously indicated, some allocations are based on preliminary estimates that are still being finalized. In addition, certain adjustments to the final purchase price are currently being negotiated with Novopharm. While the ultimate resolution of these matters may result in adjustments to the purchase price allocation, management believes that such amounts will not be materially different from those reflected above.

                          LEINER HEALTH PRODUCTS INC.

3. ACQUISITION (CONTINUED)
    The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of the year presented, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands).

                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net sales...............................................  $760,079   $728,165
Operating income........................................    50,574     49,362
Net income..............................................    10,233      9,203

4. RECAPITALIZATION

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

    The assumption of debt and the transfer of excess funds from Leiner Group related to the Recapitalization totaled approximately $102,809,000 and consisted of the following (in thousands):

Assumption of debt from Leiner Group:
  New Credit Facility.................................  $(149,736)
  Notes...............................................    (85,000)  $(234,736)
                                                        ---------
Excess funds transferred from Leiner Group............                131,927
                                                                    ---------
                                                                    $(102,809)
                                                                    =========

                          LEINER HEALTH PRODUCTS INC.

4. RECAPITALIZATION (CONTINUED)
    Of this amount, $8,300,000 is reflected in expenses related to Recapitalization of parent in the accompanying consolidated statement of operations for fiscal 1998, with the remainder first applied against capital in excess of par value until that was exhausted and then against accumulated deficit.

5. CLOSURE OF FACILITIES, LONG-LIVED ASSET IMPAIRMENT

    In the second and third quarters of fiscal 2000, the Company closed its Madison, Wisconsin and Sherburne, New York facilities, respectively. The Company incurred approximately $1,179,000 in fiscal year 2000 for severance and other costs related to the closures, which were offset by a gain of approximately $230,000 from the sale of the Madison facility. Additionally, the Company recorded a gain of approximately $341,000 from the sale of its Chicago facility, which the Company had previously closed and written down to estimated fair value in fiscal year 1999.

    During the year ended March 31, 1998, the Company's Board of Directors approved a plan to close the West Unity, Ohio facility during the summer of 1998. Estimated closure costs of $1,221,000 were recorded in the year ended March 31, 1998, of which $754,000 related to severance costs and $467,000 related to other closure costs. Such costs were paid in fiscal year 1999 and additional related closure costs totaling $380,000 were expensed in fiscal year 1999 as incurred.

                          LEINER HEALTH PRODUCTS INC.

6. COMPOSITION OF CERTAIN BALANCE SHEET ITEMS

                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Inventories:
  Raw materials, bulk vitamins and packaging
    materials...........................................  $ 55,819   $ 52,244
  Work-in-process.......................................    48,604     41,732
  Finished products.....................................    71,106     57,629
                                                          --------   --------
                                                          $175,529   $151,605
                                                          ========   ========

        Property, plant and equipment:

                                           DEPRECIABLE LIVES
                                           -----------------
                                                (YEARS)
  Land...................................            --        $    786   $    713
  Buildings and improvements.............         31-40          12,538      5,006
  Leasehold improvements.................          7-40          26,701     20,352
  Machinery and equipment................          3-20          99,376     62,870
  Furniture and fixtures.................          3-10           5,686      5,764
                                                               --------   --------
                                                                145,087     94,705
  Less accumulated depreciation and
    amortization.........................                       (57,994)   (33,464)
                                                               --------   --------
                                                               $ 87,093   $ 61,241
                                                               ========   ========

                                           DEPRECIABLE LIVES
                                           -----------------
                                                (YEARS)
  Goodwill and other intangibles:
  Goodwill...............................         15-40        $ 79,630   $ 64,776
  Other intangibles:
    Assembled workforce..................             3           4,023         --
    Accelerated new drug applications....             3           3,800         --
    Customer lists.......................             5           1,706         --
    Other................................          3-15             922        303
                                                               --------   --------
                                                                 90,081     65,079
  Less accumulated amortization..........                       (13,337)   (10,635)
                                                               --------   --------
                                                               $ 76,744   $ 54,444
                                                               ========   ========

7. SUPPLEMENTARY CASH FLOW INFORMATION

                                                       YEARS ENDED MARCH 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Cash paid during the year for:
  Interest.......................................  $29,220    $27,188    $17,990
  Income taxes, net of refunds received..........    3,843      6,845      2,942

                          LEINER HEALTH PRODUCTS INC.

8. LONG-TERM DEBT

    Long-term debt consists of (in thousands):

                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Credit Facility:
  Revolving facility....................................  $ 72,918   $ 88,786
  Term facility.........................................   171,107    142,319
                                                          --------   --------
  Total credit facility.................................   244,025    231,105
Senior subordinated notes...............................    85,000     85,000
Capital lease obligations...............................     6,607      5,822
Industrial development revenue bond loan................     7,100         --
Industrial opportunities program loan...................     1,340         --
                                                          --------   --------
                                                           344,072    321,927
Less current portion....................................    (5,006)    (4,068)
                                                          --------   --------
  Total long-term debt..................................  $339,066   $317,859
                                                          ========   ========

CREDIT FACILITY

    On May 15, 1998, the Company entered into an Amended and Restated Credit Agreement ("Credit Agreement", and together with the amendments described below, the "Amended Credit Agreement"), which was amended, (i) on June 30, 1999, to include an additional U.S. term loan in the amount of $30,000,000 as described below, (ii) on December 16, 1999, to waive certain limitations that would have prohibited the Acquisition and to raise the applicable margins (as defined in the Amended Credit Agreement), and (iii) on February 11, 2000, effective December 16, 1999, principally to modify the Company's covenant requirements to reflect the financial statement impact of the Acquisition. The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68,000,000, two U.S. term loans due December 30, 2005 in the amounts of $65,000,000 and $30,000,000, respectively, and a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility"), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003.

    Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the lender's base rate (9.0% at March 31, 2000), the lender's Canadian prime rate (7.0% at March 31, 2000), LIBOR (6.29% at
March 31, 2000) or the lender's banker's acceptance rate (5.46% at March 31,
2000), as the case may be, plus an applicable margin that is itself based on the Company's leverage ratio (as defined in the Amended Credit Agreement). The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin and varies as follows: (a) for U.S. and Canadian revolving credit borrowings, from 1.0% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, (b) for the loans under the Term Facility, from 2.625% to 3.25% for LIBOR-based loans, and from 1.625% to 2.25% for alternate-base rate loans. As of March 31, 2000, the Company's weighted average interest rates were 8.65% for U.S.

                          LEINER HEALTH PRODUCTS INC.

8. LONG-TERM DEBT (CONTINUED)

CREDIT FACILITY (CONTINUED)
borrowings and 8.09% for Canadian borrowings. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving credit facility based on the Company's leverage ratio.

    The obligations of the Company under the U.S. portion of the Revolving Facility and Term Facility are guaranteed by the direct parent of the Company, PLI Holdings, and by any direct or indirect U.S subsidiaries of the Company. The obligations of Vita Health under the Canadian portion of the Revolving Facility and Term Facility are guaranteed by the Company, PLI Holdings, the Company's direct or indirect U.S. subsidiaries and direct or indirect subsidiaries of Vita Health. The Amended Credit Agreement is also secured by substantially all the assets of the Company and any of its direct or indirect U.S. subsidiaries, all of the stock of the Company and any such direct or indirect U.S. subsidiaries, and 65% of the common stock of any direct non-U.S. subsidiaries of the Company and its U.S. subsidiaries. The Canadian portion of the Revolving Facility and Term Facility is also secured by substantially all the assets of Vita Health, its direct and indirect Canadian parents and any direct or indirect non-U.S. subsidiaries of the Company, and all of the common stock of any such direct or indirect non-U.S. subsidiaries. The Revolving Facility also allows the Company to issue up to $35,000,000 in letters of credit in lieu of borrowing on the Revolving Facility. As of March 31, 2000, the Company had $13,997,000 of letters of credit outstanding, and had $38,085,000 available for borrowing under the Revolving Facility.

    In order to manage its interest rate risk under the Amended Credit Agreement, the Company has entered into two interest protection agreements. On July 30, 1997, the Company entered into an interest protection arrangement covering $29,460,000 of its borrowings under the Amended Credit Agreement. Under this arrangement, the Company obtained a fixed interest rate of 6.17% on LIBOR, instead of the fluctuating rate as described above and pays a fee of approximately $25,596 per annum. This agreement expires July 30, 2000. On October 8, 1999, the Company entered into an interest protection agreement with respect to $54,000,000 of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest payable thereon. In connection with this agreement, which terminates October 8, 2001, the Company received $229,500. Amounts paid or received under these agreements are recorded as an adjustment of interest expense over the period of the agreement.

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

CAPITAL LEASE OBLIGATIONS

    The capital lease obligations are payable in variable monthly installments through November 2004, bear interest at effective rates ranging from 4.42% to 17.19% and are secured by equipment with a net book value of approximately $8,031,000 and $6,805,000 at March 31, 2000 and 1999, respectively.

                          LEINER HEALTH PRODUCTS INC.

8. LONG-TERM DEBT (CONTINUED)
INDUSTRIAL DEVELOPMENT REVENUE BOND LOAN

    In connection with the Acquisition, the Company assumed an industrial development revenue bond loan ("IRB Loan"), with an outstanding principal amount of $7,100,000. The interest on the IRB Loan is variable (4.15% as of March 31, 2000), and fluctuates on a weekly basis. Principal is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014.

INDUSTRIAL OPPORTUNITIES PROGRAM LOAN

    During fiscal 2000, the Company entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company's manufacturing facility in Canada. As of March 31, 2000, the Company received approximately $1,340,000 in advances on the loan which is not to exceed a total of $1,863,000. Interest on the loan will be waived contingent upon the Company's compliance with certain obligations, including meeting certain financial ratios. Principal repayments are scheduled to be made in two equal payments of 50% of the final loan amount. The first payment is to be made on the last day of the 48(th) month and the second on the last day of the 60(th) month after the date of the final disbursement, which is to be made no later than September 30, 2000.

COVENANTS AND MINIMUM PAYMENTS

    The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay the Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. As of March 31, 2000, the Company was in compliance with the covenants and conditions of the Amended Credit Agreement as well as its other long-term debt.

    Principal payments on long-term debt through fiscal 2005 and thereafter are (in thousands):

FISCAL YEAR                                                   PRINCIPAL
-----------                                                   ---------
2001........................................................  $  5,006
2002........................................................     5,194
2003........................................................     2,806
2004........................................................   110,759
2005........................................................    83,649
Thereafter..................................................   136,658
                                                              --------
  Total.....................................................  $344,072
                                                              ========

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

    Significant components of the Company's deferred tax assets and liabilities are (in thousands):

                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax assets:
  Compensation accruals...................................  $ 4,956    $ 4,637
  Allowances for doubtful accounts and sales returns......      996      1,696
  Inventory obsolescence reserves.........................    2,276      1,656
  Inventory capitalization................................      674        608
                                                            -------    -------
Total deferred tax assets.................................    8,902      8,597
Deferred tax liabilities:
  Fixed assets book versus tax basis difference...........   (1,040)    (2,133)
  Other...................................................     (368)      (609)
                                                            -------    -------
Total deferred tax liabilities............................   (1,408)    (2,742)
                                                            -------    -------
Deferred tax assets, net of deferred tax liabilities......  $ 7,494    $ 5,855
                                                            =======    =======

    At March 31, 2000 and 1999, prepaid expense and other current assets in the accompanying consolidated balance sheets include deferred tax assets of $8,841,000 and $7,988,000, respectively, and other noncurrent liabilities include deferred tax liabilities of $1,347,000 and $2,133,000, respectively.

                          LEINER HEALTH PRODUCTS INC.

9. INCOME TAXES (CONTINUED)
    The following is a reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate before extraordinary item:

                                                                 YEARS ENDED MARCH 31,
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
Tax at U.S. statutory rates.............................     35%           35%          (35)%
Goodwill amortization...................................      6             3             3
State income taxes, net of federal tax benefit..........      3             5            --
Tax credits.............................................     (5)           --            --
Higher effective income taxes of other countries........     --             1             2
Recapitalization expense................................     --            --            28
Tax contingency reserve.................................     --            --            10
                                                             --            --           ---
                                                             39%           44%            8%
                                                             ==            ==           ===

    United States and foreign income (loss) before taxes and extraordinary item are as follows (in thousands):

                                                       YEARS ENDED MARCH 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
U.S..............................................   $5,883    $16,133    $(17,171)
Foreign..........................................    2,087      2,208       2,059
                                                    ------    -------    --------
                                                    $7,970    $18,341    $(15,112)
                                                    ======    =======    ========

    Significant components of the provision for income taxes are (in thousands):

                                                        YEARS ENDED MARCH 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Current:
  Federal.........................................  $ 3,448     $5,641    $ 4,344
  State...........................................      648      1,306        592
  Foreign.........................................      640        964        982
                                                    -------     ------    -------
    Total current.................................    4,736      7,911      5,918
Deferred:
  Federal.........................................   (1,402)       147     (4,071)
  State...........................................     (321)         3       (681)
  Foreign.........................................       85        (27)        30
                                                    -------     ------    -------
    Total deferred................................   (1,638)       123     (4,722)
                                                    -------     ------    -------
  Provision for income taxes before extraordinary
    item..........................................    3,098      8,034      1,196
Tax benefit from extraordinary loss:
  Federal.........................................       --         --       (663)
  Foreign.........................................       --         --        (98)
                                                    -------     ------    -------
    Total tax benefit from extraordinary loss.....       --         --       (761)
                                                    -------     ------    -------
      Total provision for income taxes............  $ 3,098     $8,034    $   435
                                                    =======     ======    =======

                          LEINER HEALTH PRODUCTS INC.

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

    Pro forma information regarding net income (loss) is required by SFAS
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which also requires that the information be determined as if Leiner Group accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method per that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Leiner Group's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    In calculating pro forma information regarding net income (loss), the fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                             2000          1999          1998
                                                           --------      --------      --------
Risk free interest rate..................................    N/A           6.0%          5.8%
Expected option life.....................................    N/A           8.4           9.3
Volatilty................................................    N/A           0.0           0.0
Dividend yield...........................................    N/A           0.0           0.0

    The pro forma net income (loss) for the years ended March 31, 2000, 1999 and 1998 were $3,330,000, $9,734,000 and $(18,571,000), respectively.

                          LEINER HEALTH PRODUCTS INC.

10. EMPLOYEE BENEFITS (CONTINUED)
STOCK OPTION PLAN (CONTINUED)

    Activity under the Stock Option Plan for the years ended March 31, 2000, 1999 and 1998 is set forth below:

                                                                   OPTIONS OUTSTANDING
                                                    --------------------------------------------------
                                                     SHARES                                WEIGHTED
                                                    AVAILABLE    NUMBER       PRICE        AVERAGE
                                                    FOR GRANT   OF SHARES   PER SHARE   EXERCISE PRICE
                                                    ---------   ---------   ---------   --------------
Balance at March 31, 1997.........................    75,000     100,000    $100-175         $111
Common shares reserved for issuance...............   122,222          --          --           --
Common shares cancelled for issuance..............   (75,000)         --          --           --
Options granted...................................  (113,806)    113,806         100          100
Options exercised.................................        --    (100,000)    100-175          111
Options canceled..................................     3,288      (3,288)        100          100
                                                    --------    --------    --------         ----
Balance at March 31, 1998.........................    11,704     110,518         100          100
Common shares reserved for issuance...............     5,000          --          --           --
Options granted...................................   (14,066)     14,066         140          140
Options canceled..................................     1,103      (1,103)    100-140          108
                                                    --------    --------    --------         ----
Balance at March 31, 1999.........................     3,741     123,481     100-140          104
Options canceled..................................     3,414      (3,414)    100-140          101
                                                    --------    --------    --------         ----
Balance at March 31, 2000.........................     7,155     120,067    $100-140         $105
                                                    ========    ========    ========         ====

    Options exercisable at March 31, 2000, 1999 and 1998 were 90,502, 58,352 and 27,992, respectively. The weighted-average fair values of options granted during the years ended March 31, 1999 and 1998 were $74 and $41, respectively. The weighted average remaining contractual life was 7.4 years as of March 31, 2000.

CONTRIBUTORY RETIREMENT PLANS

    The Company has contributory retirement plans that cover substantially all of the Company's employees who meet minimum service requirements. The Company's contributions to the plans are discretionary and are determined and funded annually by Leiner Group's Board of Directors. The Company's contributions totaled $2,186,000, $1,541,000 and $1,304,000 for the plan years ended
March 31, 2000, 1999 and 1998, respectively.

11. RELATED PARTY TRANSACTIONS

    Upon consummation of the Recapitalization, Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. ("Baird Investment"). In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement also terminates on June 30, 2007, unless Baird Investment ceases to be the managing member of North Castle, or upon the earliest of June 30, 2007 or the date that North Castle terminates before that

                          LEINER HEALTH PRODUCTS INC.

11. RELATED PARTY TRANSACTIONS (CONTINUED) date. During each of the three years ended March 31, 2000, management fees and expenses paid to the Sponsor, totaled $1,500,000, $1,735,000 and $1,197,000, respectively, and are included in other charges in the accompanying consolidated statement of operations. Leiner Group and the Company also paid the Sponsor a transaction fee of $3,500,000 for services relating to arranging, structuring and financing the Recapitalization during the year ended March 31, 1998.

    In connection with the Acquisition (Note 3), the Company received a capital contribution of approximately $20,000,000 from Leiner Group, through its direct parent, PLI Holdings Inc.

12. COMMITMENTS

    The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (noncancelable) that expire at various dates through June 2013 and contain renewal options. Total rents charged to operations were $12,915,000, $9,212,000 and $5,244,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

    Minimum future obligations on noncancelable operating leases in effect at March 31, 2000 are (in thousands):

FISCAL YEAR
-----------
2001........................................................  $14,893
2002........................................................   13,345
2003........................................................   11,973
2004........................................................   10,701
2005........................................................    7,537
Thereafter..................................................   25,458
                                                              -------
Total minimum lease payments................................  $83,907
                                                              =======

13. CONTINGENCIES

    On September 27, 1999, the Company filed a civil antitrust lawsuit (the "Antitrust Lawsuit") against certain of its raw material suppliers and other alleged co-conspirators. The complaint alleges that the defendants conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in the United States. The complaint seeks unspecified damages and injunctive relief. After the lawsuit was filed, it was consolidated, for pre-trial purposes, with other similar cases. Based on the pretrial schedule set forth by the court, the case will not be ready for trial until approximately April 2002. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any.

    In March 2000, the Company entered into a settlement agreement with one of its suppliers named in the Antitrust Lawsuit (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the Company agreed to release all claims it may have against the supplier based on the Company's purchases of various vitamins from the supplier and to opt out of any settlement in connection with a pending class action lawsuit in so far as it pertains to the supplier.

    In exchange for the Company's release and agreement to opt out of any settlement in the pending class action lawsuit, the Company received a settlement payment of approximately $2.4 million on

                          LEINER HEALTH PRODUCTS INC.

13. CONTINGENCIES (CONTINUED)
March 21, 2000 which is recorded in other operating (income) charges in the accompanying Statement of Operations for the fiscal year ended March 31, 2000. In connection with the settlement, the Company incurred direct expenses of approximately $0.2 million which are recorded in general and administrative expenses.

    The Company is subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

14. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS, SUPPLIERS AND
PRODUCTS

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the drug store, supermarket and discount chain industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. For the years ended March 31, 2000, 1999 and 1998, two customers represented approximately 31% and 9%, 30% and 11%, and 26% and 10%, respectively, of net sales. The Company's top ten customers in the aggregate accounted for approximately 68%, 70% and 67% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively. For the years ended March 31, 2000, 1999, and 1998, two suppliers provided approximately 23%, 25% and 27% respectively, of the materials purchased. No other supplier accounted for more than 10% of the Company's purchases. Sales of vitamins C and E, in the aggregate, accounted for approximately 31%, 31% and 36% of the Company's sales in fiscal 2000, 1999 and 1998, respectively. If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company's results of operations could be materially adversely affected.

15. BUSINESS SEGMENT INFORMATION

    The Company operates in two reportable segments. One represents the Company's U.S. Operations ("Leiner U.S.") and the other represents the Company's Canadian operations ("Vita Health"). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements and distribute their products primarily through mass-market retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and intersegment profit.

                          LEINER HEALTH PRODUCTS INC.

15. BUSINESS SEGMENT INFORMATION (CONTINUED)
    Selected financial information for the Company's reportable segments for the years ended March 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                   LEINER      VITA      INTERSEGMENT     CONSOLIDATED
                                                    U.S.      HEALTH    ELIMINATIONS(1)      TOTALS
                                                  --------   --------   ---------------   ------------
YEAR ENDED MARCH 31, 2000(2):
Net sales.......................................  $606,721   $57,372        $(1,834)        $662,259
Depreciation and amortization...................    20,081     1,479             --           21,560
Segment operating income........................    35,390     3,845             13           39,248
Interest expense, net...........................    29,299     1,824             --           31,123
Income tax expense..............................     2,373       725             --            3,098
Segment assets..................................   448,187    61,284            (11)         509,460
Expenditures for long-lived assets..............    12,120     3,509             --           15,629

YEAR ENDED MARCH 31, 1999:
Net sales.......................................  $590,345   $39,160        $(2,589)        $626,916
Depreciation and amortization...................    15,387       790             --           16,177
Segment operating income........................    43,558     3,528            (13)          47,073
Interest expense, net...........................    27,344     1,388             --           28,732
Income tax expense..............................     7,098       936             --            8,034
Segment assets..................................   397,948    28,808         (1,218)         425,538
Expenditures for long-lived assets..............    16,118     1,373             --           17,491

YEAR ENDED MARCH 31, 1998:
Net sales.......................................  $471,444   $32,767        $(2,101)        $502,110
Depreciation and amortization...................    13,999       681             --           14,680
Segment operating income........................     1,524(3)   2,891           (33)           4,382
Interest expense, net...........................    18,597       897             --           19,494
Income tax expense..............................       237       980            (21)           1,196
Segment assets..................................   343,663    24,908         (2,745)         365,826
Expenditures for long-lived assets..............    13,860       567             --           14,427

------------------------

(1) Intersegment eliminations relate to the intersegment sales and profit.

(2) Leiner U.S. and Vita Health include the activity of Granutec and Stanley, respectively, from December 17, 1999 to March 31, 2000.

(3) Includes the effect of the Recapitalization-related expenses.

                                                                     SCHEDULE II

                          LEINER HEALTH PRODUCTS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                               BEGINNING    CHARGED TO
                                                  OF          COSTS                     BALANCE AT
                                                PERIOD     AND EXPENSES   DEDUCTIONS   END OF PERIOD
                                               ---------   ------------   ----------   -------------
Year ended March 31, 1998:
  Accounts receivable allowances                $3,840       $ 8,278        $ 7,405       $4,713

Year ended March 31, 1999:
  Accounts receivable allowances                 4,713        10,022         10,013        4,722

Year ended March 31, 2000:
  Accounts receivable allowances                $4,722       $ 8,788        $ 8,944       $4,566