Form 10-Q
period 2000-06-30
LEINER HEALTH PRODUCTS INC
filed 2000-08-14
CIK 1043055

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 333-33121


                           LEINER HEALTH PRODUCTS INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


YES  X                  NO
   -----                   ------

          COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AT AUGUST 9, 2000

                                  1,000 SHARES



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                          LEINER HEALTH PRODUCTS INC.
                             REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                              TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  Financial Information.............................................................. 3

     ITEM 1.  Financial Statements ......................................................... 3

         Condensed Consolidated Statements of Operations (Unaudited) -
              For the three months ended June 30, 2000 and 1999 ............................ 3

         Condensed Consolidated Balance Sheets -
              As of June 30, 2000 (Unaudited) and March 31, 2000 ..........................  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
              For the three months ended June 30, 2000 and 1999 ...........................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited) .................  6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ............................................... 11

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk .................. 16

PART II.  Other Information ............................................................... 17

SIGNATURE ................................................................................. 18

--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                         Leiner Health Products Inc.
              Condensed Consolidated Statements of Operations
                                 Unaudited
                              (in thousands)



                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                          ----------------------
                                                                            2000          1999
                                                                          ----------   ---------
Net sales                                                                 $130,093      $120,899
Cost of sales                                                              104,618        90,662
                                                                          --------      --------
Gross profit                                                                25,475        30,237
Marketing, selling and distribution expenses                                18,277        18,132
General and administrative expenses                                          9,782         8,528
Research and development expenses                                            2,224         1,732
Amortization of goodwill and other intangibles                               1,449           419
Closure of facilities                                                            -         1,006
Other (income) charges                                                     (13,365)          375
                                                                          --------      --------
Operating income                                                             7,108            45
Loss on investment in joint venture                                             65             -
Interest expense, net                                                        8,762         7,160
                                                                          --------      --------
Loss before income taxes                                                    (1,719)       (7,115)
Benefit for income taxes                                                      (752)       (3,027)
                                                                          --------      --------
Net loss                                                                  $   (967)     $ (4,088)
                                                                          ========      ========


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                         Leiner Health Products Inc.
                   Condensed Consolidated Balance Sheets
                              (in thousands)


                                                                                    JUNE 30,           MARCH 31,
                                                                                      2000               2000
                                                                                 ---------------    ----------------
                                                                                   Unaudited             Note 1
ASSETS

Current assets:
     Cash and cash equivalents                                                      $ 14,349               $  3,008
     Accounts receivable, net                                                         70,644                127,881
     Inventories                                                                     209,600                175,529
     Prepaid expenses and other current assets                                        13,935                 15,049
                                                                                    --------               --------
Total current assets                                                                 308,528                321,467
Property, plant and equipment, net                                                    85,866                 87,093
Goodwill and other intangibles, net                                                   75,230                 76,744
Other noncurrent assets                                                               27,175                 24,156
                                                                                    --------               --------
Total assets                                                                        $496,799               $509,460
                                                                                    ========               ========

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Bank checks outstanding, less cash on deposit                                  $  1,939               $ 13,581
     Accounts payable                                                                103,607                103,815
     Accrued compensation and benefits                                                16,273                 15,380
     Other accrued expenses                                                           15,932                 15,018
     Customer allowances payable                                                       7,037                  7,085
     Current portion of long-term debt                                                 4,990                  5,006
                                                                                    --------               --------
Total current liabilities                                                            149,778                159,885
Long-term debt                                                                       337,864                339,066
Other noncurrent liabilities                                                           4,792                  4,894
Contingencies

Shareholder's equity:
     Common stock                                                                          1                      1
     Capital in excess of par value                                                   21,851                 21,851
     Accumulated deficit                                                             (17,392)               (16,425)
     Accumulated other comprehensive (loss) income                                       (95)                   188
                                                                                    --------               --------
Total shareholder's equity                                                             4,365                  5,615
                                                                                    --------               --------
Total liabilities and shareholder's equity                                          $496,799               $509,460
                                                                                    ========               ========

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                          Leiner Health Products Inc.
                Condensed Consolidated Statements of Cash Flows
                                   Unaudited
                                (in thousands)


                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                      2000            1999
                                                                                  -------------- ---------------
OPERATING ACTIVITIES:
Net loss                                                                               $   (967)       $ (4,088)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation                                                                         3,519           1,992
     Amortization                                                                         3,654           2,204
     Translation adjustment                                                                 283             (66)
     Changes in operating assets and liabilities, net of effects of acquisition of business:
        Accounts receivable                                                              57,010          42,924
        Inventories                                                                     (34,519)        (17,711)
        Bank checks outstanding, less cash on deposit                                   (11,589)         (2,518)
        Accounts payable                                                                    130          (7,821)
        Customer allowances payable                                                         (88)         (1,738)
        Accrued compensation and benefits                                                   945          (3,244)
        Other accrued expenses                                                            1,680           2,885
        Income taxes payable/receivable                                                  (1,530)         (6,097)
        Other                                                                             1,738          (1,882)
                                                                                  -------------- ---------------
Net cash provided by operating activities                                                20,266           4,840

INVESTING ACTIVITIES:
Additions to property, plant and equipment, net                                          (4,058)         (5,151)
Increase in other noncurrent assets                                                      (3,961)         (2,938)
                                                                                  -------------- ---------------
Net cash used in investing activities                                                    (8,019)         (8,089)

FINANCING ACTIVITIES:
Net borrowings (payments) under bank revolving credit facility                              984         (25,849)
Borrowings under bank term credit facility                                                    -          30,000
Payments under bank term credit facility                                                   (437)           (361)
Payments on other long-term debt                                                         (1,158)           (443)
                                                                                  -------------- ---------------
Net cash (used in) provided by financing activities                                        (611)          3,347
Effect of exchange rate changes                                                            (295)             43
                                                                                  -------------- ---------------
Net increase in cash and cash equivalents                                                11,341             141
Cash and cash equivalents at beginning of period                                          3,008              77
                                                                                  -------------- ---------------
Cash and cash equivalents at end of period                                             $ 14,349        $    218
                                                                                  ============== ===============

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                          Leiner Health Products Inc.
             Notes to Condensed Consolidated Financial Statements
                                 Unaudited

1. BASIS OF PRESENTATION.

The accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 2000 include the accounts of Leiner Health Products Inc. (the "Company") and its subsidiaries, including Vita Health Products Inc. ("Vita Health"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments recorded in connection with the acquisition of assets accounted for under the purchase method - Note 2) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Certain reclassifications have been made to the fiscal 2000 condensed consolidated financial statements to conform with the fiscal 2001 presentation.

2. ACQUISITION

On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs ("OTC's") in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, OTC's and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition agreement and, as a result, Novopharm will pay the Company $1,553,000. The Company will record adjustments to the asset allocation resulting from the settlement in the second quarter of fiscal year 2001.

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

Certain components of the restructuring plan are based on preliminary estimates that are still being finalized. While the ultimate resolution of these matters may result in adjustments to the purchase price allocation, management believes that such amounts will not be materially different from those previously recorded.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                        Leiner Health Products Inc.
             Notes to Condensed Consolidated Financial Statements
                                  Unaudited
                                 (continued)


3. INVENTORIES

Inventories consist of the following (in thousands):

                                                                                   June 30,         March 31,
                                                                                     2000              2000
                                                                                ---------------   ---------------
Raw materials, bulk vitamins and packaging materials..........................       $117,351         $ 55,819
Work-in-process...............................................................         14,618           48,604
Finished products.............................................................         77,631           71,106
                                                                                ---------------   ---------------
                                                                                     $209,600         $175,529
                                                                                ===============   ===============

4. LONG-TERM DEBT

The Company and certain financial institutions have entered into an Amended and Restated Credit Agreement (the "Credit Agreement" and together with the subsequent amendments thereto, the "Amended Credit Agreement").

--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                        Leiner Health Products Inc.
             Notes to Condensed Consolidated Financial Statements
                                  Unaudited
                                 (continued)

4. LONG-TERM DEBT (CONTINUED)

The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68,000,000, two U.S. term loans due December 30, 2005 in the amounts of $65,000,000 and $30,000,000, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the lender's base rate (9.50% at June 30, 2000), the lender's Canadian prime rate (7.50% at June 30, 2000), LIBOR (6.78% at June 30, 2000) or the lender's banker's acceptance rate (5.89% at June 30, 2000), as the case may be, plus an applicable margin, that is itself based on the Company's leverage ratio (as defined in the Amended Credit Agreement). The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin varies as follows: (a) for U.S. and Canadian revolving credit borrowings, from 1.0% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, (b) for the loans under the Term Facility, from 2.625% to 3.25% for LIBOR-based loans, and from 1.625% to 2.25% for alternate base rate loans. As of June 30, 2000, the Company's weighted average interest rates were 9.10% for U.S. borrowings and 8.47% for Canadian borrowings. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving facility based on the Company's leverage ratio.

In order to manage its interest rate risk under the Amended Credit Agreement, the Company entered into two interest protection agreements. On July 30, 1997, the Company entered into an interest protection arrangement covering $29,460,000 of its borrowings under the Amended Credit Agreement. Under this arrangement, the Company obtained a fixed interest rate of 6.17% on LIBOR, instead of the fluctuating rate as described above. This agreement expired on July 30, 2000. On October 8, 1999, the Company entered into an interest protection agreement with respect to $54,000,000 of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest payable thereon. In connection with this agreement, which terminates October 8, 2001, the Company received $229,500 that is being recorded as a reduction of interest expense over the period of the agreement.

The Amended Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. The Company was in compliance with all such financial covenants as of June 30, 2000. As of June 30, 2000, the Company had $37,864,000 available under its Revolving Facility.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                        Leiner Health Products Inc.
             Notes to Condensed Consolidated Financial Statements
                                  Unaudited
                                 (continued)

4. LONG-TERM DEBT (CONTINUED)


Principal payments on long-term debt as of June 30, 2000 through fiscal 2005 and thereafter are (in thousands):


   Fiscal Year
----------------
   2001             .................................................    $  4,406
   2002             .................................................       4,628
   2003             .................................................       2,825
   2004             .................................................     111,333
   2005             .................................................      83,518
   Thereafter       .................................................     136,144
                                                                         --------
        Total       .................................................    $342,854
                                                                         ========

5.  COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended June 30, 2000 and 1999, are as follows (in thousands):

                                                                Three months ended
                                                                     June 30,
                                                            ---------------------------
                                                                2000           1999
                                                            ------------   ------------
Net loss..................................................      $  (967)      $(4,088)
Foreign currency translation adjustment...................         (283)           66
                                                            ------------   ------------
Comprehensive loss........................................      $(1,250)      $(4,022)
                                                            ============   ============

6.  RELATED PARTY TRANSACTIONS

On June 30, 1997, Leiner Health Products Group Inc. ("Leiner Group"), the Company's sole shareholder, and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor") to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird, Jr., Chairman of Leiner Group's Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. ("Baird Investment"). In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement terminates on June 30, 2007, unless Baird Investment ceases to be the managing member of North Castle Partners I, L.L.C. ("North Castle"), or upon the earliest of June 30, 2007 or the date that North Castle terminates the agreement.

7.  CONTINGENCIES

On September 27, 1999, the Company filed a civil antitrust lawsuit (the "Antitrust Lawsuit") against certain of its raw material suppliers and other alleged co-conspirators. The complaint alleges that the defendants conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in the United States. The complaint seeks

--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                        Leiner Health Products Inc.
             Notes to Condensed Consolidated Financial Statements
                                  Unaudited
                                 (continued)

7.  CONTINGENCIES (CONTINUED)

unspecified damages and injunctive relief. After the lawsuit was filed, it was consolidated, for pre-trial purposes with other similar cases. Based on the pretrial schedule set forth by the court, the case will not be ready for trial until approximately April 2002. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any.

In June 2000, the Company entered into a settlement agreement with one of its suppliers named in the Antitrust Lawsuit (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the Company agreed to release all claims it may have against the supplier based on the Company's purchases of various vitamins from the supplier and to opt out of any settlement in connection with a pending class action lawsuit in so far as it pertains to the supplier.

In exchange for the Company's release and agreement to opt out of any settlement in the pending class action lawsuit, the Company received a settlement payment on June 30, 2000 of approximately $16,734,000, net of legal fees of approximately $188,000, which is recorded in other operating (income) charges in the accompanying Statement of Operations for the quarter ended June 30, 2000. In addition, the Company incurred approximately $1,680,000 of consulting expenses paid in connection with the lawsuit and a bonus payment of $1,150,000 awarded to certain of the Company's key management personnel in recognition of the effect of antitrust activity on prior years' compensation.

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


--------------------------------------------------------------------------------

PART I                                                                    ITEM 1
--------------------------------------------------------------------------------

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

8.  BUSINESS SEGMENT INFORMATION

The Company operated in two reportable segments. One represents the Company's U.S. operations, including Granutec ("Leiner U.S.") and the other represents the Company's Canadian operations, including Stanley ("Vita Health"). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements and OTC's and distribute their products primarily through mass market retailers. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

Selected financial information for the Company's reportable segments for the three months ended June 30, 2000 and 1999 is as follows (in thousands):



                                              LEINER               VITA             INTERSEGMENT         CONSOLIDATED
                                               U.S.               HEALTH            ELIMINATIONS            TOTALS
                                         ------------------  ------------------  -------------------   ----------------
THREE MONTHS ENDED JUNE 30, 2000:
Net sales                                      $111,433            $ 20,233              $ (1,573)            $130,093
Depreciation and amortization                     6,334                 839                     -                7,173
Segment operating income                          6,370                 738                     -                7,108
Interest expense, net                             8,152                 610                     -                8,762
Income tax (benefit) expense                       (813)                 61                     -                 (752)
Segment assets                                  436,046              60,764                   (11)             496,799
Expenditures for long-lived assets                3,827                 231                     -                4,058
THREE MONTHS ENDED JUNE 30, 1999:
Net sales                                       110,183              10,944                  (228)             120,899
Depreciation and amortization                     3,990                 206                     -                4,196
Segment operating income                           (893)                932                     6                   45
Interest expense, net                             6,755                 405                     -                7,160
Income tax (benefit) expense                     (3,289)                262                     -               (3,027)
Segment assets                                  380,369              30,870                (1,385)             409,854
Expenditures for long-lived assets                4,563                 588                     -                5,151



--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary, for the three months ended June 30, 2000 ("first quarter of fiscal 2001") and the significant developments affecting its financial condition since March 31, 2000. The operating results of the acquired operations for Granutec, Inc. ("Granutec") and Stanley Pharmaceuticals Ltd. ("Stanley") are included in the Company's financial statements. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2000, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

ACQUISITION

On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs ("OTC's") in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, OTC's and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition and, as a result, Novopharm will pay the Company $1.6 million. The Company will record adjustments to the asset allocation resulting from the settlement in the second quarter of fiscal year 2001.

In connection with the Acquisition, the Company has recorded approximately $7.0 million for accrued restructuring charges. The restructuring plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the transfer of certain manufacturing activities to lower cost facilities. The Company expects these actions to result in a reduction in workforce. Management is in the process of finalizing its restructuring plans, and, accordingly, the amounts recorded are based on management's current estimate of those costs. The Company will finalize these plans during fiscal year 2001, and expects the majority of the restructuring actions to occur in fiscal year 2001 and 2002.

Certain components of the restructuring plan are based on preliminary estimates that are still being finalized. While the ultimate resolution of these matters may result in adjustments to the purchase price allocation, management believes that such amounts will not be materially different from those previously recorded.

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

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three months ended June 30, 2000 and 1999.

                                                                   PERCENTAGE OF NET SALES
                                                              ---------------------------------
                                                                     THREE MONTHS ENDED
                                                                           JUNE 30,
                                                              ---------------------------------
                                                                  2000              1999
                                                              ------------      ------------
         Net sales..........................................       100.0%         100.0%
         Cost of sales......................................        80.4           75.0
                                                                  -------        ------
         Gross profit.......................................        19.6           25.0
         Marketing, selling and distribution expenses.......        14.1           15.0
         General and administrative expenses................         7.5            7.1
         Research and development expenses..................         1.7            1.4
         Amortization of goodwill and other intangibles.....         1.1            0.4
         Closure of facilities..............................          --            0.8
         Other (income) charges.............................       (10.3)           0.3
                                                                  -------        ------
         Operating income...................................         5.5             --
         Loss from investment in joint venture..............         0.1             --
         Interest expense, net..............................         6.7            5.9
                                                                  -------        ------
         Loss before income taxes...........................        (1.3)          (5.9)
         Benefit for income taxes...........................         0.6            2.5
                                                                  -------        ------
         Net loss...........................................        (0.7)%         (3.4)%
                                                                  =======        ======

Net sales for the first quarter of fiscal 2001 were $130.1 million, an increase of $9.2 million, or 7.6% versus the first quarter of fiscal 2000. This increase was due to the Acquisition, which provided an additional $30.6 million primarily from sales of OTC's. Excluding sales generated by Granutec and Stanley, net sales decreased $21.4 million compared to the prior year. The decrease in net sales excluding Granutec and Stanley was primarily in the vitamin category. This reflects a general slowdown in the overall U.S. vitamin market for food, drug and mass merchandisers ("FDM Market") in the first quarter of fiscal 2001 versus the comparable period in fiscal year 2000. Management estimates that the FDM Market declined approximately 7.7% in the 13 week period ended June 25, 2000 versus the comparable period in 1999 which had grown by approximately 9.0%. Management plans to focus on the development of new product programs to attract consumers from specialty retail channels to existing customer stores.

Gross profit for the first quarter of fiscal 2001 was $25.5 million, a decrease of $4.7 million, or 15.8%, from $30.2 million in the first quarter of fiscal 2000. Gross profit margin was 19.6% for the first quarter of fiscal 2001, down from 25.0% in the first quarter of the prior fiscal year. The increase in sales volume generated as a result of the Acquisition provided additional gross profit of $5.7 million, which was offset by the gross profit reduction of $7.2 million from decreased sales, primarily vitamin sales, in the Company's other operations. Additional regulatory and internal quality requirements for the production and packaging of pharmaceutical drug products versus vitamin products, generated lower gross profit margin in the three months ended June 30, 2000 versus the three months ended June 30, 1999. The significant shift in

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (continued)

the Company's product mix from the first quarter of fiscal year 2000 to the first quarter of fiscal year 2001, due to the Acquisition and the continuing slowdown in the vitamin market, was the primary reason for the decrease in the gross profit margin.

Marketing, selling and distribution expenses, together with general and administrative expenses, and research and development expenses (collectively, "Operating Expenses") increased by $1.9 million, or 6.7% for the first quarter of fiscal 2001 as compared to the comparable period in fiscal 2000. Excluding Operating Expenses for Granutec and Stanley, Operating Expenses for the Company were $27.3 million for the first quarter of fiscal 2001, representing a decrease of $1.1 million or 3.8% over the first quarter of fiscal 2000. Operating Expenses for Granutec and Stanley were $3.0 million during the first quarter of fiscal year 2001. As a percentage of net sales, Operating Expenses were 23.3% during the three months ended June 30, 2000, slightly lower than 23.5% during the comparable period in fiscal year 2000. The decrease in Operating Expenses as a percentage of net sales was the result of lower fixed spending on consultants and advertising.

Amortization of goodwill and other intangibles increased by $1.0 million in the first quarter of fiscal year 2001 versus the first quarter of fiscal year 2000, primarily as a result of the Acquisition.

During the first quarter of fiscal 2001, the Company recorded $13.4 million of other income compared to other charges of $0.4 million in the three months ended June 30, 1999. This change was primarily attributable to other income generated by a settlement arising from a supplier dispute in the amount of $16.7 million, which is net of legal fees of approximately $0.2 million. In connection with this settlement, the Company incurred approximately $1.7 million of consulting expenses, and awarded a bonus of approximately $1.1 million to certain of the Company's key management personnel in recognition of the effect of antitrust activity on prior years' compensation. Other operating (income) charges also includes management fees of $0.4 million and other operating charges of $0.1 million.

In the first quarter of fiscal 2001, net interest expense of $8.8 million represents an increase of $1.6 million from the first quarter of fiscal 2000. This increase in the three months ended June 30, 2000 was due primarily to an increase in the average outstanding indebtedness of the Company due to the Acquisition and, to a lesser degree, an increase in interest borrowing rates.

The benefit for income taxes for the first quarter of fiscal 2001 was $0.8 million, compared to a $3.0 million benefit in the first quarter of fiscal 2000. Based on the latest estimates, the Company expects its effective tax rate to be approximately 52% for the remainder of fiscal 2001, and to be higher than the combined federal and state rate of 40% primarily because of the nondeductibility for income tax purposes of goodwill amortization.

Primarily as a result of the factors discussed above, a net loss of $1.0 million was recorded in the first quarter of fiscal 2001 compared to a net loss of $4.1 million in the first quarter of fiscal 2000.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (continued)

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $13.7 million for the first quarter of fiscal 2001, compared to $4.8 million in the comparable period in fiscal 2000. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million and $0.4 million for the three months ended June 30, 2000 and 1999, respectively, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. The Company is required to repay the $170.4 million in term loans outstanding as of June 30, 2000 under the Amended Credit Agreement (defined below) by December 30, 2005 with scheduled principal payments of $1.3 million for fiscal 2001, $1.7 million for fiscal 2002 and 2003, $37.0 million for fiscal 2004, $82.3 million for fiscal 2005, and $46.4 million for fiscal 2006. The Company is also required to apply certain asset sale proceeds, as well 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003.

During the first three months of fiscal year 2001, net cash provided by operating activities totaled $20.3 million. This resulted primarily from a net loss of $1.0 million combined with $7.5 million of non cash charges to operations and changes in operating assets and liabilities totaling $13.8 million. Changes in operating assets and liabilities are comprised of collections of accounts receivable of $57.0 million, and an increase of $2.8 million in accounts payable and other accrued expenses net of, a decrease in the bank checks outstanding of $11.6 million, and an increase in inventory spending of $34.5 million. The decrease in accounts receivable and increase inventory is due primarily to the seasonality of the Company's business whereby sales are normally higher in the fourth quarter of the fiscal year.

During the first three months of fiscal year 2001, net cash used in investing activities totaled $8.0 million. This was primarily due to net capital expenditures of $4.1 million, and a $2.2 million investment in a joint venture. The major capital expenditures related to investments in capacity expansion at the Company's manufacturing, packaging and distribution facility in South Carolina.

Net cash used in financing activities during the first quarter of fiscal year 2001 totaled $0.6 million, which primarily related to the payment of the Company's long term debt.

In June 2000, the Company entered into a settlement agreement with one of its suppliers named in the Antitrust Lawsuit. Pursuant to the terms of the Settlement Agreement, the Company agreed to release all claims it may have against the supplier based on the Company's purchases of various vitamins from the supplier and to opt out of any settlement in connection with a pending class action lawsuit in so far as it pertains to the supplier.

In exchange for the Company's release and agreement to opt out of any settlement in the pending class action lawsuit, the Company received a settlement payment on June 30, 2000 of approximately $16.7 million, net of legal fees of approximately $0.2 million, which is recorded in other operating (income) charges in the accompanying Statement of Operations and generated a positive impact in the Company's working capital during the three months ended June 30, 2000.

FINANCING ARRANGEMENTS

The Company and certain financial institutions have entered into an Amended and Restated Credit Agreement (the "Credit Agreement" and together with the subsequent amendments thereto the "Amended Credit Agreement").

--------------------------------------------------------------------------------

PART I                                                                    ITEM 2
--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                                   (continued)

The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125.0 million (the "Revolving Facility"), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. As of August 8, 2000, the Company's unused availability under the Amended Credit Agreement was approximately $28.3 million.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined in the Amended Credit Agreement), plus applicable margins, and accordingly the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company entered into an interest protection arrangement effective July 30, 1997 with respect to $29.5 million of its indebtedness under the Amended Credit Agreement that provides a fixed rate of 6.17% on LIBOR. The agreement expired on July 30, 2000. On October 8, 1999, the Company entered into an interest protection agreement, with respect to $54.0 million of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest payable thereon. In connection with this transaction, the Company received approximately $0.2 million that is being recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its senior subordinated notes due 2007 (the "Notes") or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. The Company may be required to purchase the Notes upon a Change of Control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Amended Credit Agreement. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $28.5 million as of June 30, 2000, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At June 30, 2000, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 9.1% for U.S. borrowings and 8.47% for Canadian borrowings per annum. The Notes bear interest at a rate of 9.6% per annum.

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

Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report and in the Company's Form 10-K for the fiscal year ended March 31, 2000 (including, without limitation, those factors discussed in the "Business - Risk Factors" section of Item 1 thereof), on file with the Securities and Exchange Commission, could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events.

--------------------------------------------------------------------------------

PART I                                                                    ITEM 3
--------------------------------------------------------------------------------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. No significant changes have occurred during the first quarter of fiscal 2001.




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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               27  Financial Data Schedule - June 30, 2000

         (b)   Reports on Form 8-K:

               None


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LEINER HEALTH PRODUCTS INC.




                                           By: /s/ STEPHEN P.  MILLER
                                              ------------------------
                                                  Stephen P. Miller
                                                  Senior Vice President and
                                                  Chief Financial Officer




Date: August 14, 2000


--------------------------------------------------------------------------------