Form 10-Q
period 2000-09-30
LEINER HEALTH PRODUCTS INC
filed 2000-11-13
CIK 1043055

================================================================================

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


YES       X                  NO
    ------------                 ------------

         COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AT NOVEMBER 8, 2000

                                  1,000 SHARES

================================================================================

================================================================================


                           LEINER HEALTH PRODUCTS INC.
                               REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


================================================================================

PART I.  Financial Information................................................................................... 3

     ITEM 1.  Financial Statements .............................................................................. 3

         Condensed Consolidated Statements of Operations (Unaudited) -
              For the three and six months ended September 30, 2000 and 1999 .................................... 3

         Condensed Consolidated Balance Sheets -
              As of September 30, 2000 (Unaudited) and March 31, 2000 ..........................................  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
              For the six months ended September 30, 2000 and 1999 .............................................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited) ......................................  6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations .................................................................... 12

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................... 18

PART II.  Other Information .................................................................................... 19

SIGNATURE ...................................................................................................... 20







================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                                 (in thousands)

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                        ------------------------------       ------------------------------
                                                            2000             1999                2000             1999
                                                        -------------    -------------       -------------    -------------
Net sales                                                  $ 165,025        $ 144,499           $ 295,118        $ 265,398

Cost of sales                                                129,875          112,792             234,493          203,454
                                                        -------------    -------------       -------------    -------------

Gross profit                                                  35,150           31,707              60,625           61,944

Marketing, selling and distribution expenses                  18,776           17,713              37,053           35,845

General and administrative expenses                           10,238            8,927              20,020           17,455

Research and development expenses                              2,529            1,755               4,753            3,487

Amortization of goodwill and other intangibles                 1,372              416               2,821              835

Closure of facilities                                              -             (138)                  -              868

Other (income) charges                                        (1,300)             375             (14,665)             750
                                                        -------------    -------------       -------------    -------------

Operating income                                               3,535            2,659              10,643            2,704

Loss from investment in joint venture                            178                -                 243                -

Interest expense, net                                          9,002            7,878              17,764           15,038
                                                        -------------    -------------       -------------    -------------

Loss before income taxes                                      (5,645)          (5,219)             (7,364)         (12,334)

Benefit for income taxes                                      (3,000)          (2,420)             (3,752)          (5,447)
                                                        -------------    -------------       -------------    -------------

Net loss                                                    $ (2,645)        $ (2,799)           $ (3,612)        $ (6,887)
                                                        =============    =============       =============    =============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                                     SEPTEMBER 30,        MARCH 31,
                                                                                         2000                2000
                                                                                   ------------------   ---------------
                                                                                       UNAUDITED            NOTE 1
ASSETS

Current assets:
     Cash and cash equivalents                                                               $ 1,680           $ 3,008
     Accounts receivable, net                                                                106,519           127,881
     Inventories                                                                             191,862           175,529
     Prepaid expenses and other current assets                                                13,310            15,049
                                                                                   ------------------   ---------------
Total current assets                                                                         313,371           321,467

Property, plant and equipment, net                                                            84,033            87,093
Goodwill and other intangibles, net                                                           76,362            76,744
Other noncurrent assets                                                                       27,948            24,156
                                                                                   ------------------   ---------------

Total assets                                                                               $ 501,714         $ 509,460
                                                                                   ==================   ===============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Bank checks outstanding, less cash on deposit                                           $ 2,212          $ 13,581
     Accounts payable                                                                        101,805           103,815
     Accrued compensation and benefits                                                        16,854            15,380
     Customer allowances payable                                                              10,348             7,085
     Other accrued expenses                                                                    8,347            15,018
     Current portion of long-term debt                                                         5,021             5,006
                                                                                   ------------------   ---------------

Total current liabilities                                                                    144,587           159,885

Long-term debt                                                                               351,000           339,066
Other noncurrent liabilities                                                                   4,671             4,894

Commitments and contingencies

Shareholder's equity:
     Common stock                                                                                  1                 1
     Capital in excess of par value                                                           21,851            21,851
     Accumulated deficit                                                                     (20,037)          (16,425)
     Accumulated other comprehensive (loss) income                                              (359)              188
                                                                                   ------------------   ---------------
Total shareholder's equity                                                                     1,456             5,615
                                                                                   ------------------   ---------------

Total liabilities and shareholder's equity                                                 $ 501,714         $ 509,460
                                                                                   ==================   ===============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)

                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  -------------- ---------------
OPERATING ACTIVITIES:
Net loss                                                                               $ (3,612)       $ (6,887)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation                                                                         6,885           4,277
     Amortization                                                                         7,311           4,391
     Translation adjustment                                                                 547              11
     Changes in operating assets and liabilities, net of effects of acquisition of business:
        Accounts receivable                                                              20,937          52,184
        Inventories                                                                     (17,139)         (6,686)
        Bank checks outstanding, less cash on deposit                                   (10,436)         (6,181)
        Accounts payable                                                                 (1,330)          8,383
        Accrued compensation and benefits                                                (1,840)         (3,146)
        Customer allowances payable                                                       3,322          (2,450)
        Other accrued expenses                                                              (89)            586
        Income taxes payable/receivable                                                  (7,259)         (8,806)
        Other                                                                             1,495          (3,109)
                                                                                  -------------- ---------------
Net cash (used in) provided by operating activities                                      (1,208)         32,567

INVESTING ACTIVITIES:
Additions to property, plant and equipment, net                                          (5,494)         (1,667)
Increase in other noncurrent assets                                                      (7,030)         (4,466)
                                                                                  -------------- ---------------
Net cash used in investing activities                                                   (12,524)         (6,133)

FINANCING ACTIVITIES:
Net borrowings (payments) under bank revolving credit facility                           16,060         (51,525)
Borrowings under bank term credit facility                                                    -          30,000
Payments under bank term credit facility                                                   (874)           (798)
Increase in deferred financing charges                                                        -            (857)
Increase on other long term debt                                                             65               -
Payments on other long-term debt                                                         (2,255)           (895)
                                                                                  -------------- ---------------
Net cash provided by (used in) financing activities                                      12,996         (24,075)

Effect of exchange rate changes                                                            (592)            (97)
                                                                                  -------------- ---------------

Net (decrease) increase in cash and cash equivalents                                     (1,328)          2,262

Cash and cash equivalents at beginning of period                                          3,008              77
                                                                                  -------------- ---------------

Cash and cash equivalents at end of period                                              $ 1,680         $ 2,339
                                                                                  ============== ===============



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for the three and six months ended September 30, 2000 include the accounts of Leiner Health Products Inc. and its subsidiaries, (the "Company") including Vita Health Products Inc. ("Vita Health"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments recorded in connection with the acquisition of assets accounted for under the purchase method - Note 2) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001 or any other future periods.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Certain reclassifications have been made to the fiscal 2000 condensed consolidated financial statements to conform with the fiscal 2001 presentation.

2.   ACQUISITION

On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs ("OTCs") in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label OTCs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition agreement and, as a result, Novopharm paid the Company $1,553,000. The Company recorded the final adjustments to the purchase allocation during the second quarter of fiscal year 2001.

The components of the purchase price and the purchase price allocation are as follows (in thousands):

Consideration and acquisition costs:
Cash paid to Novopharm............................ $     50,000
Acquisition costs.................................        3,338
Debt assumed......................................        7,496
Working capital adjustment........................      (1,553)
                                                   -----------------
                                                   $     59,281
                                                   =================

Allocation of purchase price:
Current assets.................................... $     43,083
Property, plant and equipment.....................       20,805
Acquired intangibles..............................        9,327
Goodwill..........................................       18,091
Debt and other liabilities assumed................     (32,025)
                                                   -----------------
                                                   $     59,281
                                                   =================

================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

2.   ACQUISITION (CONTINUED)

In connection with the Acquisition and the finalization of the restructuring plans in the second quarter of fiscal year 2001, the Company has recorded approximately $11,472,000, of restructuring charges. As a component of the purchase price allocation, the restructuring plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects these actions to result in a reduction in the acquired workforce. Management has finalized its restructuring plans and is now working on their execution. The Company expects the majority of the restructuring actions to occur in fiscal years 2001 and 2002.

The following table summarizes the activity in the Company's reserves associated with the restructuring (in thousands):


                                                    BALANCE AT                                      BALANCE AT
                                                     MARCH 31,      ADDITIONS        CASH         SEPTEMBER 30,
                                                       2000        TO RESERVES     PAYMENTS            2000
                                                   --------------  -------------  ------------   -----------------
Separation costs for terminated employees........  $       5,400   $       3,468  $       (305)  $           8,563
Facilities closing and downsizing................          1,615             989             -               2,604
                                                   --------------  -------------  ------------   -----------------
Accrued restructuring costs......................  $       7,015   $       4,457  $       (305)  $          11,167
                                                   ==============  =============  ============   =================



The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal year 2000, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                              ----------------------------  ----------------------------
                                                  2000           1999           2000           1999
                                              -------------- -------------  -------------  -------------
Net sales................................          $165,025      $187,902       $295,118       $335,164
Operating income.........................             3,535        11,607         10,643         12,093
Net (loss) income........................            (2,645)        2,360         (3,612)        (2,134)



3.   INVENTORIES

Inventories consist of the following (in thousands):


                                                                                 September 30,       March 31,
                                                                                     2000               2000
                                                                                ----------------   ---------------
Raw materials, bulk vitamins and packaging materials..........................  $      116,039      $     55,819
Work-in-process...............................................................          13,597            48,604
Finished products.............................................................          62,226            71,106
                                                                                ----------------   ---------------
                                                                                      $ 191,862          $175,529
                                                                                ================   ===============


================================================================================

PART I                                                                    ITEM 1
================================================================================

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

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the lender's base rate (9.5% at September 30, 2000), the lender's Canadian prime rate (7.5% at September 30, 2000), LIBOR (6.81% at September 30, 2000) or the lender's banker's acceptance rate (5.85% at September 30, 2000), as the case may be, plus an applicable margin, that is itself based on the Company's leverage ratio (as defined in the Amended Credit Agreement). The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin varies as follows: (a) for U.S. and Canadian revolving credit borrowings, from 1.0% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, (b) for the loans under the Term Facility, from 2.625% to 3.25% for LIBOR-based loans, and from 1.625% to 2.25% for alternate base rate loans. As of September 30, 2000, the Company's weighted average interest rates were 8.97% for U.S. borrowings and 8.62% for Canadian borrowings. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving facility based on the Company's leverage ratio.

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

The Amended Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests, including those that relate to the maintenance of specified levels of cash flow and shareholder's equity. The Company was in compliance with all such financial covenants as of September 30, 2000. As of September 30, 2000, the Company had $23,096,000 available under its Revolving Facility.

Principal payments on long-term debt as of September 30, 2000 through fiscal 2005 and thereafter are (in thousands):


Fiscal Year
-----------
2001             ....................................................  $     2,791
2002             ....................................................        4,266
2003             ....................................................        2,798
2004             ....................................................      126,054
2005             ....................................................       83,446
Thereafter       ....................................................      136,666
                                                                       --------------
     Total       ....................................................  $   356,021
                                                                       ==============

================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

5.  COMPREHENSIVE LOSS

The components of comprehensive loss for the three and six months ended September 30, 2000 and 1999, are as follows (in thousands):


                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                 ---------------------------  --------------------------
                                                    2000            1999         2000           1999
                                                 ------------    -----------  -----------    -----------
Net loss.......................................  $     (2,645)   $    (2,799) $    (3,612)   $    (6,887)
Foreign currency translation adjustment........          (264)           (77)        (547)           (11)
                                                 ------------    -----------  -----------    -----------
Comprehensive loss.............................  $     (2,909)   $    (2,876) $    (4,159)   $    (6,898)
                                                 ============    ===========  ===========    ===========


6.  RELATED PARTY TRANSACTIONS

On June 30, 1997, Leiner Health Products Group Inc. ("Leiner Group"), the Company's sole shareholder, and the Company entered into a consulting agreement (the "Consulting Agreement") with North Castle Partners, L.L.C. (the "Sponsor") to provide the Company with certain business, financial and managerial advisory services. Mr. Charles F. Baird, Jr., Chairman of Leiner Group's Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. ("Baird Investment"). In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares.

The Consulting Agreement terminates on June 30, 2007, unless Baird Investment ceases to be the managing member of North Castle Partners I, L.L.C. ("North Castle"), or upon the earliest of June 30, 2007 or the date that North Castle ceases to exist.

7.  CONTINGENCIES

On September 27, 1999, the Company filed a civil antitrust lawsuit (the "Antitrust Lawsuit") against certain of its raw material suppliers and other alleged co-conspirators. The complaint alleges that the defendants conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in the United States. The complaint seeks unspecified damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. Based on the pretrial schedule set forth by the court, the case will not be ready for trial until approximately April 2002. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any.

During fiscal year 2001, the Company has entered into settlement agreements with several of its suppliers named in the Antitrust Lawsuit (the "Settlement Agreements"). Pursuant to the terms of the Settlement Agreements, the Company agreed to release all claims it may have against the suppliers based on the Company's purchases of various vitamins from the suppliers and to opt out of any settlements in connection with the Antitrust Lawsuit in so far as it pertains to the suppliers.

In exchange for the Company's release and agreement to opt out of any settlements in the Antitrust Lawsuit, the Company has been awarded a settlement in the amount of approximately $1,563,000, which is recorded in other (income) charges in the accompanying Statements of Operations for the quarter ended September 30, 2000. The Company also received a settlement payment on June 30, 2000 of approximately $16,734,000, net of legal fees of approximately $188,000, which is recorded in other (income) charges in the accompanying Statements of Operations for the six months ended September 30, 2000. In connection with the June 30, 2000 settlement, the Company incurred approximately $1,680,000 of consulting expenses paid in connection with the Antitrust Lawsuit and a bonus payment of $1,150,000 awarded to certain of the Company's key management personnel in recognition of the effect of antitrust activity on prior years' compensation.

================================================================================

PART I                                                                    ITEM 1
================================================================================

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

8.  BUSINESS SEGMENT INFORMATION

The Company operated in two reportable segments. One represents the Company's U.S. operations, including Granutec ("Leiner U.S.") and the other represents the Company's Canadian operations, including Stanley ("Vita Health"). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements and OTCs, and distribute their products primarily through mass market retailers. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.
================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

8.  BUSINESS SEGMENT INFORMATION (CONTINUED)

Selected financial information for the Company's reportable segments for the three and six months ended September 30, 2000 and 1999 is as follows (in thousands):


                                                   LEINER              VITA            INTERSEGMENT          CONSOLIDATED
                                                    U.S.              HEALTH           ELIMINATIONS             TOTALS
                                               ---------------    ---------------   --------------------   -----------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Net sales                                           $ 144,931           $ 20,637                 $ (543)          $ 165,025
Depreciation and amortization                           6,132                891                      -               7,023
Segment operating income                                2,507                974                     54               3,535
Interest expense, net                                   8,329                673                      -               9,002
Income tax (benefit) expense                           (3,147)               147                      -              (3,000)
Segment assets                                        447,902             64,698                (10,886)            501,714
Expenditures for long-lived assets                      1,131                305                      -               1,436

THREE MONTHS ENDED SEPTEMBER 30, 1999
Net sales                                           $ 133,519           $ 11,398                 $ (418)          $ 144,499
Depreciation and amortization                           4,259                213                      -               4,472
Segment operating income                                1,859                835                    (35)              2,659
Interest expense, net                                   7,462                416                      -               7,878
Income tax benefit                                     (2,277)              (143)                     -              (2,420)
Segment assets                                        357,644             32,423                    (55)            390,012
Expenditures for long-lived assets                     (3,849)               365                      -              (3,484)

SIX MONTHS ENDED SEPTEMBER 30, 2000
Net sales                                           $ 255,670           $ 40,614               $ (1,166)          $ 295,118
Depreciation and amortization                          12,466              1,730                      -              14,196
Segment operating income                                8,867              1,715                     61              10,643
Interest expense, net                                  16,481              1,283                      -              17,764
Income tax (benefit) expense                           (3,960)               208                      -              (3,752)
Segment assets                                        447,902             64,698                (10,886)            501,714
Expenditures for long-lived assets                      4,958                536                      -               5,494

SIX MONTHS ENDED SEPTEMBER 30, 1999
Net sales                                           $ 243,702           $ 22,342                 $ (646)          $ 265,398
Depreciation and amortization                           8,249                419                      -               8,668
Segment operating income                                  966              1,768                    (30)              2,704
Interest expense, net                                  14,217                821                      -              15,038
Income tax (benefit) expense                           (5,566)               119                      -              (5,447)
Segment assets                                        357,644             32,423                    (55)            390,012
Expenditures for long-lived assets                        714                953                      -               1,667

9.  SUBSEQUENT EVENTS

On November 10, 2000 the Company announced the closing of its Kalamazoo, Michigan facility. The Company will cease all operations at the facility by February 1, 2001. The majority of the Kalamazoo operations will be relocated to the Company's Fort Mill, South Carolina facility. In connection with the closure, the Company expects to incur severance charges that will be estimated and accrued in the quarter ended December 31, 2000. In addition, the Company will sell the existing Kalamazoo facility. Management will estimate the facility's fair value, as well as the estimated cost to sell, and will record the related loss, if any, in the quarter ended December 31, 2000.

================================================================================

PART I                                                                    ITEM 2
================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company") including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary, for the three months ended September 30, 2000 ("second quarter of fiscal 2001") and the six months ended September 30, 2000, and the significant developments affecting its financial condition since March 31, 2000. The operating results of the acquired operations for Granutec, Inc. ("Granutec") and Stanley Pharmaceuticals Ltd. ("Stanley") are included in the Company's financial statements. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2000, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

ACQUISITION

On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs ("OTCs") in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label OTCs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition agreement and, as a result, Novopharm paid the Company approximately $1.5 million. The Company recorded the final adjustments to the purchase allocation during the second quarter of fiscal year 2001.

The components of the purchase price and the purchase price allocation are as follows (in millions):

Consideration and acquisition costs:
Cash paid to Novopharm............................  $           50.0
Acquisition costs.................................               3.3
Debt assumed......................................               7.5
Working capital adjustment........................              (1.5)
                                                   -----------------
                                                    $           59.3
                                                   =================

Allocation of purchase price:
Current assets....................................  $           43.1
Property, plant and equipment.....................              20.8
Acquired intangibles..............................               9.3
Goodwill..........................................              18.1
Debt and other liabilities assumed................             (32.0)
                                                   -----------------
                                                    $           59.3
                                                   =================


In connection with the Acquisition, the Company has recorded approximately $11.5 million of restructuring charges. As a component of the purchase price allocation, the restructuring plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects these actions to result in a reduction in the acquired workforce. Management has finalized its restructuring plans, and is now working on their execution. The Company expects the majority of the restructuring actions to occur in fiscal year 2001 and 2002.

The following table summarizes the activity in the Company's reserves associated with the restructuring (in millions):


                                                    BALANCE AT                                 BALANCE AT
                                                     MARCH 31,     ADDITIONS       CASH      SEPTEMBER 30,
                                                       2000        TO RESERVES   PAYMENTS         2000
                                                   --------------  -----------  ------------ ---------------
Separation costs for terminated employees........  $        5.4    $      3.5   $      (0.3) $          8.6
Facilities closing and downsizing................           1.6           1.0             -             2.6
                                                   --------------  -----------  ------------ ---------------
Accrued restructuring costs......................  $        7.0    $      4.5   $      (0.3) $         11.2
                                                   ==============  ===========  ============ ===============

================================================================================

PART I                                                                    ITEM 2
================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal year 2000, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in millions).


                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 --------------------------  -------------------------
                                                    2000          1999          2000         1999
                                                 ------------  ------------  -----------  ------------
Net sales......................................  $     165.0   $     187.9   $    295.1   $     335.2
Operating income...............................          3.5          11.6         10.6          12.1
Net (loss) income..............................         (2.6)          2.4         (3.6)         (2.1)

Pro forma results for the three and six month periods ending September 30, 1999 include the benefit of the retail distribution pipeline fill of the launch of Ranitidine. The former Granutec Division of Novopharm was operating under a six month period of exclusivity for the sale and distribution of the generic version of Ranitidine. This period of exclusivity began in July 1999 and provided Granutec with unusually high sales and margin results for the exclusivity period which ended in January 2000.

SEASONALITY

The Company's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of its fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and six months ended September 30, 2000 and 1999.


                                                       PERCENTAGE OF NET SALES          PERCENTAGE OF NET SALES
                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     -----------------------------     ---------------------------
                                                          2000           1999              2000           1999
                                                     --------------  -------------     ------------   ------------
Net sales..........................................     100.0  %        100.0   %         100.0  %       100.0  %
Cost of sales......................................      78.7            78.1              79.5           76.7
                                                     --------------  -------------     ---------      ------------
Gross profit.......................................      21.3            21.9              20.5           23.3
Marketing, selling and distribution expenses.......      11.4            12.3              12.5           13.5
General and administrative expenses................       6.2             6.2               6.8            6.6
Research and development expenses..................       1.5             1.2               1.6            1.3
Amortization of goodwill and other intangibles.....       0.9             0.3               1.0            0.3
Closure of facilities..............................         -            (0.1)                -            0.3
Other (income) charges.............................      (0.8)            0.2              (5.0)           0.3
                                                     --------------  -------------     ---------      ------------
Operating income...................................       2.1             1.8               3.6            1.0
Loss from investment in joint venture..............       0.1               -               0.1              -
Interest expense, net..............................       5.4             5.4               6.0            5.7
                                                     --------------  -------------     ---------      ------------
Loss before income taxes...........................      (3.4)           (3.6)             (2.5)          (4.7)
Benefit for income taxes...........................      (1.8)           (1.7)             (1.3)          (2.1)
                                                     --------------  -------------     ------------   ------------
Net loss...........................................      (1.6) %         (1.9)  %          (1.2) %        (2.6) %
                                                     ==============  =============     ============   ============


Net sales for the second quarter of fiscal 2001 were $165.0 million, an increase of $20.5 million or 14.2% versus the second quarter of fiscal 2000. The increase was due to an increase of $32.3 million in the Company's sales of OTCs which was offset by a decrease in the vitamin category of $9.5 million and a decrease of $2.3 million in

================================================================================

PART I                                                                    ITEM 2
================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

sales of other non-core products. Sales of OTCs increased primarily as a result of the Acquisition, and the decrease in sales volume in the vitamin category was primarily in sales of vitamin C and E, and herbs. Management estimates that the food, drug and mass market ("FDM Market") declined approximately 3.9% in the 13-week period ended September 24, 2000 versus the comparable period in 1999. During the six months ended September 30, 2000 net sales increased $29.7 million or 11.2% compared to the prior year. Sales of OTCs increased by $57.6 million primarily as a result of the Acquisition, and the vitamin category decreased by $27.4 million, primarily from decreases in the sales volume of vitamin C and E, and herbs. The significant shift in the Company's sales during the first half of the fiscal year reflects the impact of the slowdown in the FDM Market for vitamins and the additional sales in OTCs due to the Acquisition.

Gross profit for the second quarter of fiscal 2001 was $35.2 million, an increase of $3.4 million, or 10.9%, from $31.7 million in the second quarter of fiscal 2000. The gross profit percentage was 21.3% for the second quarter of fiscal 2001, down from 21.9% in the second quarter of the prior fiscal year. The decrease in gross profit as a percentage of sales is due to the fluctuation in the product mix compared to the prior year. The increase in sales of lower margin OTCs, combined with the effect of the decrease in sales of higher margin vitamin products generated a decline in gross profit as a percentage of sales. During the six months ended September 30, 2000, gross profit decreased $1.3 million versus the first six months of fiscal year
2000. As a percentage of sales, gross profit margin decreased to 20.5% versus 23.3% in the prior year. The decrease in gross profit as a percentage of sales during the first six months of fiscal 2001 versus fiscal 2000, is the result of increased customer allowances, inventory reserves and increased OTCs as a percent of the total mix versus the comparable period of fiscal 2000 as described above.

Marketing, selling and distribution expenses, together with general and administrative expenses, and research and development expenses (collectively, "Operating Expenses") increased by $3.1 million, or 11.1% for the second quarter of fiscal 2001 as compared to the comparable period in fiscal 2000. Excluding operating expenses for Stanley and Granutec, Operating Expenses for the Company remained at $28.4 million for the second quarter of fiscal 2001, compared to the second quarter of fiscal 2000. As a percentage of net sales, Operating Expenses were 19.1% during the three months ended September 30, 2000, down from 19.7% during the comparable period in fiscal year 2000. The decrease in Operating Expenses as a percentage of sales during the quarter is the result of management's ongoing cost control initiatives during the quarter. For the first six months of fiscal year 2001, Operating Expenses increased $5.0 million. The increase is primarily the result of the Acquisition. Operating Expenses for Granutec and Stanley accounted for $6.1 million; excluding the Acquisition, Operating Expenses decreased by $1.1 million. The decrease is the result of lower fixed spending on consultants and advertising during the first half of the year, compared to the first half of fiscal 2000.

Amortization of goodwill and other intangibles increased by $1.0 million in the second quarter of fiscal year 2001 and $2.0 million during the first six months of the fiscal year versus the comparable periods in fiscal year 2000, primarily as a result of the Acquisition.

During the second quarter of fiscal 2001, the Company recorded $1.3 million of other income compared to other charges of $0.4 million in the three months ended September 30, 1999. This change was primarily attributable to other income generated by a settlement arising from a supplier dispute in the amount of approximately $1.6 million. Other operating (income) charges also includes management fees of $0.4 million for both the three months ended September 30, 2000 and 1999. During the six months ended September 30, 2000, other operating income was $14.7 million compared to $0.8 million of other operating charges during the comparable period of the prior fiscal year. Other operating income includes two settlements arising from supplier disputes, in the amount of approximately $1.6 million and approximately $16.7 million net of legal fees of $0.2 million. In connection with these settlements, the Company incurred approximately $1.7 million of consulting expenses and awarded a bonus of approximately $1.1 million to certain of the Company's key management personnel in recognition of the effect of antitrust activity on prior years' compensation. In addition, other operating (income) charges include $0.8 million of management fees.

In the second quarter of fiscal 2001, net interest expense of $9.0 million represents an increase of $1.1 million from the second quarter of fiscal 2000. Net interest expense increased by $2.7 million during the six months ended September 30, 2000 versus the six months ended September 30, 1999. This increase in the three and six months ended September 30, 2000 was due primarily to an increase in the average outstanding indebtedness of the Company due to the Acquisition and to an increase in interest borrowing rates.

================================================================================

PART I                                                                    ITEM 2
================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

The benefit for income taxes for the second quarter of fiscal 2001 was $3.0 million, compared to a $2.4 million benefit in the second quarter of fiscal 2000. During the first six months of fiscal year 2001, the benefit for income taxes was $3.8 million compared to a benefit of $5.5 million during the comparable period of fiscal year 2000. Based on the latest estimates, the Company expects its effective tax rate to be approximately 38% for the remainder of fiscal 2001.

Primarily as a result of the factors discussed above, a net loss of $2.6 million was recorded in the second quarter of fiscal 2001 compared to a net loss of $2.8 million in the second quarter of fiscal 2000. For the six months ended September 30, 2000, the Company recorded a net loss of $3.6 million versus a net loss of $6.9 million recorded in the comparable period of fiscal year 2000.

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $9.9 million for the second quarter of fiscal 2001, compared to $6.5 million in the comparable period in fiscal 2000. EBITDA for the first half of fiscal year 2001, was $23.6 million or $12.3 million more than the EBITDA for the first half of fiscal year 2000. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million for the three months ended September 30, 2000 and 1999, and $1.1 million and $0.9 million for the six month periods ended September 30, 2000 and 1999, respectively, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash has historically been used to fund capital expenditures, working capital requirements and debt service. The Company is required to repay the $169.8 million in term loans outstanding as of September 30, 2000 under the Amended Credit Agreement (defined below) by December 30, 2005 with scheduled principal payments of $0.9 million for fiscal 2001, $1.7 million for fiscal 2002 and 2003, $36.9 million for fiscal 2004, $82.2 million for fiscal 2005, and $46.4 million for fiscal 2006. The Company is also required to apply certain asset sale proceeds, as well as 50% of its excess cash flow (as defined in the Amended Credit Agreement) unless a leverage ratio test is met, to prepay the borrowings under the Amended Credit Agreement. All outstanding revolving credit borrowings under the Amended Credit Agreement will become due on June 30, 2003.

During the first six months of fiscal year 2001, net cash used in operating activities totaled $1.2 million. This resulted primarily from a net loss of $3.6 million combined with $14.7 million of non cash charges to operations and changes in operating assets and liabilities totaling $12.3 million. Changes in operating assets and liabilities are comprised of collections of accounts receivable of $20.9 million, a decrease of $1.3 million in accounts payable, a decrease in other accrued expenses of $4.4 million, a decrease in the bank checks outstanding of $10.4 million, and an increase in inventory spending of $17.1 million. The decrease in accounts receivable and increase in inventory is due primarily to the seasonality of the Company's business whereby sales are normally higher during the second half of the year.

During the first six months of fiscal year 2001, net cash used in investing activities totaled $12.5 million. This was primarily due to net capital expenditures of $5.5 million, $4.7 million in contractual payments of customer advances, and a $2.1 million investment in a joint venture. The major capital expenditures related to investments in capacity expansion at the Company's manufacturing, packaging and distribution facility in South Carolina.

Net cash provided by financing activities during the first six months of fiscal year 2001 totaled $13.0 million, which primarily related to borrowings of $16.1 million on the Company's revolving facilities and payments in the amount of $3.1 million on other long term debt.

================================================================================

PART I                                                                    ITEM 2
================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


FINANCING ARRANGEMENTS

The Company and certain financial institutions have entered into an Amended and Restated Credit Agreement (the "Credit Agreement" and together with the subsequent amendments thereto the "Amended Credit Agreement"). The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125.0 million (the "Revolving Facility"), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. As of November 7, 2000, the Company's unused availability under the Amended Credit Agreement was approximately $22.4 million.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined in the Amended Credit Agreement), plus applicable margins, and accordingly, the Company's financial condition and performance is and will continue to be affected by changes in interest rates. The Company entered into an interest protection arrangement effective July 30, 1997 with respect to approximately $29.5 million of its indebtedness under the Amended Credit Agreement that provides a fixed rate of 6.17% on LIBOR. The agreement expired on July 30, 2000. On October 8, 1999, the Company entered into a second interest protection agreement, with respect to $54.0 million of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest payable thereon. In connection with this transaction, the Company received approximately $0.2 million that is being recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its senior subordinated notes due 2007 (the "Notes") or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. The Company may be required to purchase the Notes upon a Change of Control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Amended Credit Agreement. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $27.9 million as of September 30, 2000, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Notes, are denominated in U.S. dollars.

At September 30, 2000, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 8.97% for U.S. borrowings and 8.62% for Canadian borrowings per annum. The Notes bear interest at a rate of 9.6% per annum.

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

================================================================================

PART I                                                                    ITEM 2
================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore, the Company will adopt the new requirements effective with the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant impact on its results of operations, financial position or cash flows.

PENDING ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company reviews its sales contracts on an ongoing basis to ensure compliance with SAB No. 101. The Company does not anticipate that adoption of SAB No. 101 will have a material impact on previously reported or future results of operations, financial position or cash flows.

OTHER

On November 10, 2000 the Company announced the closing of its Kalamazoo, Michigan facility. The Company will cease all operations at the facility by February 1, 2001. The majority of the Kalamazoo operations will be relocated to the Company's Fort Mill, South Carolina facility. In connection with the closure, the Company expects to incur severance charges that will be estimated and accrued in the quarter ended December 31, 2000. In addition, the Company will sell the existing Kalamazoo facility. Management will estimate the facility's fair value, as well as the estimated cost to sell, and will record the related loss, if any, in the quarter ended December 31, 2000.

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

================================================================================

PART II                                                                   ITEM 3
================================================================================

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. No significant changes have occurred during the second quarter of fiscal 2001.

================================================================================

PART II                                                        OTHER INFORMATION
================================================================================

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
             27  Financial Data Schedule - September 30, 2000

         (b) Reports on Form 8-K:

             None

================================================================================

================================================================================
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LEINER HEALTH PRODUCTS INC.




                                      By: /s/ STEPHEN P.  MILLER
                                          --------------------------------------
                                          Stephen P. Miller
                                          Senior Vice President and
                                          Chief Financial Officer




Date: November 13, 2000

================================================================================
                                      -20-