Form 10-Q
period 2000-12-31
LEINER HEALTH PRODUCTS INC
filed 2001-02-14
CIK 1043055

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


- --------------------------------------------------------------------------------


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 333-33121


                           LEINER HEALTH PRODUCTS INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                             ---------------------

           DELAWARE                                   95-3431709

  (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)


                 901 EAST 233RD STREET, CARSON, CALIFORNIA 90745
                                 (310) 835-8400
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

- --------------------------------------------------------------------------------


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

         COMMON STOCK, $1.00 PAR VALUE, OUTSTANDING AT FEBRUARY 8, 2001

                                  1,000 SHARES



================================================================================

PART I                                                                   ITEM 1
================================================================================



                           LEINER HEALTH PRODUCTS INC.
                               REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


================================================================================





PART I.  Financial Information................................................................................... 3

     ITEM 1.  Financial Statements .............................................................................. 3

         Condensed Consolidated Statements of Operations (Unaudited) -
              For the three and nine months ended December 31, 2000 and 1999 .................................... 3

         Condensed Consolidated Balance Sheets -
              As of December 31, 2000 (Unaudited) and March 31, 2000 ...........................................  4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
              For the nine months ended December 31, 2000 and 1999 .............................................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited) ......................................  6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations .................................................................... 13

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ....................................... 20

PART II.  Other Information .................................................................................... 21

SIGNATURE ...................................................................................................... 22


================================================================================

PART I                                                                   ITEM 1
================================================================================

                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Operations
                                    Unaudited
                                 (in thousands)



                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  DECEMBER 31,                         DECEMBER 31,
                                                        ------------------------------       ------------------------------
                                                            2000           1999 (A)              2000           1999 (A)
                                                        -------------    -------------       -------------    -------------
Net sales                                                  $ 159,484        $ 182,687           $ 454,602        $ 448,085

Cost of sales                                                134,656          137,459             369,149          340,913
                                                        -------------    -------------       -------------    -------------
Gross profit                                                  24,828           45,228              85,453          107,172

Marketing, selling and distribution expenses                  20,083           20,941              57,136           56,784

General and administrative expenses                            9,282            9,241              29,302           26,699

Research and development expenses                              2,070            1,910               6,823            5,396

Amortization of goodwill and other intangibles                 1,396              425               4,217            1,260

Closure of facilities                                          1,326             (375)              1,338              493

Other (income) charges                                        (4,158)             383             (18,835)           1,133
                                                        -------------    -------------       -------------    -------------
Operating (loss) income                                       (5,171)          12,703               5,472           15,407

Loss from investment in joint venture                            235                -                 478                -

Interest expense, net                                          8,716            7,809              26,480           22,847
                                                        -------------    -------------       -------------    -------------
(Loss) income before income taxes                            (14,122)           4,894             (21,486)          (7,440)

(Benefit) provision for income taxes                          (4,517)           1,868              (8,269)          (3,579)
                                                        -------------    -------------       -------------    -------------
Net (loss) income                                           $ (9,605)         $ 3,026           $ (13,217)        $ (3,861)
                                                        =============    =============       =============    =============



(A) The statement of operations for the three and nine months ended December 31, 1999 include only two weeks of operations of Granutec, Inc. and Stanley Pharmaceuticals Ltd., both of which were acquired December 17, 1999.


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


================================================================================

PART I                                                                   ITEM 1
================================================================================


                           Leiner Health Products Inc.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)



                                                                                     DECEMBER 31,         MARCH 31,
                                                                                         2000                2000
                                                                                   ------------------   ---------------
                                                                                       UNAUDITED            NOTE 1
ASSETS

Current assets:
     Cash and cash equivalents                                                              $  8,235          $  3,008
     Accounts receivable, net                                                                106,020           127,881
     Inventories                                                                             180,152           175,529
     Prepaid expenses and other current assets                                                13,197            15,049
                                                                                   ------------------   ---------------
Total current assets                                                                         307,604           321,467

Property, plant and equipment, net                                                            80,821            87,093
Goodwill and other intangibles, net                                                           75,085            76,744
Other noncurrent assets                                                                       27,955            24,156
                                                                                   ------------------   ---------------

Total assets                                                                                $491,465          $509,460
                                                                                   ==================   ===============

LIABILITIES AND SHAREHOLDER'S (DEFICIT) EQUITY

Current liabilities:
     Bank checks outstanding, less cash on deposit                                          $    767          $ 13,581
     Accounts payable                                                                        104,459           103,815
     Accrued compensation and benefits                                                        17,928            15,380
     Customer allowances payable                                                              11,868             7,085
     Other accrued expenses                                                                    7,387            15,018
     Current portion of long term debt and capital lease obligations                         349,275             5,006
                                                                                   ------------------   ---------------

Total current liabilities                                                                    491,684           159,885

Long-term debt and capital lease obligations                                                   3,028           339,066
Other noncurrent liabilities                                                                   4,762             4,894

Commitments and contingencies

Shareholder's (deficit) equity:
     Common stock                                                                                  1                 1
     Capital in excess of par value                                                           21,851            21,851
     Accumulated deficit                                                                     (29,642)          (16,425)
     Accumulated other comprehensive (loss) income                                              (219)              188
                                                                                   ------------------   ---------------
Total shareholder's (deficit) equity                                                          (8,009)            5,615
                                                                                   ------------------   ---------------
Total liabilities and shareholder's (deficit) equity                                        $491,465          $509,460
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

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


================================================================================

PART I                                                                   ITEM 1
================================================================================


                           Leiner Health Products Inc.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited
                                 (in thousands)


                                                                                          NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                      -------------------------
                                                                                        2000           1999 (A)
                                                                                      --------       ----------
OPERATING ACTIVITIES:
Net loss                                                                              $ (13,217)       $ (3,861)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation                                                                        10,557           6,850
     Amortization                                                                        10,429           7,017
     Translation adjustment                                                                 407            (101)
     Changes in operating assets and liabilities, net of effects of acquisition of business:
        Accounts receivable                                                              21,441          16,411
        Inventories                                                                      (5,361)         (2,903)
        Bank checks outstanding, less cash on deposit                                   (12,731)          2,641
        Accounts payable                                                                  1,903          13,321
        Accrued compensation and benefits                                                (2,069)         (3,443)
        Customer allowances payable                                                       4,989          (1,283)
        Other accrued expenses                                                            4,327           2,611
        Income taxes payable/receivable                                                 (12,123)         (7,460)
        Other                                                                             1,766            (576)
                                                                                     ----------       ---------
Net cash provided by operating activities                                                10,318          29,224

INVESTING ACTIVITIES:
Additions to property, plant and equipment, net                                          (6,030)         (4,295)
Increase in other noncurrent assets                                                      (7,878)         (4,943)
Acquisition of business                                                                       -         (51,949)
                                                                                     ----------       ---------
Net cash used in investing activities                                                   (13,908)        (61,187)

FINANCING ACTIVITIES:
Net borrowings (payments) under bank revolving credit facility                           13,149         (11,593)
Borrowings under bank term credit facility                                                    -          30,000
Payments under bank term credit facility                                                 (1,309)         (1,235)
Capital contribution from parent                                                              -           20,000
Increase in deferred financing charges                                                        -          (1,614)
Increase on other long term debt                                                            439               -
Payments on other long-term debt                                                         (3,086)         (1,454)
                                                                                     ----------       ---------
Net cash provided by financing activities                                                 9,193          34,104
Effect of exchange rate changes                                                            (376)            (58)
                                                                                     ----------       ---------
Net increase in cash and cash equivalents                                                 5,227           2,083
Cash and cash equivalents at beginning of period                                          3,008              77
                                                                                     ----------       ---------
Cash and cash equivalents at end of period                                              $ 8,235         $ 2,160
                                                                                     ==========       =========

(A) The statement of cash flows for the nine months ended December 31, 1999 include only two weeks of operations of Granutec, Inc. and Stanley Pharmaceuticals Ltd., both of which were acquired December 17, 1999.


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

================================================================================

PART I                                                                   ITEM 1
================================================================================


                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited

1.   BASIS OF PRESENTATION

GENERAL

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2000 include the accounts of Leiner Health Products Inc. and its subsidiaries (the "Company"), including Vita Health Products Inc. ("Vita Health"). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments recorded in connection with the reclassification of long-term debt currently in default to current liabilities - Note 1 Liquidity, and the receipt of proceeds from the settlement of litigation - Note 7) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001 or any other future periods.

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

LIQUIDITY

At December 31, 2000, the Company was not in compliance with certain financial covenants contained in the Company's Amended and Restated Credit Agreement (the "Amended Credit Agreement") with certain financial institutions (the "senior lenders") (Note 4). Such covenant violations constitute events of defaults under the terms of the Amended Credit Agreement and, as a result, all borrowings under the Amended Credit Agreement, aggregating $254,978,000 at December 31, 2000, have been classified as a current liability in the accompanying condensed consolidated balance sheet to reflect the senior lenders' right to accelerate maturity of the loans. The Company currently believes that cash flow from operating activities, combined with its current cash availability, will be sufficient to fund the Company's anticipated working capital requirements, but there can be no assurance in this regard.

Should the senior lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture governing $85,000,000 of Senior Subordinated Notes (the "Subordinated Notes") may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the accompanying condensed consolidated balance sheet. The Company also has an outstanding balance of $6,600,000 under an Industrial Development Revenue Bond (the "IRB Loan") that is secured by a letter of credit issued under the Amended Credit Agreement. As per the terms of the Amended Credit Agreement, if an event of default is continuing, upon notice from the senior lenders, the Company would be obligated to reimburse the issuer for the amount equal to the outstanding letter of credit. Accordingly, the IRB Loan has been classified as a current liability in the accompanying condensed consolidated balance sheet.

The Company has entered into a waiver letter with the senior lenders dated as of February 14, 2001 (the "Waiver") under which the senior lenders have agreed to waive such events of default and to forbear exercising any of their rights or remedies under the Amended Credit Agreement for a limited period ending on the earlier of March 30, 2001 or the occurrence of any additional event of default under the Amended Credit Agreement (not waived under the Waiver). The Waiver provides for a one percent increase in the applicable margin effective through and including March 30, 2001, and a fee of $375,000 to be paid on execution of the Waiver.

Conditions to the Waiver shall survive the expiration of the Waiver including the Company's agreement that: (a) interest will be paid monthly instead of quarterly; and (b) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker's acceptance rate loans.

During the waiver period, the Company intends to work with the senior lenders to develop a revised business plan that would reflect the effects of the operational restructuring and reengineering initiative discussed below and serve as the basis for commencing discussions regarding possible amendments and/or further waivers to the Amended Credit Agreement. In January 2001, the Company borrowed an additional $27,000,000, which constituted substantially all remaining amounts available pursuant to the revolving facility under the Amended Credit Agreement.

Additionally, the Company is not precluded from using its available cash resources, which approximates $29,000,000 at February 13, 2001, to pay its liabilities and conduct operations in the normal course of business.

There can be no assurance that the waiver will be extended beyond March 30, 2001. If the senior lenders were to accelerate maturity of amounts due under the Amended Credit Agreement and other long-term debt became immediately payable as a result of such action, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these actions.

================================================================================

PART I                                                                   ITEM 1
================================================================================


                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

1. BASIS OF PRESENTATION (continued)

OPERATIONAL RESTRUCTURING

In response to ongoing trends and increased price competition in the vitamin, mineral and supplement market, management has accelerated a reengineering of the Company's operations (the "initiative") commencing in the fourth quarter of fiscal 2001 to reduce costs and make the most efficient use of the Company's resources. The initiative includes the rightsizing of the organization, by eliminating 500 positions, including those previously identified in the closure of the Largo, Florida, Kalamazoo, Michigan and Vancouver, British Columbia facilities. The Company intends to implement complexity reduction programs, which focus the Company's resources on more profitable product lines and customers. The reduction in the number of individual products will allow for lower sales, marketing and product handling expenses, as well as improved customer service. The Company will continue to develop a global sourcing program to reduce raw material costs and ensure first to market on private label OTC switch programs.

This initiative is intended to improve cash flow and liquidity, and its positive effects should begin to impact the Company's financial statements in the fourth quarter of fiscal year 2001. The Company expects to take a significant charge during the fourth quarter of fiscal 2001 to provide for the cost of the restructuring elements of the initiative while expenditures for costs relating to the reengineering elements of the initiative will be expensed as incurred. Management is currently unable to estimate the total cost of the initiative or the periods in which the costs will be recognized as expenses in the Company's consolidated financial statements.


2.   ACQUISITION

On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs ("OTCs") in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label OTCs, and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition agreement and, as a result, Novopharm paid the Company $1,553,000. The Company recorded the final adjustments to the purchase allocation during the second quarter of fiscal year 2001.

     The components of the purchase price and the purchase price allocation are as follows (in thousands):



     Consideration and acquisition costs:
     Cash paid to Novopharm........................   $50,000
     Acquisition costs.............................     3,426
     Debt assumed..................................     7,496
     Working capital adjustment....................    (1,553)
                                                      -------
                                                      $59,369
                                                      =======

     Allocation of purchase price:
     Current assets................................   $43,083
     Property, plant and equipment.................    20,805
     Acquired intangibles..........................     9,327
     Goodwill......................................    18,179
     Debt and other liabilities assumed............   (32,025)
                                                      -------
                                                      $59,369
                                                      =======


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

The following table summarizes the activity in the Company's reserves associated with the restructuring (in thousands):


                                                    Balance at                                   Balance at
                                                     March 31,      Additions       Cash        December 31,
                                                       2000        to Reserves    Payments         2000
                                                   --------------  -----------   -----------   -------------
Separation costs for terminated employees........... $ 5,400       $ 3,468       $(1,611)         $ 7,257
Facilities closing and downsizing...................   1,615           989             -            2,604
                                                     -------       -------       -------          -------
Accrued restructuring costs......................... $ 7,015       $ 4,457       $(1,611)         $ 9,861
                                                     =======       =======       =======          =======


================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

2.    ACQUISITION (CONTINUED)

The following unaudited fiscal year 2001 actual and fiscal year 2000 pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal year 2000, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):

                                          Three months ended             Nine months ended
                                              December 31,                  December 31,
                                         ----------------------       -----------------------
                                           2000          1999           2000           1999
                                         --------      --------       --------       --------
Net sales............................... $159,484      $210,741       $454,602       $545,905
Operating (loss) income.................   (5,171)       14,640          5,472         26,733
Net (loss) income....................... $ (9,605)     $  3,634       $(13,217)      $  1,500


3.    INVENTORIES

Inventories consist of the following (in thousands):

                                                                 December 31,    March 31,
                                                                    2000           2000
                                                                  --------       -------
Raw materials, bulk vitamins and packaging materials............  $110,410       $55,819
Work-in-process.................................................    12,664        48,604
Finished products...............................................    57,078        71,106
                                                                  --------       -------
                                                                  $180,152      $175,529
                                                                  ========      ========


4.    DEBT

Long-term debt and capital lease obligations at December 31, 2000 are summarized as follows (in thousands):

     Credit Facility:
        Revolving facility.................................. $  85,563
        Term facility.......................................   169,415
                                                             ---------
        Total credit facility...............................   254,978
     Senior subordinated notes..............................    85,000
     Industrial development revenue bond loan...............     6,600
     Capital lease obligations..............................     4,005
     Industrial opportunities program loan..................     1,720
                                                             ---------
                                                               352,303
     Less current portion...................................  (349,275)
                                                             ---------
             Total long-term debt and capital leases         $   3,028
                                                             =========


================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)


4.    DEBT (CONTINUED)

The Company and certain financial institutions entered into an Amended Credit Agreement which provides for one U.S. term loan due December 30, 2004 in the amount of $68,000,000, two U.S. term loans due December 30, 2005 in the amounts of $65,000,000 and $30,000,000, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12,000,000 (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125,000,000 (the "Revolving Facility") a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the lender's base rate (9.5% at December 31, 2000), the lender's Canadian prime rate (7.5% at December 31, 2000), LIBOR (6.4% at December 31, 2000) or the lender's banker's acceptance rate (5.22% at December 31, 2000), as the case may be, plus an applicable margin, that is itself based on the Company's leverage ratio (as defined in the Amended Credit Agreement). The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin varies as follows: (a) for U.S. and Canadian revolving credit borrowings, from 1.0% to 2.5% for LIBOR- or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate- or Canadian prime rate-based loans, (b) for the loans under the Term Facility, from 2.625% to 3.25% for LIBOR-based loans, and from 1.625% to 2.25% for alternate base rate loans. As of December 31, 2000, the Company's weighted average interest rates were 9.27% for U.S. borrowings and 8.52% for Canadian borrowings. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the Revolving Facility based on the Company's leverage ratio.

The Company entered into an interest protection agreement on October 8, 1999, with respect to $54,000,000 of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest payable thereon. In connection with this agreement, which terminates October 8, 2001, the Company received $229,500 that is being recorded as a reduction of interest expense over the period of the agreement.

The Company's Subordinated Notes bear interest at the rate of 9 5/8% per annum and are due on June 30, 2007. Interest on the Senior Notes is payable semiannually on January 1 and July 1 of each year. Under the terms of the Amended Credit Agreement, the Company is precluded from making interest payments under the Senior Notes while the Company is out of compliance with the financial covenants unless a waiver is obtained.

Principal on the IRB Loan is due in annual installments of $500,000, with the remaining balance due May 1, 2014.

The Amended Credit Agreement contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests. As of December 31, 2000, the Company was not in compliance with certain of these financial covenants and has received a waiver for a limited period regarding such noncompliance (Note 1.)

5.    COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the three and nine months ended December 31, 2000 and 1999, are as follows (in thousands):

                                                      Three months ended        Nine months ended
                                                          December 31,            December 31,
                                                     ---------------------    --------------------
                                                       2000         1999        2000        1999
                                                     --------     --------    --------    --------
Net (loss) income................................... $ (9,605)    $  3,026    $(13,217)   $ (3,861)
Foreign currency translation adjustment.............      140          112        (407)        101
                                                     --------     --------    --------    --------
Comprehensive (loss)income.......................... $ (9,465)    $  3,138    $(13,624)   $ (3,760)
                                                     ========     ========    ========    ========


6.    RELATED PARTY TRANSACTIONS

On June 30, 1997, Leiner Health Products Group Inc. ("Leiner Group"), the sole shareholder of PLI Holdings, Inc., the holder of all the issued and outstanding stock of the Company, and the Company entered into a consulting agreement (the "Consulting Agreement") with North Castle Partners, L.L.C. (the "Sponsor") pursuant to which the Sponsor is to provide the Company with certain business, financial and managerial advisory services. Mr. Charles

================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)


6.    RELATED PARTY TRANSACTIONS (CONTINUED)

F. Baird, Jr., Chairman of Leiner's Group Board of Directors, acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. ("Baird Investment"). In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. Payment of this fee is suspended pursuant to the waiver described in Note 1 and can be reinstated with the consent of the lenders holding a majority of the loans outstanding under the Company's Amended Credit Agreement.

The Consulting Agreement will terminate in the event Baird Investment ceases to be the managing member of North Castle Partners I, L.L.C. ("North Castle"), or upon the earlier to occur, June 30, 2007 or the date that North Castle terminates.

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

In exchange for the Company's release and agreement to opt out of any settlements in connection with the Antitrust Lawsuit, the Company has been awarded a settlement in the amount of approximately $6,000,000, which was offset by approximately $1,551,000 of legal and consulting expenses and is recorded in other (income) charges in the accompanying Statements of Operations for the quarter ended December 31, 2000. During the nine months ended December 31, 2000, the Company has been awarded settlements in the aggregate amount of approximately $24,298,000, which have been offset by approximately $3,139,000 of legal and consulting expenses and a bonus payment of approximately $1,150,000 awarded to certain of the Company's key management personnel in recognition of the effect of antitrust activity on prior years' compensation.


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

================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)



8.    CLOSURE OF FACILITIES

During the third quarter of fiscal year 2001, the Company announced its plans to close its Kalamazoo, Michigan facility. As a result, the Company reserved approximately $1,430,000 for severance and other costs related to the closure. In addition, the Company recorded a loss in the amount of approximately $158,000 from the disposal of its Sherburne, New York facility, which the Company closed during the third quarter of fiscal year 2001, and a gain of approximately $366,000 from the sale of its Vancouver, British Columbia facility.

9.    BUSINESS SEGMENT INFORMATION

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

























================================================================================

PART I                                                                    ITEM 1
================================================================================

                           Leiner Health Products Inc.
              Notes to Condensed Consolidated Financial Statements
                                    Unaudited
                                   (continued)

9.    BUSINESS SEGMENT INFORMATION (CONTINUED)

Selected financial information for the Company's reportable segments for the three and nine months ended December, 31, 2000 and 1999 is as follows (in thousands):

                                               LEINER           VITA             INTERSEGMENT       CONSOLIDATED
                                                U.S.           HEALTH            ELIMINATIONS          TOTALS
                                             ----------      ----------           ----------         ----------
THREE MONTHS ENDED DECEMBER 31, 2000
Net sales                                    $  142,864      $   17,296           $     (676)        $  159,484
Depreciation and amortization                     5,882             908                    -              6,790
Segment operating (loss) income                  (6,172)          1,020                  (19)            (5,171)
Interest expense, net                             8,214             502                    -              8,716
Income tax (benefit) expense                     (4,767)            250                    -             (4,517)
Segment assets                                  441,558          61,497              (11,590)           491,465
Expenditures for long-lived assets                1,023            (487)                   -                536

THREE MONTHS ENDED DECEMBER 31, 1999
Net sales                                    $  169,946      $   13,235           $     (494)        $  182,687
Depreciation and amortization                     4,927             272                    -              5,199
Segment operating income                         11,762             952                  (11)            12,703
Interest expense, net                             7,377             432                    -              7,809
Income tax expense                                1,608             260                    -              1,868
Segment assets                                  448,524          52,284                  (62)           500,746
Expenditures for long-lived assets                1,343           1,285                    -              2,628

NINE MONTHS ENDED DECEMBER 31, 2000
Net sales                                    $  398,534      $   57,910           $   (1,842)        $  454,602
Depreciation and amortization                    18,348           2,638                    -             20,986
Segment operating income                          2,695           2,735                   42              5,472
Interest expense, net                            24,695           1,785                    -             26,480
Income tax (benefit) expense                     (8,727)            458                    -             (8,269)
Segment assets                                  441,558          61,497              (11,590)           491,465
Expenditures for long-lived assets                5,981              49                    -              6,030

NINE MONTHS ENDED DECEMBER 31, 1999
Net sales                                    $  413,648      $   35,577           $   (1,140)        $  448,085
Depreciation and amortization                    13,176             691                    -             13,867
Segment operating income                         12,728           2,720                  (41)            15,407
Interest expense, net                            21,594           1,253                    -             22,847
Income tax (benefit) expense                     (3,958)            379                    -             (3,579)
Segment assets                                  448,524          52,284                  (62)           500,746
Expenditures for long-lived assets                2,057           2,238                    -              4,295

================================================================================
                                      -12-

PART I                                                                    ITEM 2
================================================================================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the "Company"); including Vita Health Products Inc. of Canada ("Vita Health"), a wholly-owned subsidiary, for the three months ended December 31, 2000 ("third quarter of fiscal 2001") and the nine months ended December 31, 2000, and the significant developments affecting its financial condition since March 31, 2000. The operating results of the acquired operations for Granutec, Inc. ("Granutec") and Stanley Pharmaceuticals Ltd. ("Stanley") are included in the Company's financial statements from the date of acquisition of December 17, 1999. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2000, which are included in the Company's Annual Report on Form 10-K, on file with the Securities Exchange Commission.

ACQUISITION

On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs ("OTCs") in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, OTCs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition agreement and, as a result, Novopharm paid the Company approximately $1.5 million. The Company recorded the final adjustments to the purchase allocation during the second quarter of fiscal year 2001.

      The components of the purchase price and the purchase price allocation are as follows (in millions):

         Consideration and acquisition costs:
         Cash paid to Novopharm .................   $  50.0
         Acquisition costs ......................       3.4
         Debt assumed ...........................       7.5
         Working capital adjustment .............      (1.5)
                                                    -------
                                                    $  59.4
                                                    =======

         Allocation of purchase price:
         Current assets .........................   $  43.1
         Property, plant and equipment ..........      20.8
         Acquired intangibles ...................       9.3
         Goodwill ...............................      18.2
         Debt and other liabilities assumed .....     (32.0)
                                                    -------
                                                    $  59.4
                                                    =======

In connection with the Acquisition, and the finalization of the restructuring plan in the second quarter of fiscal year 2001, the Company has recorded approximately $11.5 million of restructuring charges. As a component of the purchase price allocation, the restructuring plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects these actions to result in a reduction in the acquired workforce. Management has finalized its restructuring plans, and is now working on their execution. The Company expects the majority of the restructuring actions to occur in fiscal year 2001 and 2002.

================================================================================

PART I                                                                    ITEM 2
================================================================================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

The following table summarizes the activity in the Company's reserves associated with the restructuring (in millions):

                                                 Balance at                            Balance at
                                                  March 31,   Additions      Cash      December 31,
                                                    2000      to Reserve   Payments       2000
                                                  --------    --------     -------      --------
Separation costs for terminated employees.......  $    5.4    $    3.5     $  (1.6)     $    7.3
Facilities closing and downsizing...............       1.6         1.0          --           2.6
                                                  --------    --------     -------      --------
Accrued restructuring costs.....................  $    7.0    $    4.5     $  (1.6)     $    9.9
                                                  ========    ========     =======      ========

The following unaudited fiscal year 2001 actual and fiscal year 2000 pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal year 2000, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in millions).

                                           Three months ended          Nine months ended
                                              December 31,               December 31,
                                         ----------------------      ---------------------
                                           2000          1999         2000          1999
                                         -------        -------      -------       -------
Net sales.............................   $ 159.5        $ 210.7      $ 454.6       $ 545.9
Operating (loss) income...............      (5.2)          14.6          5.5          26.7
Net (loss) income.....................   $  (9.6)       $   3.6      $ (13.2)      $   1.5

Pro forma results for the three and nine month periods ending December 31, 1999 include the benefit to Granutec of the initial retail distribution of Ranitidine, the generic version of Zantac. The former Granutec Division of Novopharm was operating under a six month period of exclusivity for the sale and distribution of this product. This period of exclusivity began in July 1999 and provided Granutec with unusually high sales and margin results for the exclusivity period which ended in January 2000.

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









================================================================================

PART I                                                                    ITEM 2
================================================================================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of net sales for the three and nine months ended December 31, 2000 and 1999.

                                                    PERCENTAGE OF NET SALES      PERCENTAGE OF NET SALES
                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         DECEMBER 31,                  DECEMBER 31,
                                                  ------------------------      ------------------------
                                                    2000           1999           2000           1999
                                                  ---------      ---------      ---------      ---------
Net sales ......................................    100.0 %        100.0 %        100.0 %        100.0 %
Cost of sales ..................................     84.4           75.2           81.2           76.1
                                                  ---------      ---------      ---------      ---------
Gross profit ...................................     15.6           24.8           18.8           23.9
Marketing, selling and distribution expenses....     12.6           11.5           12.6           12.6
General and administrative expenses ............      5.8            5.1            6.4            6.0
Research and development expenses ..............      1.3            1.0            1.5            1.2
Amortization of goodwill and other intangibles..      0.9            0.2            0.9            0.3
Closure of facilities ..........................      0.8           (0.2)           0.3            0.1
Other (income) charges .........................     (2.6)           0.2           (4.1)           0.3
                                                  ---------      ---------      ---------      ---------
Operating (loss) income ........................     (3.2)           7.0            1.2            3.4
Loss from investment in joint venture ..........      0.1             --            0.1             --
Interest expense, net ..........................      5.5            4.3            5.8            5.1
                                                  ---------      ---------      ---------      ---------
(Loss) income before income taxes ..............     (8.8)           2.7           (4.7)          (1.7)
(Benefit) provision for income taxes ...........     (2.8)           1.0           (1.8)          (0.8)
                                                  ---------      ---------      ---------      ---------
Net (loss) income ..............................     (6.0)%          1.7 %         (2.9)%         (0.9)%
                                                  =========      =========      =========      =========

A net loss of $9.6 million was recorded in the third quarter ended December 31, 2000 compared to net income of $3.0 million in the corresponding three-month period of the prior fiscal year. This loss was due primarily to reported decreases of $23.2 million and $20.4 million, respectively, in net sales and gross profit. Among the factors unfavorably impacting gross profit in the quarter ended December 31, 2000 were: $5.0 million of unfavorable production variances resulting from production inefficiencies caused by the lower production levels of vitamins and herbs; $5.0 million from price decreases in certain products without corresponding benefits from newly negotiated contracts with suppliers; and $2.5 million in provisions for certain obsolete inventory. Another factor contributing to the $12.6 million decrease in net income in the quarter ended December 31, 2000 as compared to the corresponding period of the prior year was the provision of $1.4 million for severance and other costs related to the closure of the Company's plant in Kalamazoo, Michigan. These unusual charges were offset in part by $4.4 million of other income resulting from a $6.0 million settlement with a supplier, net of consulting and legal fees of approximately $1.6 million, and income tax benefits of $6.4 million.

Net sales for the third quarter of fiscal 2001 were $159.5 million, a decrease of $23.2 million or 12.7% versus the third quarter of fiscal 2000. The decrease was due to a decrease of $41.7 million in the Company's sales of vitamins and a decrease of $7.3 million in sales of other non-core products, which were offset by an increase in sales of OTCs of $25.8 million. Sales of OTCs increased primarily as a result of the Acquisition, and the decrease in sales volume in the vitamin category was primarily in sales of vitamin C and E, multivitamins and herbs. The Company provided certain of its retail customers pricing decreases to match reductions offered by the Company's competitors. These price reductions amounted to more than $5.0 million for the quarter ended December 31, 2000. Management estimates that the food, drug and mass market ("FDM Market") declined approximately 8.5% in the thirteen week period ended December 24, 2000 versus the comparable period in 1999. During the nine months ended December 31, 2000 net sales increased $6.5 million or 1.5% compared to the prior year. Sales of OTCs increased by $83.4 million primarily as a result of the Acquisition, and the vitamin category decreased by $69.1 million, primarily from decreases in the sales volume of vitamin C and E, multivitamins and herbs. The significant shift in the Company's sales during the first three quarters of the fiscal year reflects the impact of the slowdown in the FDM Market for vitamins and the additional sales in OTCs due to the Acquisition. Price reductions on key items amounted to approximately $7.0 million for the nine month period ended December 31, 2000. These price reductions matched offers provided by certain of the Company's primary competitors.

Gross profit for the third quarter of fiscal 2001 was $24.8 million, a decrease of $20.4 million, or 45.1%, from $45.2 million in the third quarter of fiscal 2000. The gross profit percentage was 15.6% for the third quarter of fiscal 2001, down from 24.8% in the third quarter of the prior fiscal year. The decrease in gross profit as a percentage of sales is due to a number of factors including approximately $5.0 million in reduced plant efficiencies as a result of lower production volumes. The price reductions described above, combined with the effect of the decrease in sales of higher margin vitamin products and a $2.5 million write down of inventory associated with discontinued products, contributed to a decline in gross profit as a percentage of sales. During the nine months ended December 31, 2000, gross profit decreased $21.7 million versus the first nine months of fiscal year 2000. As a percentage of sales, gross profit margin decreased to 18.8% versus 23.9% in the prior year. The decrease in gross profit as a percentage of sales during the first nine months of fiscal 2001 versus fiscal 2000, is the result of volume related reductions in plant efficiencies, increased inventory reserves for discontinued products and the shift in the product mix from sales of higher margin vitamin products to lower margin OTCs.

================================================================================

PART I                                                                    ITEM 2
================================================================================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

Marketing, selling and distribution expenses, together with general and administrative expenses, and research and development expenses (collectively, "Operating Expenses") decreased by $0.7 million, or 2.0% for the third quarter of fiscal 2001 as compared to the comparable period in fiscal 2000. Excluding operating expenses for Stanley and Granutec, Operating Expenses for the Company were $29.4 million for the third quarter of fiscal 2001, compared to $31.6 million during the third quarter of fiscal 2000. As a percentage of net sales, Operating Expenses were 19.7% during the three months ended December 31, 2000, up from 17.6% during the comparable period in fiscal year 2000. The increase in Operating Expenses as a percentage of sales during the quarter is the result of a decline in sales volume during the quarter compared to the prior fiscal year. For the first nine months of fiscal year 2001, Operating Expenses increased $4.4 million. The increase is primarily the result of the Acquisition. Operating Expenses for Granutec and Stanley accounted for $8.1 million; versus $0.5 during the comparable period of the prior fiscal year. Excluding the Acquisition, Operating Expenses decreased by $3.2 million during the nine months ended December 31, 2000 compared to the same period of fiscal year 2000. The decrease is the result of lower variable expenses due to the lower sales volume and lower fixed spending on marketing and promotional expenses during the first three quarters of the fiscal year, compared to the same three quarters of fiscal 2000.

Amortization of goodwill and other intangibles increased by $1.0 million in the third quarter of fiscal year 2001 and $3.0 million during the first nine months of the fiscal year versus the comparable periods in fiscal year 2000, primarily as a result of the Acquisition.

During the third quarter of fiscal year 2001, the Company announced its plans to close its Kalamazoo, Michigan facility in the fourth quarter of fiscal year 2001. As a result, the Company reserved approximately $1.4 million for severance and other costs related to the closure during the quarter ended December 31, 2000. In addition, the Company recorded a loss in the amount of approximately $0.2 million from the disposal of its Sherburne, New York facility, which the Company closed during the third quarter of fiscal year 2001 and a gain in the amount of approximately $0.4 million from the disposal of its Vancouver, British Columbia facility.

During the third quarter of fiscal 2001, the Company recorded $4.2 million of other income compared to other charges of $0.4 million in the three months ended December 31, 1999. This change was primarily attributable to other income generated by a settlement arising from a supplier dispute in the amount of approximately $6.0 million, which was offset by consulting and legal fees incurred in the amount of approximately $1.6 million. Other operating (income) charges also includes management fees of $0.4 million for both the three months ended December 31, 2000 and 1999. During the nine months ended December 31, 2000, other income was $18.8 million compared to $1.1 million of other charges during the comparable period of the prior fiscal year. Other income includes settlements arising from supplier disputes, in the aggregate amount of $24.3 million which has been offset by consulting and legal fees of $3.1 million. In connection with these settlements, the Company awarded a bonus of approximately $1.2 million to certain of the Company's key management personnel in recognition of the effect of antitrust activity on prior years' compensation. In addition, other (income) charges include $1.1 million of management fees.

In the third quarter of fiscal 2001, net interest expense of $8.7 million represents an increase of $0.9 million from the third quarter of fiscal 2000. Net interest expense increased by $3.6 million during the nine months ended December 31, 2000 versus the nine months ended December 31, 1999. This increase in the three and nine months ended December 31, 2000 was due primarily to an increase in the average outstanding indebtedness of the Company due to the Acquisition and to an increase in interest borrowing rates.

The benefit for income taxes for the third quarter of fiscal 2001 was $4.5 million, compared to a provision of $1.9 million in the third quarter of fiscal 2000. During the first nine months of fiscal year 2001, the benefit for income taxes was $8.3 million compared to a benefit of $3.6 million during the comparable period of fiscal year 2000. Based on the latest estimates, the Company expects its effective tax rate to be approximately 33.0% for the remainder of fiscal 2001.

Primarily as a result of the factors discussed above, a net loss of $9.6 million was recorded in the third quarter of fiscal 2001 compared to net income of $3.0 million in the third quarter of fiscal 2000. For the nine months ended December 31, 2000, the Company recorded a net loss of $13.2 million versus a net loss of $3.9 million recorded in the comparable period of fiscal year 2000.

================================================================================

PART I                                                                    ITEM 2
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

OTHER INFORMATION

Earnings before interest, taxes, depreciation, amortization, other non-cash charges and the charges related to the closure of facilities ("EBITDA") totaled $2.2 million for the third quarter of fiscal 2001, compared to $17.0 million in the comparable period in fiscal 2000. EBITDA for the three quarters of fiscal year 2001, was $25.7 million or $2.7 million lower than EBITDA recorded during the first three quarters ending December 31, 1999. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million for the three months ended December 31, 2000 and 1999, and $1.6 million and $1.4 million during the nine months ended December 31, 2000 and 1999, respectively, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company's debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal year 2001, net cash provided by operating activities totaled $10.3 million. This resulted primarily from a net loss of $13.2 million offset by $21.4 million of non cash charges to operations and changes in operating assets and liabilities totaling $2.1 million. Changes in operating assets and liabilities are comprised of a reduction in accounts receivable of $21.4 million, an increase of $1.9 million in accounts payable, a decrease in other accrued expenses of $3.1 million, a decrease in the bank checks outstanding of $12.7 million, and an increase in inventory spending of $5.4 million. The decrease in accounts receivable resulted from accelerated payment terms negotiated by the Company with certain customers.

During the first nine months of fiscal year 2001, net cash used in investing activities totaled $13.9 million. This was primarily due to net capital expenditures of $6.0 million, $6.3 million in advances related to the negotiation of long term supply arrangements, a $1.9 million investment in a joint venture, partly offset by a decrease of $0.3 million in other non current assets. The major capital expenditures related to investments in capacity expansion at the Company's manufacturing, packaging and distribution facility in South Carolina.

Net cash provided by financing activities during the first nine months of fiscal year 2001 totaled $9.2 million, which primarily related to borrowings of $13.1 million on the Company's revolving facilities and payments in the amount of $4.0 million on other long term debt.

FINANCING ARRANGEMENTS

The Company has entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with certain financial institutions (the "senior lenders"). The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the "Term Facility"), and a revolving credit facility in the amount of U.S. $125.0 million (the "Revolving Facility"), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003.

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on LIBOR or on the applicable alternate base rate (as defined in the Amended Credit Agreement), plus applicable margins, and accordingly, the Company's financial condition and performance is and will continue to be affected by changes in interest rates. On October 8, 1999, the Company entered into an interest protection agreement, with respect to $54.0 million of its indebtedness under the Amended Credit Agreement, whereby the Company will not pay any lower than 5.94% on LIBOR rates plus applicable margin on the interest payable thereon. In connection with this transaction, the Company received approximately $0.2 million that is being recorded as a reduction of interest expense over the period of the agreement, which terminates October 8, 2001. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell

================================================================================

PART I                                                                    ITEM 2
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Subordinated Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including a minimum net worth requirement, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio.

The Company may be required to purchase the Senior Subordinated Notes (the "Subordinated Notes") upon a Change of Control (as defined in the indenture) and in certain circumstances with the proceeds of asset sales. The Subordinated Notes are subordinated to the indebtedness under the Amended Credit Agreement. The indenture governing the Subordinated Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $25.2 million as of December 31, 2000, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Subordinated Notes, are denominated in U.S. dollars.

At December 31, 2000, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 9.27% for U.S. borrowings and 8.52% for Canadian borrowings per annum. The Subordinated Notes bear interest at a rate of 9.6% per annum.

LIQUIDITY

At December 31, 2000, the Company was not in compliance with certain financial covenants contained in the Company's Amended and Restated Credit Agreement (the "Amended Credit Agreement") with certain financial institutions (the "senior lenders"). Such covenant violations constitute events of defaults under the terms of the Amended Credit Agreement and, as a result, all borrowings under the Amended Credit Agreement, aggregating $255 million at December 31, 2000, have been classified as a current liability in the accompanying condensed consolidated balance sheet to reflect the senior lenders' right to accelerate maturity of the loans. The Company currently believes that cash flow from operating activities, combined with its current cash availability, will be sufficient to fund the Company's anticipated working capital requirements, but there can be no assurance in this regard.

Should the senior lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture governing $85 million of Senior Subordinated Notes (the "Subordinated Notes") may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the accompanying condensed consolidated balance sheet. The Company also has an outstanding balance of $6.6 million under an Industrial Development Revenue Bond (the "IRB Loan") that is secured by a letter of credit issued under the Amended Credit Agreement. As per the terms of the Amended Credit Agreement, if an event of default is continuing, upon notice from the senior lenders, the Company would be obligated to reimburse the issuer for the amount equal to the outstanding letter of credit. Accordingly, the IRB Loan has been classified as a current liability in the accompanying condensed consolidated balance sheet.

The Company has entered into a waiver letter with the senior lenders dated as of February 14, 2001 (the "Waiver") under which the senior lenders have agreed to waive such events of default and to forbear exercising any of their rights or remedies under the Amended Credit Agreement for a limited period ending on the earlier of March 30, 2001 or the occurrence of any additional event of default under the Amended Credit Agreement (not waived under the Waiver). The Waiver provides for a one percent increase in the applicable margin effective through and including March 30, 2001, and a fee of $0.4 million to be paid on execution of the Waiver.

Conditions to the Waiver shall survive the expiration of the Waiver including the Company's agreement that: (a) interest will be paid monthly instead of quarterly; and (b) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker's acceptance rate loans.

During the waiver period, the Company intends to work with the senior lenders to develop a revised business plan that would reflect the effects of the operational restructuring and reengineering initiative discussed below and serve as the basis for commencing discussions regarding possible amendments and/or further waivers to the Amended Credit Agreement. In January 2001, the Company borrowed an additional $27.0 million which constituted substantially all remaining amounts available pursuant to the revolving facility under the Amended Credit Agreement.

Additionally, the Company is not precluded from using its available cash resources, which approximates $29.0 million at February 13, 2001, to pay its liabilities and conduct operations in the normal course of business.

There can be no assurance that the waiver will be extended beyond March 30, 2001. If the senior lenders were to accelerate maturity of amounts due under the Amended Credit Agreement and other long-term debt became immediately payable as a result of such action, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these actions.

================================================================================

PART I                                                                    ITEM 2
================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

OPERATIONAL RESTRUCTURING

In response to ongoing trends and increased price competition in the vitamin, mineral and supplement market, management has accelerated a reengineering of the Company's operations (the "initiative") commencing in the fourth quarter of fiscal 2001 to reduce costs and make the most efficient use of the Company's resources. The initiative includes the rightsizing of the organization, by eliminating 500 positions, including those previously identified in the closure of the Largo, Florida, Kalamazoo, Michigan and Vancouver, British Columbia facilities. The Company intends to implement complexity reduction programs, which focus the Company's resources on more profitable product lines and customers. The reduction in the number of individual products will allow for lower sales, marketing and product handling expenses, as well as improved customer service. The Company will continue to develop a global sourcing program to reduce raw material costs and ensure first to market on private label OTC switch programs.

This initiative is intended to improve cash flow and liquidity, and its positive effects should begin to impact the Company's financial statements in the fourth quarter of fiscal year 2001. The Company expects to take a significant charge during the fourth quarter of fiscal 2001 to provide for the cost of the restructuring elements of the initiative while expenditures for costs relating to the reengineering elements of the initiative will be expensed as incurred. Management is currently unable to estimate the total cost of the initiative or the periods in which the costs will be recognized as expenses in the Company's consolidated financial statements.

PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore, the Company will adopt the new requirements effective with the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have significant impact on its results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including statements regarding, without limitation, (i) the Company's reengineering initiatives; (ii) trends in the Company's business; and (iii) the Company's future liquidity requirements and capital resources.

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









































================================================================================

PART I                                                                    ITEM 3
================================================================================

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. See disclosures under Item 7a. "Quantitative and Qualitative Disclosures about Market Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. No significant changes have occurred during the third quarter of fiscal 2001.














































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

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         In response to this Item, the information set forth in Note 1 to Notes of Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               4.26 Notice of Events of Default and Reservation of Rights, presented by the Bank of Nova Scotia

               4.27 Waiver Letter, dated February 14, 2001, pursuant to the Amended and Restated Credit Agreement between the Company and other financial institutions party thereto, as lenders.

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


                                       LEINER HEALTH PRODUCTS INC.




                                       By: /s/ STEPHEN P. MILLER
                                           -------------------------------------
                                           Stephen P. Miller
                                           Senior Vice President and
                                           Chief Financial Officer




Date: February 14, 2001






































================================================================================