Form 10-K405
period 2001-03-31
LEINER HEALTH PRODUCTS INC
filed 2001-06-29
CIK 1043055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-33121

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95–3431709 (I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California 90745
(310) 835-8400
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

             As of June 29, 2001, there were 1,000 shares of the registrant's Common Stock, par value $1, outstanding, none of which were held by non-affiliates.

LEINER HEALTH PRODUCTS INC.

FORM 10-K
For the Fiscal Year Ended March 31, 2001
TABLE OF CONTENTS

PART I.
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III.
Item 10.	Directors and Executive Officers
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

             The data contained in this Form 10-K with respect to the Company's relative market share and competitive position are based on retail sales, and are approximations based on Company estimates and industry sources, including Information Resources, Inc. ("IRI Infoscan"), Multi-Sponsor Survey, Inc. ("Gallup"), and Marketing and Management Information, Inc. ("MMI Data"). The Company believes that such data are inherently imprecise, but are generally indicative of its relative market share and competitive position. Market share data are for the food, drug and mass merchandisers' sector of the vitamin industry ("Mass Market") in the U.S. only and do not include Canadian market share information for Vita Health Products, Inc.

PART I
ITEM 1
BUSINESS

General

              Leiner Health Products Inc. ("Leiner" or the "Company") is one of the nation's leading manufacturers of vitamins, minerals, and nutritional supplements and distributes its products primarily through Mass Market retailers. The Company has approximately a 15.5% share of all Mass Market vitamin sales in the United States, and an over 43% share of the Mass Market private label segment. Notwithstanding the declines experienced in fiscal 2001, Leiner's U.S. vitamin sales have grown at a compound annual rate of approximately 10% per year over the last seven years, higher than the industry growth rate in the U.S. Leiner is also one of the nation's largest private label over-the-counter ("OTC") pharmaceuticals manufacturers. Approximately 26% of the Company’s sales are in OTC pharmaceutical and other products.

             The Company is the ultimate successor to the vitamin product division of P. Leiner & Sons, America, Inc. The division, founded in 1973, was purchased in 1979 by management and Booker plc through Leiner, then named P. Leiner Nutritional Products Corp. (the "Predecessor Company"). On May 4, 1992, Leiner Health Products Group, Inc. ("Leiner Group") acquired Leiner (the "LHP Acquisition") for a total purchase price of approximately $90.9 million. On May 22, 1992, Leiner Group acquired privately held XCEL Laboratories, Inc., a major U.S. private label OTC pharmaceuticals manufacturer for a total purchase price of approximately $24.7 million. On March 8, 1993, XCEL Laboratories, Inc. was merged into Leiner. Leiner subsequently changed its name to Leiner Health Products Inc. Leiner Group was incorporated under the laws of the State of Delaware in 1987 by AEA Investors, Inc. and did not have any significant assets, liabilities or activities prior to the LHP Acquisition. Leiner Group is a holding company with no significant operations or assets other than the stock of Leiner, which it holds through its sole direct subsidiary, PLI Holdings, Inc., itself a holding company ("PLI Holdings"). Leiner Group was recapitalized effective June 30, 1997. See "Recapitalization."

             In January 1997, the Company acquired Vita Health Company (1985) Ltd., one of the leading manufacturers of private label and branded vitamins, minerals and OTC pharmaceuticals in Canada, for a total purchase price of approximately $16.0 million, including $1.1 million of direct acquisition costs. Vita Health Company (1985) Ltd. changed its name in 1998 to Vita Health Products Inc. ("Vita Health"). Vita Health is currently a wholly owned indirect subsidiary of Leiner. Vita Health is headquartered in Winnipeg, Manitoba, Canada. This location serves as Vita Health's headquarters, manufacturing, tableting, packaging and distribution location.

             On December 17, 1999, the Company acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, OTC pharmaceutical drugs in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, OTC pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisition."

             The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal year" refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal year 2001 are references to the Company's fiscal year ended March 31, 2001).

Debt Covenant Non-Compliance and Liquidity

             In 1998, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with certain financial institutions (the “Senior Lenders”). The Amended Credit Agreement contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios. Since December 31, 2000, the Company has not been, and as of March 31, 2001, the Company was not in compliance with certain of these financial covenants. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement. As a result, borrowings under the Amended Credit Agreement, aggregating $278.0 million at March 31, 2001, have been classified as a current liability in the Company’s consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of such loans. See Item 8 “Financial Statements and Supplementary Data.”

             The Company entered into a waiver letter, as well as subsequent amendments (the “Amended Waiver’) with the Senior Lenders. Under the latest amendment, dated as of June 15, 2001, the Senior Lenders agreed to waive such events of default and to forbear exercising any of their rights or remedies under the Amended Credit Agreement for a limited period ending on June 27, 2001. The Amended Waiver expired on June 27, 2001, and on June 28, 2001, the Company received a formal notice of default from its Senior Lenders.

             The Company is currently in active discussions with the Senior Lenders regarding a forebearance agreement that would provide the Company a period of time during which the Senior Lenders would agree not to exercise the remedies available to them while a long-term restructuring solution is pursued.

             Both prior to and during the waiver period, the Company made all scheduled principal and interest payments on a timely basis. The Company has retained financial and legal advisors to assist it in evaluating its restructuring and financing alternatives.  The Company and its financial advisors have provided the Senior Lenders with a business plan that reflects the effects of the operational restructuring and reengineering initiatives discussed below and serves as a basis for discussions regarding a forebearance agreement and long-term restructuring alternatives.

             There can be no assurance that the Company and the Senior Lenders will agree upon the terms of or enter into a forbearance agreement.

             An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit thereunder.

             Should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture (the “Indenture”) governing the $85 million of Senior Subordinated Notes (the “Subordinated Notes”) may also be accelerated. As a result of this uncertainty, the Subordinated Notes have been classified as a current liability in the Company's consolidated balance sheet as of March 31, 2001. On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice will be effective for 179 days.  If the Blockage Notice remains in effect on August 1, 2001, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and failure to pay will constitute an event of default under the Indenture and 25% in the aggregate principal amount of the holders of the Subordinated Notes may accelerate the amounts due under the Indenture.  The Company has initiated negotiations with several major holders of the Subordinated Notes regarding such a long-term restructuring alternative.

             If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, and other long-term debt became immediately payable as a result of such action, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These conditions, together with the Company’s net loss in fiscal 2001 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

             The Amended Waiver provided for a one percent increase in the applicable margin effective through the end of the waiver period.  The Amended Waiver required, among other things, the payment to the Senior Lenders of total fees of $0.8 million, that the management fee and additional expense reimbursement paid to North Castle and/ or its Affiliates pursuant to the terms of the Management Services Agreement on January 2, 2001 in the amount $0.8 million be returned to the Company and that an amount equal to $0.8 million be paid to the Senior Lenders as a prepayment of the loans under the Amended Credit Agreement.  Additionally, further payments of the management fee were not allowed during the waiver period.

             The Amended Waiver also required that during the waiver period and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit, with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1.6 million of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

             Certain conditions to the Amended Waiver survive the expiration of the Amended Waiver including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

Restructuring

             In fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

             In February 2001, workforce reductions occurred at the Company’s locations in Carson, Garden Grove, and Valencia, California, as well as in Kalamazoo, Michigan. When included with the reduction in force related to the Acquisition, affecting the Company’s Largo, Florida, Wilson, North Carolina, and Vancouver, British Columbia locations, the worldwide workforce has been reduced by approximately 500 full time employees, a reduction of over 12%.

             Facility consolidations include the consolidation of the Kalamazoo and Largo facilities into the Company’s Fort Mill, South Carolina location, the consolidation of the Vancouver facility into the Winnipeg, Manitoba facility, and the closure of auxiliary warehouses in Carson, Kalamazoo, Largo, and Vancouver.

             U.S. product line simplification developed in April 2001 includes the planned discontinuation of approximately 2,600 stock keeping units (“SKUs”), approximately 40% of current SKUs available. This discontinuation includes a phase-out period which extends into fiscal year 2002. Approximately 1,500 of those discontinued SKUs will be in vitamin related products with another 1,100 SKUs from the OTC pharmaceutical products. In addition, Vita Health will be discontinuing its Health Food product line. This simplification is a continuous and active process which is expected to yield operational improvements.

             The Company is also conducting a comprehensive rationalization of its customer base. As a result of this process, 47 unprofitable or overly complex customers were identified for discontinuation at March 31, 2001. Plans are already in place to receive final orders, deplete specifically allocated inventory, and close business with these customers. The Company plans to continue to re-assess the profitability of its customer base allowing management to focus on more profitable customers. As of May 31, 2001 an additional group of less profitable, more complex customers were under consideration for discontinuance. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Fiscal 2001 Compared to Fiscal 2000."

             The Company has retained financial, operational and legal advisors to assist it in evaluating its restructuring and financing alternatives. The Company and its financial advisors have provided the Senior Lenders with a business plan that reflects the effects of the operational restructuring and reengineering initiatives discussed above and serves as a basis for discussions regarding long-term restructuring alternatives.  In addition, the Company has engaged a management consulting firm to assist in identifying and implementing improvements to the Company's supply chain processes. These initiatives are anticipated to yield customer service, working capital and operational efficiency improvements.

Recapitalization

             On June 30, 1997, Leiner Group completed a leveraged recapitalization transaction (the "Recapitalization"). The Recapitalization was effected pursuant to a Stock Purchase Agreement and Plan of Merger, dated as of May 31, 1997 (the "Recapitalization Agreement") among Leiner Group, North Castle Partners I, L.L.C. ("North Castle"), and LHP Acquisition Corp., a wholly-owned subsidiary of North Castle (the "Merger Entity"). North Castle, a Delaware limited liability company, is an investment fund formed by Mr. Charles F. Baird, Jr., to effect the Recapitalization. Pursuant to the Recapitalization, Leiner Group repurchased common stock from its existing shareholders in an amount totaling (together with equity retained by such shareholders) $211.1 million, issued $80.4 million of new shares of the recapitalized Leiner Group to North Castle, issued $85 million of Senior Subordinated Notes (the "Subordinated Notes"), and established a $210 million senior secured credit facility that provided for both term and revolving credit borrowings. Immediately upon consummation of the Recapitalization, the obligations of Leiner Group under the Subordinated Notes and the $210 million senior credit facility were assigned to and assumed by the Company. The Recapitalization was accounted for as a recapitalization of Leiner Group, which had no impact on the historical basis of assets and liabilities as reflected in the Company's consolidated financial statements.

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

Seasonality

             Leiner's business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. A significant portion of the Company's sales and a more significant portion of the Company's operating income occur in the second half of the fiscal year as shown below (in millions):

	Net Sales	Operating Income (Loss)

Fiscal 2001 (1)
First quarter	$ 130.1	$ 7.1
Second quarter	165.0	3.5
Third quarter	159.5	(5.2)
Fourth quarter	157.5	(89.1)

	$ 612.1	$ (83.7)

Fiscal 2000
First quarter	$ 120.9	$ -
Second quarter	144.5	2.7
Third quarter (2)	182.7	12.7
Fourth quarter (2)	214.2	23.8

	$ 662.3	$ 39.2

Fiscal 1999
First quarter	$ 122.3	$ 5.9
Second quarter	149.4	7.7
Third quarter	162.2	13.1
Fourth quarter	193.0	20.3

	$ 626.9	$ 47.0

__________

(1)	The downturn in the vitamin market as well as the increasing importance of OTC pharmaceuticals as a percentage of total sales reduced the effects of seasonality in fiscal year 2001. First quarter operating income includes recoveries associated with certain of the Company’s legal proceedings, and the significant operating loss in the fourth quarter is due to operational restructuring activity. This data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Net sales and operating income of $6.1 million and $1.1 million, respectively, in the third quarter of fiscal year 2000 and $33.0 million and $3.1 million, respectively, in the fourth quarter of fiscal year 2000, relate to the Acquisition. See Note 4 of Notes to Consolidated Financial Statements.

Products

             The following table sets forth the net sales of the Company's vitamin, OTC pharmaceutical and other product lines for the periods indicated (in millions):

	Fiscal Years Ended March 31,
	2001	2000	1999

Vitamin products	$424.2	$533.1	$530.1
OTC pharmaceuticals	181.8	98.8	65.6
Other products	6.1	30.4	31.2

Total	$612.1	$662.3	$626.9

Vitamin Products.  The Company sells a full line of vitamin products, including more than 900 products in approximately 7,500 SKUs. Restructuring initiatives are projected to reduce the SKU count by approximately 1,500 SKUs. The Company's products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. The Company's vitamin products include national brand equivalents which compare to the dietary ingredients contained in Centrum®, One-A-Day® and Ginsana®, natural vitamin products such as vitamins C and E and folic acid, minerals such as calcium, supplements such as glucosamine and herbal products such as St. John's wort, ginseng and ginkgo biloba. In addition, Leiner's Your Life® brand is one of the nation's largest broadline vitamin product brands. Sales of vitamins C and E, in the aggregate, accounted for approximately 22.1% of the Company's sales in fiscal 2001.

             The Company sells vitamin products under its customers' store names ("private label products"). The Company estimates that private label products accounted for approximately 82.8% of Leiner's total fiscal 2001 vitamin sales.

             Vita Health produces approximately 450 different types of vitamins and minerals. However, the majority of Vita Health's sales in this segment are concentrated in a few core product categories. The top 5 product categories, which comprise over one-half of Vita Health's vitamin sales, are multivitamins, herbal products, supplements, vitamin C products, and vitamin E products.

 OTC Pharmaceuticals.  The Company markets approximately 300 different OTC pharmaceutical products in approximately 4,300 SKUs, including products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories. Restructuring initiatives are projected to reduce the SKU count by approximately 1,100 SKUs. The Company sells its OTC pharmaceuticals under its customers' private labels as well as its own broadline brand, Pharmacist Formula®, first introduced in 1989.

             Vita Health's OTC pharmaceutical sales are primarily analgesic products and cough and cold products. In Canada, there are two primary classes of analgesic products, those with codeine and those without. Vita Health produces both types of products.

             In the Acquisition, the Company acquired rights from Novopharm to market and manufacture pharmaceutical products previously available only by prescription, but now sold over-the-counter, ("Rx-to-OTC switch products"), including Ranitidine and Naproxen Sodium. The Company intends to use the Chemistry, Manufacturing and Control ("CMC") experience, (also gained in the Acquisition), with these and other Rx-to-OTC switch products to further broaden its OTC product line. See "Government Regulation-OTC Pharmaceuticals."

 Services; Other Products.  The Company performs contract manufacturing services for selected consumer product companies. The Company utilizes existing facilities, production equipment and personnel to manufacture and package the contract manufactured products and earns a profit margin based upon pre-established pricing.

Customers

             The Company's vitamin products are sold in all 50 states through more than 50,000 retail outlets, including drug store, supermarket, mass merchandising, and warehouse club chains, as well as in convenience stores and through the United States military outlets worldwide. Leiner is the vitamin category manager for many leading retailers. The Company's vitamin product customers include eight of the ten largest drug store chains (including CVS Corp., Walgreen Company, Rite Aid Corporation, Eckerd Corporation, and Longs Drug Stores), nine of the ten largest supermarket chains (including Kroger Co., Albertson's, Inc., Safeway, Ahold USA, and Winn-Dixie Stores), six of the ten largest mass merchandising chains (including Wal-Mart, Target and Kmart), and the two largest warehouse club chains (Sam's Club and Costco). During fiscal 2001, the Company had approximately 190 active U.S. customers. One of the Company’s restructuring initiatives is to refocus on key customers, which will change this figure. In fiscal 2001, two customers accounted for approximately 34% and 12% of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 2001. The Company's top ten customers in the aggregate accounted for approximately 72% of the Company's sales for fiscal 2001.

             The Company is currently conducting a comprehensive rationalization of its customer base. As a result of this process, 47 unprofitable or overly complex customers were identified for discontinuation at March 31, 2001. Plans are in place to receive final orders, deplete specifically allocated inventory, and close business with these customers. The Company plans to continue to re-assess the profitability of its customer base allowing management to focus on more profitable customers. As of May 31, 2001, an additional group of less profitable, more complex customers were under consideration for discontinuance. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Fiscal 2001 Compared to Fiscal 2000."

Backlog Orders

             The Company had approximately $29.8 million in backlog orders, believed to be firm, as of March 31, 2001. Substantially all of these orders are expected to be shipped in fiscal 2002. The Company had $20.5 million in backlog orders, believed to be firm, as of March 31, 2000.

             The backlog trend into FY2002 remains positive versus the prior year. As of May 31, 2001, backlog orders approximated $39.2 million or 81% greater than at the equivalent time in the prior year.

Purchased Materials

             The Company purchases from third party suppliers raw materials and certain products that the Company does not manufacture. Although the Company currently has supply arrangements with several suppliers regarding some but not all ingredients and products, and the Company's purchased materials are generally available from numerous sources, an unexpected interruption of supply could materially adversely affect the Company's results of operations. Two suppliers provided approximately 20% of the materials purchased during fiscal 2001 by the Company. No other single supplier accounted for more than 10% of the Company's material purchases.

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

Employees

             In February 2001, workforce reductions occurred at the Company’s locations in Carson, Garden Grove, and Valencia, California, as well as in Kalamazoo, Michigan. When included with the reduction in force related to the Acquisition, affecting the Company’s Largo, Florida, Wilson, North Carolina, and Vancouver, British Columbia locations, the worldwide workforce has been reduced by approximately 500 full time employees, a reduction of over 12%.

             As of March 31, 2001, the Company had 2,606 full-time employees; 961 employees were engaged in executive or administrative capacities and 1,645 employees were engaged in manufacturing, packaging or distribution. In addition, as of March 31, 2001, the Company employed approximately 756 temporary employees. The large number of temporary employees gives the Company significant flexibility to adjust staffing levels in response to seasonal fluctuations in demand. A collective bargaining unit represents certain of the Vita Health employees. The Company considers its relations with its employees to be good.

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

 FDA.  The United States Food and Drug Administration exercises authority over three aspects of the Company's business: (i) the labeling and marketing of dietary supplements, (ii) the labeling and marketing of monograph OTC, and abbreviated New Drug Application ("ANDA"), and (iii) the operation of its manufacturing and packaging facilities.

 Dietary Supplements.  The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994 and amends the Federal Food, Drug and Cosmetic Act to (i) define dietary supplements, (ii) expand with certain limitations the number of products that can be marketed as dietary supplements, (iii) permit "structure/function" statements for all nutrition supplement products, including herbal products and (iv) permit the use of certain published literature in the sale of vitamin products. Dietary supplements are regulated as food products under DSHEA, and the FDA is prohibited from regulating the dietary ingredients in supplements as food additives, or the supplements as drugs, unless product claims trigger drug status.

             DSHEA provides for specific nutritional labeling requirements for dietary supplements. The latest FDA labeling regulations were effective March 23, 1999. DSHEA permits substantiated, truthful and nonmisleading statements of nutritional support to be made in labeling, including describing the positive effects on general well-being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, DSHEA authorizes the FDA to promulgate current good manufacturing practices specific to the manufacture of dietary supplements, to be modeled after current good manufacturing practices for food.

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

             The Company also markets Rx-to-OTC switch products, which have gone through an FDA review and approval process before the products can be distributed. The Company acquired from Novopharm, five Rx-to-OTC switch products (Naproxen Sodium Tablets USP, Ibuprofen Tablets USP, Cimetidine Tablets USP, Loperamide Tablets, USP, and Ranitidine Tablets, USP) that were approved through the ANDA review process by the Office of Generic Drugs, FDA. Based on current FDA regulations, all CMC issues related to these products are controlled by the information included in the ANDAs. Changes to the approved ANDAs and, therefore, changes to these products, are governed by specific regulations and guidances that determine when changes, if approved by the FDA, can be implemented. The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act) can give a three-year period of marketing exclusivity to a company that obtains FDA approval of an Rx-to-OTC switch product. Unless Leiner establishes relationships with such companies having exclusive marketing rights, the Company's ability to market Rx-to-OTC switch products and offer its customers products comparable to the national brand products would be delayed until the expiration of the exclusivity granted to the company initiating such a switch. There can be no assurance that, in the event that the Company applies for FDA approvals, the Company would obtain such approvals to market Rx-to-OTC switch products or, alternatively, that the Company would be able to obtain such products from other manufacturers.

             The Company is also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the Drug Enforcement Administration (DEA) to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 establishes certain registration and recordkeeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine. While certain of the Company's OTC pharmaceutical products contain pseudoephedrine, none of the Company's products contain ephedrine, a chemical compound that is distinct from pseudoephedrine. The Company has discontinued all products containing phenylpropanolamine. Pseudoephedrine is a common ingredient in decongestant products manufactured by the Company and other pharmaceutical companies.

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

 CPSC.  The United States Consumer Product Safety Commission has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have such closures, and has adopted rules on the testing of such closures by both children and adults. The Company, working with its packaging suppliers, believes that it is in compliance with all CPSC requirements.

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

 State Regulation.  All states regulate foods and drugs under local laws that parallel federal statutes. Because the NLEA gave the states the authority to enforce many labeling prohibitions of the Federal Food, Drug, and Cosmetic Act after notification to the FDA, the Company and other dietary supplement manufacturers may be subject to increasing state scrutiny for NLEA compliance, as well as increasing FDA review. The Company is also subject to California Proposition 65 and state consumer health and safety regulations, which could have a potential impact on the Company's business if any of the Company's products were ever found not in compliance. The Company is not engaged in any enforcement or other regulatory actions and is not aware of any products, which are not in compliance with California Proposition 65 and other similar state regulations.

 USP.  The United States Pharmacopoeia Convention, Inc. is a nongovernmental, voluntary standard–setting organization. Its drug standards are incorporated by reference into the Federal Food, Drug, and Cosmetic Act as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most OTC pharmaceuticals. The FDA requires USP compliance as part of cGMP.

             The USP began adopting standards for vitamin and mineral dietary supplements in 1994. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. These standards are codified in the USP Monographs and the USP Manufacturing Practices. In 1995, USP compliance included the standards for disintegration and dissolution. While USP standards for vitamins are voluntary, and not incorporated into federal law, customers of the Company may demand that products they are supplied meet these standards. Label claims of compliance with the USP may expose a company to FDA scrutiny for such claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company's products labeled USP meet the USP standards.

 Canadian Regulation.  In Canada, the Company's products are subject to federal and provincial law, particularly federal drug legislation. Government regulation under the Food and Drug Act and the regulations thereunder (the "Canadian Act") require regulatory approvals of such products through a drug identification number ("DIN") by Health Canada-Health Products and Food Branch (the "HPFB"). All substances sold for ingestion by humans are regulated either as a food or drug under the Canadian Act. In addition, certain of the Company's products are subject to government regulation under the Canadian Controlled Drugs and Substances Act and the regulations thereunder ("CDSA"). The Canadian Act and the CDSA are enforced by the HPFB.

             The Canadian Act governs the processing, formulation, packaging, labeling, advertising and sale of the Company's products and regulates what may be represented to the public on labels and in promotional material, in respect of the properties of the various products. The Canadian Act also provides that any drugs sold in Canada must have a label affixed thereto which shows certain information such as its proper scientific or common name, the name and address of the manufacturer, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, no person may sell a drug unless it has been assigned a DIN. DINs are obtained through an application to the HPFB. Regulations under the Canadian Act require all manufacturers to pay annual fees for their DINs. HPFB approval for the sale of the Company's products may be subject to significant delays despite the Company's best efforts.

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

Intellectual Property

             The Company regards its trademarks and other proprietary rights as valuable assets and believes they are important in the marketing of the Company's products. Among the Company's most significant trademarks are Natures Origin™, Your Life®, Pharmacist Formula®, Daily Pak®, Central-Vite® and Bodycology®. The Company has registered its marks in the United States and approximately 56 foreign countries. The Company now owns, through its wholly owned subsidiaries, 170 trademark registrations in the United States and 266 registrations abroad, as well as 86 pending applications for registration of trademarks in the United States and 27 pending applications in other countries. The Company intends to maintain the foreign and domestic registrations of its trademarks so long as they remain valuable to its business. The Company vigorously polices its marks and protects them from infringement.

             The Company does not currently have any patents on its proprietary processes. While the Company believes most of its proprietary processes are trade secrets better protected by stringent confidentiality, it is seeking patent protection for a few of its processes.

Environmental Matters

             The Company is subject to various United States and Canadian federal, state, provincial and local environmental laws and regulations. The costs of complying with such laws and regulations have not had, and are not expected to have, a material adverse effect on the business of the Company.

Risk Factors

Substantial Leverage; Default Under Amended Credit Agreement. In 1998, the Company entered into the Amended Credit Agreement with the Senior Lenders, and as a result the Company is highly leveraged. The Amended Credit Agreement contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios. Since December 31, 2000, the Company has not been, and as of March 31, 2001 the Company was not in compliance with certain of these financial covenants. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement. As a result, borrowings under the Amended Credit Agreement, aggregating $278.0 million at March 31, 2001, have been classified as a current liability in the Company’s consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of such loans. See Item 8 "Financial Statements and Supplementary Data."

             The Company entered into the Amended Waiver with the Senior Lenders. Under the latest amendment, dated as of June 15, 2001, the Senior Lenders agreed to waive such events of default and to forbear exercising any of their rights or remedies under the Amended Credit Agreement for a limited period ending on June 27, 2001.  The Amended Waiver expired on June 27, 2001, and on June 28, 2001, the Company received a formal notice of default from its Senior Lenders.

             The Company is currently in active discussions with the Senior Lenders regarding a forebearance agreement that would provide the Company a period of time during which the Senior Lenders would agree not to exercise the remedies available to them while a long-term restructuring solution is pursued.

             Both prior to and during the waiver period, the Company made all scheduled principal and interest payments on a timely basis.  The Company has retained financial and legal advisors to assist it in evaluating its restructuring and financing alternatives.  The Company and its financial advisors have provided the Senior Lenders with a business plan that reflects the effects of the operational restructuring and reengineering initiatives, (see Item 1 "Business-Restructuring") and serves as a basis for discussions regarding a forebearance agreement and long-term restructuring alternatives.

             There can be no assurance that the Company and the Senior Lenders will agree upon the terms of or enter into a forbearance agreement.

             An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit thereunder.

             The Subordinated Notes are unsecured, senior subordinated obligations of Leiner, and as such, are subordinated in right of payment to all existing and future senior debt of Leiner, including indebtedness of Leiner under the Amended Credit Agreement and Leiner's guarantee of indebtedness of Vita Health under the Amended Credit Agreement. The Subordinated Notes rank pari passu with all senior subordinated indebtedness of Leiner, if any, and rank senior to all subordinated indebtedness of Leiner, if any. The Subordinated Notes are also effectively subordinated to all secured indebtedness of Leiner to the extent of the value of the assets securing such indebtedness, and to all existing and future obligations and liabilities of Leiner's subsidiaries. The obligations of Leiner under the Amended Credit Agreement are secured by substantially all of the assets of Leiner and any future U.S. subsidiary of Leiner and a pledge of the capital stock of Leiner and any such subsidiary and 65% of the capital stock of any direct foreign subsidiary of Leiner. The obligations of Vita Health under the Amended Credit Agreement are additionally secured by substantially all of the assets of Vita Health and its Canadian parents and subsidiaries.

             In the event of bankruptcy, liquidation, dissolution, reorganization or any similar proceeding regarding Leiner, or any default in payment or acceleration of any debt thereof, the assets of Leiner will be available to pay obligations on the Subordinated Notes only after the senior debt of Leiner has been paid in full, and there may not be sufficient assets remaining to pay amounts due on all or any of such Subordinated Notes.

             Should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the Indenture governing the Subordinated Notes may also be accelerated. As a result of this uncertainty, the Subordinated Notes have been classified as a current liability in the Company's consolidated balance sheet as of March 31, 2001. On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations.  The Blockage Notice is effective for 179 days.  If the Blockage Notice remains in effect on August 1, 2001, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and failure to pay will constitute an event of default under the Indenture and 25% in aggregate principal amount of the holders of the Subordinated Notes may accelerate the amounts due under the Indenture. The Company has initiated negotiations with several major holders of the Subordinated Notes regarding such a long-term restructuring alternative.

             If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, and other long-term debt became immediately payable as a result of such action, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all.  These conditions, together with the Company’s net loss in fiscal 2001 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

             The Company also has an outstanding balance of $6.6 million under an Industrial Development Revenue Bond (the “IRB Loan). The IRB Loan is secured by a letter of credit issued under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, if an event of default were continuing, upon notice from the Senior Lenders, the Company would be obligated to reimburse the issuer for the amount equal to the outstanding letter of credit. Accordingly, the IRB Loan has been classified as a current liability in the Company’s consolidated balance sheet.

             During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health's manufacturing facility in Canada. As of March 31, 2001, Vita Health has received approximately $1.6 million in advances on the loan, which also has been classified as a current liability in the Company’s consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1.9 million. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

             The Amended Waiver provided for a one percent increase in the applicable margin effective through the end of the waiver period.  The Amended Waiver required, among other things, the payment to the Senior Lenders of total fees of $0.8 million, that the management fee and additional expense reimbursement paid to North Castle and/ or its Affiliates pursuant to the terms of the Management Services Agreement on January 2, 2001 in the amount $0.8 million be returned to the Company and that an amount equal to $0.8 million be paid to the Senior Lenders as a prepayment of the loans under the Amended Credit Agreement. Additionally, further payments of the management fee were not allowed during the waiver period.

             The Amended Waiver also required that during the waiver period and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit, with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1.6 million of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

             Certain conditions to the Amended Waiver survive the expiration of the Amended Waiver including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

Fraudulent Transfer Considerations.  The incurrence of the indebtedness evidenced by the Subordinated Notes may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy case or lawsuit is commenced by or on behalf of unpaid creditors of the Company.

Control of the Company.  North Castle holds approximately 85.7% of the issued and outstanding Leiner Group voting common stock. Pursuant to the terms of the Leiner Group Stockholders Agreement, dated as of June 30, 1997, as amended (the "Stockholders Agreement"), and entered into in connection with the Recapitalization, North Castle controls the Company and has the power to appoint new management and approve any action requiring the approval of the holders of Leiner Group common stock, including adopting amendments to Leiner Group's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. There can be no assurance that the interests of North Castle will not conflict with the interests of the holders of the Subordinated Notes. Under North Castle's operating agreement, Mr. Baird has authority and discretion over the business affairs and operations of North Castle. See Item 10 “Directors and Executive Officers” and Item 13 “Certain Relationships and Related Transactions.”

 Change of Control.  Upon the occurrence of a Change of Control (as defined in the indenture governing the Subordinated Notes), the Company will be required to make an offer to purchase all of the outstanding Subordinated Notes at a price equal to 101% of the principal amount thereof at the date of purchase plus accrued and unpaid interest, if any, to the date of purchase. The occurrence of certain of the events that would constitute a Change of Control under the indenture governing the Subordinated Notes would constitute a default under the Amended Credit Agreement and might constitute a default under other indebtedness of the Company. In addition, the Amended Credit Agreement prohibits the purchase of the Subordinated Notes in the event of a Change of Control, unless and until such time as the indebtedness under the Amended Credit Agreement is repaid in full. The Company's failure to purchase the Subordinated Notes in such instance would result in default under each of the indentures governing the Subordinated Notes and the Amended Credit Agreement. The inability to repay the indebtedness under the Amended Credit Agreement, if accelerated, could have material adverse consequences to the Company and to the holders of the Subordinated Notes. Future indebtedness of the Company may also contain prohibitions of certain events or transactions that could constitute a Change of Control or require such indebtedness to be repurchased upon a Change of Control. In the event of a Change of Control, there can be no assurance that the Company would have sufficient assets to satisfy all of its obligations under the Amended Credit Agreement and the Subordinated Notes.

 Effect of Research and Publicity on Vitamin Product Business.  The Company believes the negative growth experienced in the last two years by the vitamin product business is based largely on national media attention regarding recent scientific research suggesting potential dangers from regular consumption of certain vitamin products. Various studies published since 1992 by researchers at major universities have suggested an association between regular consumption of antioxidant supplements such as vitamins E and C and a reduced risk of certain diseases, including heart disease, cancer and Alzheimer's disease. In addition, certain other studies have reported that consumption of folic acid (a B vitamin) can aid prevention of heart disease and neural tube birth defects. Such research has been described in major medical journals, magazines, newspapers and television programs. However, recent studies relating to certain antioxidants have produced results contrary to the favorable indications of other prior and subsequent studies. The scientific research to date with respect to antioxidants and certain other of the Company's products is not conclusive, and there can be no assurance of future favorable scientific results and media attention, or the absence of unfavorable or inconsistent findings. In the event of future unfavorable scientific results or media attention, the Company's sales of vitamin products could be materially adversely affected.

 Potential for Increased Government Regulation.  The manufacturing, processing, formulation, packaging, labeling, advertising and sale of the Company’s products are subject to regulation by one or more United States and Canadian federal agencies, including the FDA, the FTC, CPSC and Health Canada. The Company’s activities are also regulated by various agencies of the states, provinces, localities and countries in which the Company’s products are sold. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by voluntary standard organizations, such as the USP. See “Government Regulation.”

 Reliance on Certain Customers and Certain Products.  In fiscal 2001, the Company had approximately 190 active U.S. customers. One of the Company’s restructuring initiatives is to refocus on key customers, which will change this figure. In fiscal 2001, two customers accounted for approximately 34% and 12% of the Company's sales. Each of the Company's other major customers accounted for less than 10% of the Company's sales for fiscal 2001. The Company's top ten customers, in the aggregate, accounted for approximately 72% of the Company's sales for fiscal 2001. Sales of vitamins C and E, in the aggregate, accounted for approximately 22% of the Company's sales in fiscal 2001. If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company's results of operations could be materially adversely affected.

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

 Exposure to Product Liability Claims.  The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of $81 million of insurance coverage, including primary product liability and excess liability coverage with deductibles of $0.3 million per claim, subject to an annual aggregate deductible limit of $1 million. There can be no assurance that product liability insurance will continue to be available at an economically reasonable cost or that the Company's insurance will be adequate to cover liability the Company incurs in respect to product liability claims. See also Item 3 “Legal Proceedings.”

 Reliance on Key Management.  The operation of the Company requires managerial and operational expertise. Leiner has entered into severance benefit agreements with certain members of Leiner senior management. See Item 11 “Executive Compensation-Severance Arrangements.” If, for any reason, key personnel do not continue to be active in Leiner management, operations could be adversely affected.

 Risks Associated With International Markets. Operating in international markets exposes the Company to certain risks, including, among other things, (i) changes in or interpretations of foreign import, currency transfer and other restrictions and regulations that among other things may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, particularly in light of the Company's substantial interest payment obligations, which must be paid in United States and Canadian dollars, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs, and (iv) economic and political instability.

ITEM 2
PROPERTIES

             The following table sets forth the location, type of facility, square footage and ownership interest in each of the Company's principal facilities. The Company also leases certain additional office space throughout the United States.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Date of Lease Expiration
British Columbia, Canada	Manufacturing and offices	37,000	Leased	6/15/01	(1)(2)
British Columbia, Canada	Manufacturing and distribution	48,000	Leased	5/31/03	(2)
British Columbia, Canada	Distribution	38,000	Leased	6/30/01	(2)
Carson, CA	Packaging, distribution and corporate offices	471,500	Leased	3/31/04	(3)
Carson, CA	Distribution and offices	80,343	Leased	3/31/04
Fort Mill, SC	Manufacturing, packaging and distribution	558,900	Leased	7/31/13
Garden Grove, CA	Manufacturing	138,500	Leased	10/31/02	(4)
Garden Grove, CA	Manufacturing	6,960	Leased	4/30/01	(5)
Kalamazoo, MI	Manufacturing	51,250	Owned	-	(6)(7)
Kalamazoo, MI	Auxiliary warehouse	14,040	Leased	6/29/02	(7)
Largo, FL	Packaging, distribution and offices	71,000	Leased	10/31/03	(7)
Largo, FL	Auxiliary warehouse	42,914	Leased	11/30/03	(7)
Valencia, CA	Manufacturing	52,510	Leased	8/31/05
Wilson, NC	Manufacturing, warehouse and offices	125,000	Owned	-
Wilson, NC	Auxiliary warehouse	6,942	Owned	-
Winnipeg, Canada	Manufacturing, packaging and distribution	185,000	Owned	-

__________
(1)         This facility was previously owned and was leased back by the Company until 6/15/01.
(2)         The British Columbia operations are in the process of being merged with Winnipeg.
(3)         The Company has the option to extend by 10 years.
(4)         The Company is currently in negotiations to extend the lease to 2011.
(5)         This property was vacated as of 4/30/01.
(6)         This property has been listed for sale.
(7)         This property was dormant and not in operation at 3/31/01.

             The Company believes that its facilities and equipment are generally well maintained and in good operating condition.

             Leiner's active manufacturing and distribution facilities consist of approximately 1.8 million square feet of owned or leased plant and office facilities in seven locations, in three U.S. states and one Canadian Province. The Company is one of the largest manufacturers in the North American vitamin products industry and is capable of packaging over 25 billion doses each year. In April 1995, Leiner was the first major vitamin product manufacturer to be certified as being in compliance with USP's vitamin manufacturing standards, which became effective in January 1995. The Company's U.S. facilities were audited by an independent quality assurance laboratory and received the laboratory's highest categorical rating. All of the Company's U.S. manufacturing facilities also have been audited by the FDA and have been found to be in compliance with the FDA's cGMP.

             Leiner has four U.S. manufacturing facilities, which are located in Garden Grove, California, Valencia, California, Wilson, North Carolina and Fort Mill, South Carolina. The primary manufacturing facilities for the Company's vitamin products and OTC pharmaceuticals are its 138,500 square foot Garden Grove plant, its 125,000 square foot Wilson plant and its 558,900 square foot Fort Mill facility. In the event of a catastrophic casualty to one of the Company's primary vitamin or OTC tableting facilities, the Company has the ability to shift production to other facilities. The Company operates 42 tableting machines in its Garden Grove, California facility, 12 tableting machines in its Fort Mill, South Carolina facility and 7 tableting machines in its Wilson, North Carolina facility. In fiscal 2001, the Company operated three packaging and distribution facilities in the U.S., which are located in Carson, California, Fort Mill, South Carolina and Largo, Florida. These facilities are equipped with a total of 32 packaging lines, and, as with tableting, products can be shifted between facilities in the event such a need arises.

             In fiscal 1999, the Company established the Fort Mill, South Carolina manufacturing, packaging and distribution center. The center serves the Company's retail customers throughout the eastern United States and operated at 65% capacity in fiscal 2001. The center will employ approximately 800 employees when it becomes fully operational. The majority of these employees will be recruited from the local labor force with a smaller percentage relocating from the Company's other facilities.

             Vita Health currently tablets, bottles and packages its products in a modern, newly expanded 185,000 square foot facility in Manitoba of which approximately 20,000 square feet is office space.

ITEM 3
LEGAL PROCEEDINGS

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

             During fiscal 2001 and 2000, the Company entered into settlement agreements with several of its suppliers named in the Antitrust Lawsuit (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, the Company agreed to release all claims it may have against the suppliers based on the Company's purchases of various vitamins from the suppliers and to opt out of any settlements in connection with the Antitrust Lawsuit in so far as it pertains to these suppliers. In exchange for the Company's release and agreement to opt out of any settlements in connection with the Antitrust Lawsuit, the Company has been awarded settlements in the aggregate amount of approximately $24.3 million and 2.4 million in the years ended March 31, 2001 and 2000, respectively, which were offset by legal, consulting and other related expenses of approximately $4.3 million and $0.2 million, respectively.

             The Amended Waiver also required that during the waiver period and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit, with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1.6 million of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

             The Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

             The Company, like other retailers, distributors and manufacturers of products that are ingested, faces a risk of exposure to product liability claims in the event that, among other things, the use of its products results in injury. With respect to product liability coverage, the Company currently has an aggregate of $81 million of insurance coverage, including primary product liability and excess liability coverage with deductibles of $0.3 million per claim, subject to an annual, aggregate deductible limit of $1 million.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II
ITEM 5
MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

             There is no trading market for the Company's Common Stock. All of the outstanding shares of the Company's Common Stock are held by PLI Holdings. The Company did not pay any dividends in fiscal 2001 or fiscal 2000.

ITEM 6
SELECTED FINANCIAL DATA

             The following table presents selected historical financial data derived from the consolidated financial statements of the Company. This data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.”

	Fiscal Years Ended March 31,
	2001	2000	1999	1998	1997
	(dollars in millions)
Statement of Operations Data:
Net sales	$612.1	$662.3	$626.9	$502.1	$392.8
Cost of sales	559.5	495.7	463.6	368.6	288.6
Gross profit	52.6	166.6	163.3	133.5	104.2
Marketing, selling and distribution expenses	81.2	78.8	72.2	61.1	51.1
General and administrative expenses	48.7	38.9	36.9	29.3	22.1
Research and development expenses	9.4	7.3	5.2	1.7	0.5
Amortization of goodwill and other intangibles	5.6	2.7	1.7	1.7	1.5
Restructuring charges	9.8	0.6	0.4	1.2	1.4
Expenses related to recapitalization of parent(1)	-	-	-	32.8	-
Other operating (income) charges	(18.4)	(0.9)	(0.1)	1.3	0.9
Operating income (loss)	(83.7)	39.2	47.0	4.4	26.7
Loss from investment in joint venture	0.7	0.1	-	-	-
Interest expense, net	36.0	31.1	28.7	19.5	8.3
Income (loss) before income taxes and extraordinary item	(120.4)	8.0	18.3	(15.1)	18.4
Provision for income taxes before extraordinary item	(1.5)	3.1	8.0	1.2	8.0
Income (loss) before extraordinary item	(118.9)	4.9	10.3	(16.3)	10.4
Extraordinary loss, net of taxes	-	-	-	1.1	2.8
Net income (loss)	$(118.9)	$4.9	$10.3	$(17.4)	$7.6
Balance Sheet Data (end of period):
Working capital (deficit)	$(282.5)	$161.6	$166.6	$106.1	$79.4
Total assets	406.5	509.5	425.5	365.8	284.6
Total debt	374.4	344.1	321.9	258.8	105.4
Minority interest in subsidiary	-	-	-	1.0	4.7
Total common shareholder's equity (deficit)	(114.4)	5.6	(19.5)	(29.9)	80.2
Other Data:
Gross margin	8.6%	25.2%	26.0%	26.6%	26.5%
EBITDA(2)	$(44.4)	$59.3	$61.8	$27.3	$38.1
EBITDA margin(2)	(7.3)%	9.0%	9.9%	5.4%	9.7%
Depreciation and amortization(3)	$30.3	$19.6	$14.3	$13.3	$12.3
Capital expenditures	8.1	15.6	17.5	14.4	3.5
Cash flows from operating activities	12.0	48.9	(38.3)	(18.4)	23.2
Cash flows from investing activities	(18.6)	(76.6)	(21.7)	(18.9)	(8.5)
Cash flows from financing activities	32.9	30.7	59.0	36.1	(13.8)
Ratio of total debt to EBITDA(2)	-	5.8x	5.2x	9.5x	2.8x
Ratio of EBITDA to interest expense(2)(4)	-	2.0	2.3	1.5	4.7
Ratio of earnings to fixed charges(2)(5)	-	1.2	1.6	-	2.9

__________

(1)	During fiscal 1998, non-recurring charges relating to the Recapitalization, consisting of (x) a compensation charge incurred by the Company for the in-the-money value of existing stock options of $15.6 million which were (i) converted into an equivalent value of Equity Rights at the date of the Recapitalization, (ii) paid out in cash, or (iii) exercised for common stock (or a combination thereof), (y) $5.2 million in transaction bonuses which were paid to members of the Company's management subsequent to the Recapitalization, and (z) expenses aggregating $12.0 million incurred by Leiner Group in connection with its capital raising activities. These non-recurring charges contributed significantly to the Company's net loss of $17.4 million for fiscal 1998.

(2)	"EBITDA," as presented, represents earnings before interest expense, income taxes, depreciation and amortization and other non-cash charges, consisting of (i) the write off of deferred financing charges, net of income taxes, included as an extraordinary item in the statements of operations for fiscal 1998 and fiscal 1997, (ii) non-cash stock compensation charges, including those recorded in connection with the June 1997 Recapitalization (see Item 1 “Business-Recapitalization”), (iii) expenses related to the closure of facilities, and (iv) other non-cash charges in fiscal 1997. Please note: ratios were not calculated for periods with negative EBITDA.

EBITDA is calculated as follows (in thousands):

	Fiscal Years Ended March 31,
	2001(a)	2000	1999	1998(b)	1997

Net income (loss)	$(118,902)	$4,872	$10,307	$(17,417)	$7,638
Add back:
Interest expense, net (4)	35,947	31,123	28,732	19,494	8,281
Income taxes	(1,487)	3,098	8,034	1,196	8,028
Depreciation and amortization(3)(4)	30,282	19,622	14,319	13,349	12,309
Restructuring charges	9,761	608	380	1,221	1,416
Extraordinary item	-	-	-	1,109	295
Compensation related to stock options	-	-	-	8,300	99
Other non-cash charges	-	-	-	-	18
Subtotal	74,503	54,451	51,465	44,669	30,446
EBITDA	$(44,399)	$59,323	$61,772	$27,252	$38,084

__________
             (a)         Excluding other Operational Restructuring related charges, EBITDA would have been $23.0 million for fiscal 2001.
             (b)        Excluding the Recapitalization related expenses, EBITDA would have been $51.8 million for fiscal 1998.

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

(3)	Depreciation and amortization as presented here does not include the amortization of deferred financing fees. In the statement of cash flows in the consolidated financial statements, the amortization of deferred financing fees is included in depreciation and amortization.
(4)
For purposes of calculating the ratio of EBITDA to interest expense, interest expense excludes the amortization of deferred financing fees, which is included in interest expense in the statement of operations in the consolidated financial statements.
(5)
In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing fees, whether capitalized or expensed, plus one-third of rental expense under operating leases (the portion that has been deemed by the Company to be representative of an interest factor). Earnings were inadequate to cover fixed charges by $79.3 million and $15.1 million for the years ended March 31, 2001 and 1998, respectively.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company contained elsewhere in this report. The Company's fiscal year ends on March 31 of each year. References herein to a "fiscal year" refer to the Company's fiscal year ended March 31 in the calendar year indicated (e.g., references to fiscal 2001 are references to the Company's fiscal year ended March 31, 2001).

General

              Current Trends.  The Company believes that overall trends in the vitamin industry are the most significant trends affecting the Company's financial performance. For the 52 week period ended March 25, 2001, vitamin sales for the U.S. Mass Market decreased approximately 5.6% versus the comparable period in the prior year. For the 52 week period ended March 26, 2000, vitamin sales for the U.S. Mass Market had increased more than 7% over the prior 52 week period. According to industry sources, between 1992 and 2001, vitamin sales for the Mass Market increased at a compound annual rate of approximately 13% to $3.3 billion, as the percentage of American adults regularly using vitamins increased from 37% to 48%.

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

             Operational Restructuring.  In fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization, a de-emphasis on research and development activities, and actions to improve supply chain management and realize working capital, customer service and operational efficiencies.

             During fiscal 2001, the Company reduced its workforce in its Carson, Garden Grove and Valencia, California locations, as well as in Kalamazoo, Michigan. Severance and other costs related to such reductions totaled $5.5 million, and is being paid to the terminated employees on a weekly basis through February 2002. When added to the reduction in force related to the Acquisition the worldwide workforce has been reduced by approximately 500 full time employees.

             Facility consolidations include the consolidation of the Kalamazoo, Michigan and Largo, Florida facilities into the Company’s Fort Mill, South Carolina location, the consolidation of the Vancouver, British Columbia facility into the Winnipeg, Manitoba facility, and the closure of auxiliary warehouses in Carson, Kalamazoo, Largo and Vancouver. Such consolidations are expected to be completed during the first quarter of fiscal 2002.

             The following table summarizes the activities in the Company’s restructuring reserves (in millions):

	Costs for Terminated Employees	Facility Consolidation and Other	Total

Restructuring charges	$5.5	$4.3	$9.8
Cash payments	(1.8)	(1.6)	(3.4)
Accrued restructuring charges at March 31, 2001	$3.7	$2.7	$6.4

             In addition to the workforce reductions and facility consolidations discussed above, the Company has undertaken product line simplification and customer rationalization initiatives. In connection with its product line simplification initiative, the Company plans to discontinue certain low margin vitamin and OTC pharmaceutical product lines, as well as a health food product line at Vita Health. Under its customer rationalization initiative, as of March 31, 2001, the Company has identified 47 unprofitable or overly complex customers for discontinuation.

             In connection with these initiatives, the Company recorded certain reserves and wrote-off certain other assets totaling $67.3 million. The table below summarizes these reserves and write-offs and where those charges have been reflected in the Company’s consolidated statement of operations for the period ended March 31, 2001 (in millions):

	Net Sales	Cost of Sales	Marketing, Selling & Distribution	General & Administrative	Total
Inventory reserve provisions	$ -	$ 52.5	$ -	$ -	$ 52.5
Return reserves	7.0	-	-	-	7.0
Allowance for receivables and write-off of customer advances	-	1.3	-	3.2	4.5
Other	-	-	0.6	2.7	3.3
Total related charges	$ 7.0	$ 53.8	$ 0.6	$ 5.9	$ 67.3

             During the fourth quarter of fiscal 2001, the Company reserved or wrote-off inventory in the amount of $52.5 million, the most significant component of which related to additional reserves of $24.9 established for slow moving or obsolete inventory, calculated based on a new demand-based estimation methodology. An additional $17.0 million of inventory was reserved and $10.6 million was written-off in connection with the Company’s product line simplification and customer rationalization initiatives and facility consolidations.

             In addition, the Company established a reserve of $7.0 million for anticipated sales returns from discontinued customers or for discontinued products expected to be returned by continuing customers. The Company also recorded $3.2 million in additional reserves for estimated uncollectible accounts receivable and wrote-off $1.3 million in customer advances related to the customer rationalization initiative. Finally, the Company recorded other charges of $3.3 million primarily related to consulting expenses for its restructuring initiatives and the write-off of certain fixed assets.

             The Company’s efforts to restructure its operations and rationalize its customer base will continue into fiscal 2002. In connection with those continuing efforts, the Company expects to incur during the first two quarters of fiscal 2002, additional costs of approximately $7.5 million related to legal, accounting, banking and consulting fees. These amounts will be charged to the Company’s results of operations when incurred.

             Acquisition.  On December 17, 1999, the Company acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition agreement and, as a result, Novopharm paid the Company $1.5 million. The Company recorded the final adjustments to the purchase price allocation during the second quarter of fiscal year 2001.

             The components of the purchase price and the purchase price allocation are as follows (in millions):

Consideration and acquisition costs:
Cash paid to Novopharm	$50.0
Acquisition costs	3.4
Debt assumed	7.5
Working capital adjustment	(1.5)
$59.4
Allocation of purchase price:
Current assets	$43.1
Property, plant and equipment	20.8
Acquired intangibles	9.3
Goodwill	18.2
Debt and other liabilities assumed	(32.0)
$59.4

             In connection with the Acquisition and finalization of management’s integration plan, the Company recorded approximately $11.5 million for employee severance and facility closure costs. As a component of the purchase price allocation, the integration plan includes initiatives to integrate the operations of Granutec and Stanley with those of the Company, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects the majority of the integration actions to be completed in fiscal 2002.

             The following table summarizes the activity in the Company’s reserves associated with the integration plan (in millions):

	Separation Costs for Terminated Employees	Facilities Closing & Downsizing	Total
Reserves recorded in connection with preliminary purchase price allocation at March 31, 2000	$5.4	$1.6	$7.0
Additions to reserve	3.5	1.0	4.5
Cash payments	(3.6)	(0.1)	(3.7)
Balance at March 31, 2001	$5.3	$2.5	$7.8

             The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of the fiscal year presented and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in millions).

Year Ended March 31, 2000
Net sales	$760.1
Operating income	50.6
Net income	10.2

Results of Operations

             The following table summarizes the Company's historical results of operations as a percentage of net sales for fiscal 2001, 2000 and 1999.

	Percentage of Net Sales For the Fiscal Years Ended March 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.4	74.8	74.0
Gross profit	8.6	25.2	26.0
Marketing, selling and distribution expenses	13.3	11.9	11.5
General and administrative expenses	8.0	5.9	5.9
Research and development expenses	1.5	1.1	0.8
Amortization of goodwill and other intangibles	0.9	0.4	0.3
Restructuring charges	1.5	0.1	0.1
Other operating income	(3.0)	(0.1)	(0.1)
Operating income (loss)	(13.6)	5.9	7.5
Loss from investment in joint venture	0.1	-	-
Interest expense, net	5.9	4.7	4.6
Income (loss) before income taxes	(19.6)	1.2	2.9
Provision for (benefit from) income taxes	(0.2)	0.5	1.3
Net income (loss)	(19.4)%	0.7%	1.6%

Fiscal 2001 Compared to Fiscal 2000

             Net sales for fiscal 2001 decreased by $50.1 million, from $662.3 million to $612.1 million, or 7.6% from fiscal 2000. This was primarily the result of an industrywide 5.6% decline in sales of vitamin products to the U.S. Food, Drug, and Mass Merchandising (FDM) market, compared to a 7% growth rate in the prior year. On a business segment basis, domestic sales were down by $66.3 million, or 10.9%, while International/Canadian sales were up by $20.5 million, or 35.8%. The decrease in U.S. sales reflects the weaker demand for the Company’s core vitamin products and continued pricing pressure in vitamin C and E products, offset slightly by increased sales in the OTC product group. The Company also experienced significant declines of approximately $50.0 million or 47% in its herbal category in the U.S. In addition, a restructuring related charge of $7.0 million was made to establish a reserve for sales returns from discontinued customers and for discontinued products expected to be returned by continuing customers. The International/Canadian sales increase was due to growth in the OTC product area primarily due to the acquisition of Stanley. International/Canadian vitamin sales remained stable between 2000 and 2001.

             Gross profit margin, as a percentage of net sales for fiscal 2001 was 8.6% versus 25.2% in fiscal 2000. Gross profit decreased by $114.0 million or 68.4%, to $52.6 million in fiscal 2001 from $166.6 million in fiscal 2000. As a part of the Operational Restructuring, the Company reserved or wrote off inventory in the amount of $52.5 million, as discussed above. In addition, approximately $23.5 million of the decrease is customer and product mix related, caused by increased competition, lower vitamin prices to customers driven by the breakup of the illegal vitamin pricing cartel, and the increasing volume of lower margin OTC pharmaceutical products as a percentage of total sales. An additional $23.4 million is volume related, with the reduction in overall volume caused by the declining vitamin market. Gross profit in fiscal 2001 was impacted by the restructuring related charge of $7.0 million noted above.

             Marketing, selling and distribution expenses increased by $2.5 million to $81.2 million in fiscal 2001 or 3.2% over the $78.7 million incurred in fiscal 2000. As a percentage of net sales these expenses were 13.3% and 11.9% for fiscal 2001 and 2000, respectively. The main reason for the increase was $3.6 million in additional expenses related to the integration of the Acquisition locations, which was offset by a decrease in other expenses of $1.1 million due to cost containment efforts.

             General and administrative expenses increased by $9.8 million to $48.8 million in fiscal 2001 or 25.3% over the $38.9 million incurred in fiscal 2000. This substantial increase was primarily due to the Restructuring initiatives begun by the Company in fiscal 2001, as well as the additional costs of the integration of the Acquisition locations as discussed above.

             For fiscal 2001, research and development expenses increased by $2.1 million over fiscal 2000, from $7.3 million to $9.4 million, primarily due to additional costs of $1.6 million to support the Company’s advanced science and product quality initiatives.

             Amortization of goodwill and other intangibles increased to $5.6 million in fiscal 2001 versus $2.7 million in fiscal 2000, primarily due to the fact that the amortization of the goodwill from the Acquisition was included for a full year in fiscal 2001, compared with only four months in fiscal 2000.

             Other operating income (charges) include Antitrust Lawsuit settlements of approximately $24.3 million and $2.4 million in the years ended March 31, 2001 and 2000, respectively, which were offset by legal and consulting fees and other costs of approximately $4.3 million and $0.2 million, respectively. (See Item 3 “Legal Proceedings.”) Also included are management fee expenses of $1.5 million in both fiscal years 2001 and 2000.

             Interest expense increased $4.8 million from fiscal 2000 to fiscal 2001, due primarily to the additional debt incurred for the Acquisition and to allow for working capital in the last quarter of fiscal 2001. The increase is also, to lesser degree, due to an increased rate of interest on the debt itself.

             The provision (benefit) for income taxes as a percentage of income (loss) before taxes is (1.2)% in fiscal 2001, compared to 38.9% in 2000, due to the establishment of a valuation allowance on deferred tax assets in 2001 due to the significant losses incurred during the year.

             The net loss before income taxes of $120.4 million or (19.6)% of net sales in fiscal 2001 reflects $77.1 of operational restructuring related charges. Excluding such charges the net loss before income taxes would have been approximately $43.3 million or (7.1)% of net sales.

Fiscal 2000 Compared to Fiscal 1999

             Net sales for fiscal 2000 increased by $35.4 million, or 5.6% over fiscal 1999, from $626.9 million to $662.3 million. This increase was due to the Acquisition, which provided an additional $39.1 million of sales from OTC pharmaceutical drugs. Excluding net sales from Granutec and Stanley, the Company's net sales decreased $3.7 million compared to the prior year. This decrease was primarily the result of an overall slowdown in the Food, Drug and Mass vitamin market. Management estimates that retail vitamin sales for the overall U.S. Mass Market only grew by approximately 7% during the 52 week period ended March 26, 2000 compared to the 16% growth during the 52 week period ended March 28, 1999. The market slowdown resulted in decreased Company sales as customers adjusted their inventory in response to the slower rate of market growth.

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

             Marketing, selling and distribution expenses together with general and administrative, and research and development expenses (collectively, "Operating Expenses") increased $10.7 million, or 9.3%, in fiscal 2000 when compared to fiscal 1999. Operating Expenses for fiscal 2000 totaled $125.0 million, representing 18.9% of net sales, representing an increase over the prior year in which Operating Expenses totaled $114.3 million or 18.2% of net sales. This increase in Operating Expenses for fiscal 2000 is primarily the result of higher fixed costs associated with infrastructure development in support of advanced science and product quality initiatives, increased spending on information systems projects, including those related to the year 2000 issue, and an increase in marketing expenditures related to the relaunch of the Your Life® Brand.

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

             Other operating income for fiscal 2000 was $0.9 million versus other operating income of $0.1 million in fiscal 1999. The increase in other operating income was due to the settlement of a supplier dispute in the amount of $2.4 million, which is offset by management fees paid in the amount of $1.5 million. In fiscal 1999, the Company received a non-recurring settlement arising from a dispute involving a service provider and a former employee, which was partially offset by management fees in the amount of $1.7 million and other operating charges of $0.2 million.

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

             The provision for income taxes for fiscal 2000 was $3.1 million, which compares to $8.0 million for fiscal 1999. The Company's effective tax rate is 39% for fiscal 2000, which closely approximates the combined federal and state rate. The effect of non-deductible goodwill is offset by the benefit of certain tax credits.

             Primarily as a result of the previously discussed factors, net income of $4.9 million was recorded in fiscal 2000 compared to a net income of $10.3 million recorded in fiscal 1999.

Liquidity and Capital Resources

 Cash Flow. During fiscal 2001, net cash provided by operating activities totaled $12.0 million. This resulted primarily from a net loss of $118.9 million offset by $114.5 million of non-cash charges to operations and changes in operating assets and liabilities totaling $16.4 million. Changes in operating assets and liabilities are comprised of a reduction in accounts receivable of $37.0 million, net of an increase in other current assets of $20.6 million. The decrease in accounts receivable resulted from accelerated payment terms negotiated by the Company with certain customers and the impact of the operational restructuring.

             Net cash used in investing activities was $18.6 million in fiscal 2001. This was primarily due to net capital expenditures of $8.1 million, $7.0 million in advances related to the negotiation of long-term supply arrangements, a $1.7 million investment in a joint venture, and an increase of $1.8 million in other non-current assets. The major capital expenditures related to investments in capacity expansion at the Company’s manufacturing, packaging and distribution facility in Fort Mill, South Carolina and at the Company’s manufacturing facility in Garden Grove, California.

             Net cash provided by financing activities during fiscal 2001 totaled $32.9 million, which primarily related to borrowings of $38.1 million on the Company’s revolving credit facilities and payments in the amount of $5.2 million on other long-term debt.

 Financing Arrangements.  The Company has entered into an Amended Credit Agreement with the Senior Lenders. The Amended Credit Agreement provided for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the “Term Facility”), and a revolving credit facility in the amount of U.S. $125.0 million (the “Revolving Facility”), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003.

             Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the applicable alternate base rate (as defined in the Amended Credit Agreement), plus applicable margins, and accordingly, the Company's financial condition and performance is and will continue to be affected by changes in interest rates. In addition, during the waiver period of the Amended Waiver to the Amended Credit Agreement the applicable margin was subject to a one percent increase.

             Pursuant to the Amended Waiver, borrowings may not be continued as or converted into LIBOR based loans. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Subordinated Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests, including covenants with respect to minimum net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. As detailed below in the “Liquidity” subsection, the Company was not in compliance with such financial covenants at March 31, 2001, and such covenant violations constitute events of default under the Amended Credit Agreement.

             The Subordinated Notes are unsecured, senior subordinated obligations of Leiner, and as such, are subordinated in right of payment to all existing and future senior debt of Leiner, including indebtedness of Leiner under the Amended Credit Agreement and Leiner's guarantee of indebtedness of Vita Health under the Amended Credit Agreement. The Subordinated Notes rank pari passu with all senior subordinated indebtedness of Leiner, if any, and rank senior to all subordinated indebtedness of Leiner, if any. The Subordinated Notes are also effectively subordinated to all secured indebtedness of Leiner to the extent of the value of the assets securing such indebtedness, and to all existing and future obligations and liabilities of Leiner's subsidiaries. The obligations of Leiner under the Amended Credit Agreement are secured by substantially all of the assets of Leiner and any future U.S. subsidiary of Leiner and a pledge of the capital stock of Leiner and any such subsidiary and 65% of the capital stock of any direct foreign subsidiary of Leiner. The obligations of Vita Health under the Amended Credit Agreement are additionally secured by substantially all of the assets of Vita Health and its Canadian parent and subsidiaries.

             In the event of bankruptcy, liquidation, dissolution, reorganization or any similar proceeding regarding Leiner, or any default in payment or acceleration of any debt thereof, the assets of Leiner will be available to pay obligations on the Subordinated Notes only after the senior debt of Leiner has been paid in full, and there may not be sufficient assets remaining to pay amounts due on all or any of such Subordinated Notes.

             The Company may be required to purchase the Subordinated Notes upon a Change of Control (as defined in the indenture governing the Subordinated Notes) and in certain circumstances with the proceeds of asset sales. The Subordinated Notes are subordinated to the indebtedness under the Amended Credit Agreement. The indenture governing the Subordinated Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

             The Company also has an outstanding balance of $6.6 million under an Industrial Development Revenue Bond (the “IRB Loan). The IRB Loan is secured by a letter of credit issued under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, if an event of default were continuing, upon notice from the Senior Lenders, the Company would be obligated to reimburse the issuer for the amount equal to the outstanding letter of credit. Accordingly, the IRB Loan has been classified as a current liability in the Company’s consolidated balance sheet.

             During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health's manufacturing facility in Canada. As of March 31, 2001, Vita Health has received approximately $1.6 million in advances on the loan, which also has been classified as a current liability in the Company’s consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1.9 million. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

             A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $30.6 million as of March 31, 2001, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Subordinated Notes, are denominated in U.S. dollars.

             At March 31, 2001, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 10.9% for U.S. borrowings and 8.4% for Canadian borrowings per annum. The Subordinated Notes bear interest at a rate of 9.63% per annum.

 Liquidity.  Since December 31, 2000, the Company has not been, and at March 31, 2001, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement with the Senior Lenders. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement and, as a result, all borrowings under the Amended Credit Agreement, aggregating $278.0 million at March 31, 2001, have been classified as a current liability in the Company’s consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of such loans.

             The Company entered into the Amended Waiver with the Senior Lenders, the latest amendment, dated as of June 15, 2001, under which the Senior Lenders agreed to waive such events of default and to forbear exercising any of their rights or remedies under the Amended Credit Agreement for a limited period ending on June 27, 2001.  The Amended Waiver expired on June 27, 2001, and on June 28, 2001, the Company received a formal notice of default from its Senior Lenders.

             The Company is currently in active discussions with the Senior Lenders regarding a forebearance agreement that would provide the Company a period of time during which the Senior Lenders would agree not to exercise the remedies available to them while a long-term restructuring solution is pursued.

             Both prior to and during the waiver period, the Company made all scheduled principal and interest payments on a timely basis.  The Company has retained financial and legal advisors to assist it in evaluating its restructuring and financing alternatives.  The Company and its advisors have provided the Senior Lenders with a business plan that reflects the effects of the operational restructuring and reengineering initiatives and serves as a basis for discussions regarding a forebearance agreement and long-term restructuring alternatives (See Item 1 "Business - Restructuring").

             There can be no assurance that the Company and the Senior Lenders will agree upon the terms of or enter into a forbearance agreement.

             An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit thereunder.

             Should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the Indenture governing the Subordinated Notes may also be accelerated. As a result of this uncertainty, the Subordinated Notes have been classified as a current liability in the Company's consolidated balance sheet as of March 31, 2001. On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligations related to the Subordinated Notes or the purchase or redemption of such obligations.  The Blockage Notice is effective for 179 days.  If the Blockage Notice remains in effect on August 1, 2001, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and failure to pay will constitute an event of default under the Indenture and 25% in aggregate principal amount of the holders of the Subordinated Notes may accelerate the amounts due under the Indenture. The Company has initiated negotiations with several major holders of the Subordinated Notes regarding such a long-term restructuring alternative.

             If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, and other long-term debt became immediately payable as a result of such action, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all.  These conditions, together with the Company’s net loss in fiscal 2001 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

             The Amended Waiver provided for a one percent increase in the applicable margin effective through the end of the waiver period.  The Amended Waiver required, among other things, the payment to the Senior Lenders of total fees of $0.8 million, that the management fee and additional expense reimbursement paid to North Castle and/ or its Affiliates pursuant to the terms of the Management Services Agreement on January 2, 2001 in the amount $0.8 million be returned to the Company and that an amount equal to $0.8 million be paid to the Senior Lenders as a prepayment of the loans under the Amended Credit Agreement. Additionally, further payments of the management fee were not allowed during the waiver period.

             The Amended Waiver also required that during the waiver period, and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit, with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1.6 million of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

             Certain conditions to the Amended Waiver survive the expiration of the Amended Waiver including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

Recently Issued Accounting Pronouncements

             The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has issued EITF 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which is effective for fiscal quarters beginning after December 15, 2001. The consensus of the EITF is that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction in revenue in the vendor’s income statement rather than as an operating expense, unless certain criteria are met. The Company has not yet determined the impact of such a change in classification on its presentation of the Company’s statement of operations. The Company will adopt this change in classification prior to the end of fiscal 2002.

             The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is required to be adopted in years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of the Statement 133 on its consolidated financial position or consolidated results of operations. The Company will adopt Statement 133 in its fiscal year beginning April 1, 2001.

             In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

             Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report (including, without limitation, those factors discussed in Item 1 “Business-Risk Factors”) could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire.

             While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of financial condition and results of operations contained in its periodic reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

 Interest Rate Risk.  The Company's exposure to market risk for a change in interest rates relates primarily to the Company's debt obligations. The table below provides information about the Company’s debt obligations and interest rates:

	March 31, 2001 Expected Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(dollars in millions)

Fixed rate ($US)	$85.0	-	-	-	-	-	$85.0		(1)
Average interest rate	9.63%	-	-	-	-	-
Variable rate ($US)	$248.9	-	-	-	-	-	$248.9	$248.9
Average interest rate	10.92%	-	-	-	-	-
Variable rate ($CAN)	$29.0	-	-	-	-	-	$29.0	$29.0
Average interest rate	8.38%	-	-	-	-	-

(1)	The Company's fixed rate debt, represented by the Subordinated Notes, are not actively traded. Consequently, the fair value of such debt is not readily determinable. However, considering the liquidity issues discussed in Item 7 "Managements Discussion and Analysis of Finanancial Condition and Results of Operations", management believes that the fair value of the Subordinated Notes is substantially less than its carrying value.

 Foreign Currency Risk.  The Company transacts business in various foreign currencies, primarily in Canada. The Company does not have hedging or similar foreign currency contracts. Approximately 12.7% of the revenues are denominated in foreign currencies. Significant currency fluctuations could adversely impact foreign revenues; however, the Company does not expect any significant changes in foreign currency exposure in the near future.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The consolidated financial statements of the Company, including an index thereto and the report of Ernst & Young LLP, the Company's independent auditors, begin on page F-1.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS

             Management of the business of Leiner is vested in its Board of Directors (the "Board"). Currently, Leiner does not pay any compensation for services as a director on its Board. The Board is currently comprised of Messrs. Baird, Kaminski, and Bensussen. The Board of Directors of Leiner Group, the Company's indirect corporate parent, is currently comprised of Mr. Baird, who serves as Chairman, Messrs. Kaminski, Bensussen, and Gorchow, who were appointed as members of such Board in September 1997, Mr. Heine, who was appointed as a member of such Board in December 1997, Mr. Carnwath, who was appointed as a member of such Board in March 1999, and Messrs. Shabecoff, James and Morgan, who were appointed as members of such Board in April 2001.

             The following table sets forth with respect to each of the directors and executive officers of the Company, their respective years of employment with the Company, ages and positions.

Name	Years with Company	Age	Position

Robert M. Kaminski	23	50	Chief Executive Officer and Director
Gale K. Bensussen	27	54	President and Director
Robert J. La Ferriere	4	52	Executive Vice President—Marketing
Kevin J. Lanigan	28	54	Executive Vice President and Corporate General Manager
Eric P. Schick	20	41	Executive Vice President—Sales and Merchandising
Robert O. Cavenah	20	48	Senior Vice President—Strategic Cost Management
Juan A. Guerrero	2	41	Senior Vice President and Chief Operations Officer
Robert A. Kay	5	49	Senior Vice President and Chief Science Officer
John L. Kelly	4	57	Senior Vice President—Human Resources
Stephen P. Miller	4	42	Senior Vice President and Chief Financial Officer
Charles F. Baird, Jr.	4	48	Director

             Robert M. Kaminski has been the Chief Executive Officer of Leiner since May 1992 and a Director of Leiner since June 1992. He has been Chief Executive Officer of Leiner Group since March 1994 and Vice Chairman of Leiner Group since July 1996. From 1988 to 1992, Mr. Kaminski was Chief Operating Officer of the Predecessor Company and from 1982 to 1988, he was Vice President-Sales of the Predecessor Company. Mr. Kaminski joined the Predecessor Company in 1978.

             Gale K. Bensussen has been a Director of Leiner since June 1992 and President of Leiner since May 1992. He has been a Director of Leiner Group since June 1992 and President of Leiner Group since March 1994. Mr. Bensussen was Senior Vice President—Marketing and Corporate Development of the Predecessor Company from May 1991 to May 1992. From July 1988 to May 1991, Mr. Bensussen was Senior Vice President—Sales and Marketing of the Predecessor Company. Mr. Bensussen joined the Predecessor Company in 1974.

             Robert J. La Ferriere became Senior Vice President—Marketing of Leiner in February 1997 and was a consultant to Leiner from 1996 to 1997. From 1992 to 1996, Mr. La Ferriere was President and Chief Executive Officer of Slim Fast Foods and was a Vice President, then Senior Vice President—Purchasing, at Thrifty Drug and Discount Stores from 1984 until 1990.

             Kevin J. Lanigan became Corporate General Manager and Executive Vice President of Leiner in January 2000. Mr. Lanigan served as Executive Vice President and Chief Operations Officer of Leiner from 1992 to 1999 and of Leiner Group from 1994 to 1999. From 1986 to 1992, Mr. Lanigan was Senior Vice President—Operations Planning of the Predecessor Company, and from 1979 to 1986, was Vice President—Operations. Before joining the Predecessor Company in 1973, he held various engineering positions in the aerospace industry.

             Eric P. Schick became Executive Vice President-Sales and Merchandising in January 2000. Mr. Schick served as Executive Vice President—Sales from June 1999 to December 1999. From December 1997 to June 1999, Mr. Schick was Senior Vice President—Sales, and from April 1997 to December 1997, he was Vice President—Sales. From 1994 to 1997 Mr. Schick was National Sales Manager of the Predecessor Company. Mr. Schick joined the Predecessor Company in 1981. Mr. Schick is no longer employed with the Company effective April 30, 2001.

             Robert O. Cavenah became Senior Vice President—Strategic Cost Management in March 1999. From 1992 to 1999, Mr. Cavenah was Vice President-Supply Chain Management. From 1986 to 1992, Mr. Cavenah was Vice President-Operations for the Predecessor Company. Prior to joining the Predecessor Company in 1981, Mr. Cavenah held several operational positions within the pharmaceutical industry.

             Juan A. Guerrero became Chief Operations Officer and Senior Vice President—Supply Chain Management in April 2000. Mr. Guerrero became Senior Vice President, Purchasing in July 1999 after joining Leiner in December 1998, as Vice President, Purchasing. From 1981 until November 1998, Mr. Guerrero held various engineering and purchasing positions with Merck & Co., Inc. Mr. Guerrero is no longer employed with the Company effective June 22, 2001.

             Robert A. Kay joined Leiner in 1996 as Director of Nutritional Research and was promoted to Vice President—Science Center in 1997. Mr. Kay became Senior Vice President and Chief Science Officer in July 1997. From 1995 to 1996, he served as Vice President for Metagenics, Inc. From 1992 to 1995, Mr. Kay served as Chief Operations and Senior Vice President—Research and Development for Earthrise Company. Mr. Kay is no longer employed with the Company effective June 27, 2001

             John L. Kelly became Senior Vice President—Human Resources of Leiner in November 1998. Mr. Kelly joined Leiner in March 1997 from Eveready Battery Company. From 1990 to 1997, Mr. Kelly was Area Chairman for Eveready Battery Company, subsidiary of Ralston Purina, with responsibilities for the commercial and manufacturing, packaging and distribution operations in Latin America and the Caribbean. From 1969 to 1990, Mr. Kelly worked for Ralston Purina Company where he held key international positions in finance, operations, human resources and business development.

             Stephen P. Miller became Senior Vice President and Chief Financial Officer in January 2000. Mr. Miller joined Leiner in 1997, as Vice President Finance—Planning. Prior to joining Leiner, Mr. Miller worked for PepsiCo from 1985 to 1997, where he held various key finance positions within its domestic and international divisions. Mr. Miller served as Director of Finance-Florida/South Georgia, Director of Planning—Pepsi Cola International, Austria, Area Finance Director—Pepsi Cola International, Chile and Area Chief Financial Officer, Indiana.

             Charles F. Baird, Jr. has been a Director of Leiner since October 1997 and was elected Chairman in June 1998. He is the managing member of Baird Investment Group, L.L.C., the managing member of North Castle. From 1989 until May 1997, Mr. Baird served as a Managing Director of AEA Investors Inc. From 1979 to 1989, Mr. Baird worked as a management consultant with Bain & Company.

ITEM 11
EXECUTIVE COMPENSATION

             The following table sets forth the compensation of each of the Company's chief executive officer and the four most highly paid executive officers (other than the chief executive officer) (collectively, the "named executive officers") for the fiscal year ended March 31, 2001.

Summary Compensation Table

	Annual Compensation (1)		Long-Term Compensation
Name and Principal Position	Salary	Bonus	Securities Underlying Options (#) (2)	All Other Compensation(3)
Robert M. Kaminski
Chief Executive Officer	$494,453	$150,000	5,000	$30,271
Gale K. Bensussen
President	$325,648	$100,000	3,000	$7,024
Kevin J. Lanigan
Executive Vice President	$263,100	$75,000	1,011	$6,709
Robert J. La Ferriere
Senior Vice President	$265,954	$50,000	2,000	$6,193
Juan A. Guerrero
Senior Vice President	$267,066	$50,000	5,500	$5,817

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
(2)	All options are for Leiner Group common stock and they generally vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant.
(3)	Represents Company contributions to its defined contribution retirement plans, the dollar value of term life and income replacement insurance premiums, and tax affected relocation expenses paid by the Company on behalf of the executive.

             The following table sets forth the stock option grants to each of the named executive officers for the fiscal year ended March 31, 2001.

Option Grants in Last Fiscal Year (1)

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Underlying Securities Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	5%	10%

Robert M. Kaminski	5,000	9%	$180	06/30/10	-	-
Gale K. Bensussen	3,000	5%	$180	06/30/10	-	-
Kevin J. Lanigan	1,011	2%	$180	06/30/10	-	-
Robert J. La Ferriere	2,000	4%	$180	06/30/10	-	-
Juan A. Guerrero	5,500	10%	$140-180	06/30/10	-	-

__________ (1)	All options are for Leiner Group common stock and they generally vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of the grant.
(2)	Sets forth potential option gains based on assumed annualized rates of stock price appreciation from the estimated price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future common stock prices.

             The following table sets forth the stock option exercises for the fiscal year ended March 31, 2001 and the stock option values as of March 31, 2001, in each case, for each of the named executive officers.

Aggregated Option Exercise in Last Fiscal Year
and Option Values as of March 31, 2001(1)

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (2)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. Kaminski	$ -	$ -	$24,072	$3,750	$ -	$ -
Gale K. Bensussen	-	-	15,583	2,250	-	-
Kevin J. Lanigan	-	-	7,242	758	-	-
Robert J. La Ferriere	-	-	6,320	1,680	-	-
Juan A. Guerrero	-	-	3,125	3,375	-	-

__________ (1)	All options are for Leiner Group common stock.
(2)	Sets forth values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the value of Leiner Group's common stock as of March 31, 2001.

Compensation Committee Interlocks and Insider Participation

             The Board of Directors of Leiner Group established a Compensation Committee to review all compensation arrangements for executive officers of Leiner Group and its subsidiaries. The individuals serving on the Leiner Group Compensation Committee during the fiscal year ended March 31, 2001 were Mr. Baird and Mr. Heine.

Severance Arrangements

             Over time, the Company has entered into certain severance agreements with certain members of Leiner's senior management, pursuant to which Leiner will pay severance benefits if the individual's employment is terminated by Leiner other than for cause or if the individual resigns his or her employment with Leiner for good reason.

             At March 31, 2001, the severance benefits that the Company has agreed to provide to each of Robert M. Kaminski, Gale K. Bensussen, Robert LaFerriere, Juan Guerrero, and each of the remaining 8 executive officers residing in the U.S. include (a) a lump-sum severance payment equal to the sum of (i) one year's base salary, plus (ii) any annual individual performance bonus or targeted commission, both as in effect at the time of the termination or resignation; (b) outplacement assistance at the Company's expense, up to a maximum cost to the Company of $20,000; and (c) any rights under applicable Company plans or programs, including but not limited to stock option and incentive plans, as may be determined pursuant to the terms of such plans or programs. These severance agreements are all substantially similar to the severance agreement filed as Exhibit 10.14 in Part IV Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".  The severance benefits provided to Kevin J. Lanigan include a lump-sum severance payment equal to three times the sum of one year's base salary plus any annual individual performance bonus or targeted commission, both as in effect at the time of termination or resignation, as well as the benefits described in clauses (b) and (c) above, subject to certain limitations to the extent that the Company determines that the foregoing benefits would not be deductible by the Company because such payments constitute an "excess parachute payment" (as defined in section 280G of the Internal Revenue Code of 1986, as amended, (the "Internal Revenue Code").  In June 2001, severance benefits were paid to Mssrs. Guerrero and Kay under the provisions of their individual severance agreements.

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

Stock Option Plan

             Leiner Group authorized options for issuance to members of management and employees ("Management Options") representing the right to acquire an additional 10% of Leiner Group's common stock on a fully-diluted basis immediately after the Recapitalization (giving effect to the exercise of such options but without giving effect to the exercise of the Warrants referred to under "The Recapitalization" in Item 1. Business), exercisable at a price equal to the greater of the purchase price paid by North Castle in the Recapitalization or the fair market value of such shares at the time of grant.

             During the current fiscal year, Leiner Group authorized an additional 125,000 Management Options for issuance over a three-year period, with 45,000 available in the current fiscal year and 40,000 available in each of the fiscal years ending March 31, 2002 and 2003, respectively. Options granted in the current fiscal year were given an exercise price of $180.00 per share. Generally, Management Options vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of the grant.

             Management Options were granted as follows: 88,300 on June 30, 1997; 22,556 on November 1, 1997; 2,950 on December 31, 1997; 9,666 on June 11, 1998; 1,400 on August 1, 1998; 1,500 on August 3, 1998; 1,000 on December 1, 1998; 500 on January 4, 1999; 50,278 on June 30, 2000; and 4,500 on October 2, 2000.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             All of the shares of common stock of Leiner are owned by PLI Holdings and all of the shares of common stock of PLI Holdings are owned by Leiner Group.

             The following table sets forth information regarding beneficial ownership of common stock of Leiner Group as of June 29, 2001, by (i) each person who is known by the Company to beneficially own more than 5% of voting Leiner Group common stock, (ii) each director of Leiner Group, (iii) each named executive officer of the Company listed on the Summary Compensation Table previously, and (iv) by all directors and executive officers as a group.

					Percentage of Class
Name	Shares of Voting Leiner Group Common Stock Beneficially Owned		Shares of Non-Voting Leiner Group Common Stock Beneficially Owned		Voting	Non-Voting
North Castle Partners I, L.L.C. (1)	606,978		-		56.5%	-
North Castle Partners Sub I, L.P. (1)	202,020		-		18.8%	-
North Castle Partners II, L.P. (1)	57,392		-		5.3%	-
North Castle Partners I-A, L.P. (1)	49,697		-		4.6%	-
Baird Investment Group, L.L.C. (2)	920,584		-		85.7%	-
Charles F. Baird, Jr. (2)	945,454	(3)	-		88.0%	-
AEA Investors Inc	76,357	(4)	26,793	(4)	7.1%	41.5%
Bruce Gorchow	-		-		-	-
John Heine	1,000		1,125		0.1%	1.7%
Peter Carnwath	-		-		-	-
Robert M. Kaminski	4,146	(5)	25,322		0.4%	28.2%
Gale K. Bensussen	8,490	(5)	16,333	(5)	0.8%	20.2%
Kevin J. Lanigan	1,000	(5)	24,077	(5)	0.1%	33.4%
Robert J. LaFerriere	1,000	(5)	7,000	(5)	0.1%	9.8%
Juan A. Guerrero	-	(5)	1,500	(5)	-	2.3%
Executive officers and directors as a group (19 persons)	966,856	(5)	102,324	(5)	90.0%	68.1%

__________ (1)	The address for North Castle is 183 East Putnam Avenue, Greenwich, Connecticut 06830.
(2)
North Castle is an investment fund formed as a limited liability company. Baird Investment Group, L.L.C. ("Baird Investment") is the sole managing member of North Castle. Mr. Charles F. Baird, Jr. is the sole managing member of Baird Investment. The address for Baird Investment is 183 East Putnam Avenue, Greenwich, Connecticut 06830.
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

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Exchange Agreement:  In order to become eligible for pooling accounting treatment in merger and acquisition transactions, on November 13, 1998, Leiner Group entered into an Exchange Agreement with North Castle, pursuant to which North Castle exchanged 712,000 shares of voting Leiner Group common stock for an equal number of shares of non-voting Leiner Group class B common stock (the "Pooling Restructuring"). During the current fiscal year these non-voting Leiner Group class B common stocks reverted to 712,000 shares of voting Leiner Group common stock.

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

 Management Agreements.  Following its acquisition of Leiner on May 4, 1992, AEA entered into a management agreement with Leiner Group, pursuant to which AEA provided management, consulting and financial services to the Company for an annual fee of $0.4 million plus expenses. In connection with the Vita Health Acquisition in fiscal 1997, the Company paid to AEA an additional transaction fee of $0.3 million for services in arranging, structuring, and negotiating the terms of the Vita Health Acquisition and related refinancing, and reimbursed it for certain related expenses. AEA received a transaction fee of $3.5 million for similar services rendered in connection with the Recapitalization.

             Upon consummation of the Recapitalization, Leiner Group's management agreement with AEA was terminated, and Leiner Group and Leiner entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment. In exchange for such services, Leiner Group and Leiner have agreed to pay the Sponsor an annual fee of $1.5 million, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses, and to indemnify the Sponsor and certain affiliates against certain liabilities. This fee may be reduced upon completion of an initial public offering of Leiner's shares. The agreement also terminates on June 30, 2007, unless Baird Investment Group ceases to be the managing member of North Castle or North Castle terminates before that date. Leiner Group and Leiner also paid the Sponsor a transaction fee of $3.5 million for services relating to arranging, structuring and financing the Recapitalization in fiscal 1998. In connection with the notification of non-compliance in January 2001, further payments of the management fee are not allowed during the waiver period.

 Management.  As part of the Recapitalization, the current managers and employees of the Company were afforded the opportunity to choose the amount of their existing equity they wished to retain in Leiner Group in the form of Leiner Group equity. Managers and employees, who retained their equity in Leiner Group as a result of the increased leverage on the Company incurred as part of the Recapitalization, acquired a greater percentage equity ownership. Under the Stockholders Agreement, current managers have the right, upon their death or permanent disability, to require Leiner Group to purchase their Leiner Group common stock for its then fair market value.

             In connection with the Recapitalization, the Company paid senior managers transaction bonuses of $5.2 million in the aggregate in fiscal 1998. In addition, Leiner Group amended the stock option plan, which currently provides for the Board of Leiner Group to grant options to acquire 127,222 shares of Leiner Group common stock. A total of 65,023 of these options were granted to executive officers as of June 30, 1997 and an additional 11,456, 750 and 722 of these Management Options were granted to executive officers on November 1, 1997, December 31, 1997 and June 11, 1998, respectively, in each case subject to a vesting schedule.

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

Schedule II—Consolidated Valuation and Qualifying Accounts	S–1

             3.          List of Exhibits.

Exhibit Number	Exhibit Description	Cross Reference
2.1	Stock Purchase Agreement and Agreement and Plan of Merger, dated as of May 31, 1997, by and among Leiner Group, North Castle Partners I, L.L.C. and LHP Acquisition Corp.	Filed as Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-33121) of Leiner Health Products Inc. under the Securities Act of 1933, as amended (the “Registration Statement on Form S-4”), and incorporated herein by reference.
2.2	Amendment No. 1 to Stock Purchase Agreement and Agreement and Plan of Merger, dated as of June 30, 1997, by and among Leiner Group, North Castle Partners I, L.L.C. and LHP Acquisition Corp.	Filed as Exhibit 2.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Amended and Restated Asset Purchase Agreement, dated as of December 17, 1999, among Leiner Health Products Inc., Granutec Acquirco, Inc., Vita Health Products Inc., and Granutec, Inc., Granutec Holding Corporation, Stanley Pharmaceuticals Ltd., and Novopharm Limited.	Filed as Exhibit 2.1 to the Report on Form 8-K dated December 30, 1999, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Leiner Health Products Inc. ("LHP").	Filed as Exhibit 3.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.2	Amended and Restated By-Laws of LHP (formerly known as Amended and Restated By-Laws of LHP Funding Corp.).	Filed as Exhibit 3.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.1	Indenture, dated as of June 30, 1997, between Leiner Group and United States Trust Company of New York (the "Trustee").	Filed as Exhibit 4.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 30, 1997, among Leiner Group, LHP and the Trustee.	Filed as Exhibit 4.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.3	Purchase Agreement, dated as of June 19, 1997, among Leiner Group, LHP, Merrill Lynch & Co., Salomon Brothers Inc and Scotia Capital Markets (USA) Inc. (the "Initial Purchasers").	Filed as Exhibit 4.3 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.4	Registration Rights Agreement, dated as of June 30, 1997, among Leiner Group, LHP and the Initial Purchasers.	Filed as Exhibit 4.4 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.5	Amended and Restated Credit Agreement, dated as of May 15, 1998 (the "Credit Agreement"), among LHP, Vita Health Products Inc. (formerly Vita Health Company (1985) Ltd.), a Canadian corporation ("Vita Health"), the banks and other financial institutions party thereto, as lenders, The Bank of Nova Scotia, as U.S. Agent and Canadian Agent (the "Agents"), Merrill Lynch Capital Corporation, as documentation agent, and Salomon Brothers Holding Company Inc, as syndication agent.	Filed as Exhibit 4.5 to the Company's annual report on Form 10-K for the year ended March 31, 1998.
4.6	Affirmation and Consent, dated May 15, 1998, by PLI Holdings Inc., VH Holdings Inc., 64804 Manitoba Ltd. and Westcan Pharmaceuticals Ltd. to the Bank of Nova Scotia as U.S. Agent under the Credit Agreement and each of the lenders party to the Credit Agreement.	Filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the year ended March 31, 1998.
4.7	Assumption Agreement, dated as of June 30, 1997, between Leiner Group and LHP and accepted and acknowledged by the Agents on behalf of the lenders that are party to the Credit Agreement.	Filed as Exhibit 4.7 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.8	U.S. Borrower Security Agreement, dated as of June 30, 1997, between LHP and The Bank of Nova Scotia, as collateral agent.	Filed as Exhibit 4.8 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.9	U.S. Borrower Pledge Agreement, dated as of June 30, 1997, made by LHP in favor of the Agents for the secured parties, as defined therein. Filed as	Filed as Exhibit 4.9 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.10	Parent Pledge Agreement, dated as of June 30, 1997, made by PLI Holdings Inc. in favor of the Agents for the secured parties, as defined therein.	Filed as Exhibit 4.10 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.11	Canadian Holdings Pledge Agreement, dated as of June 30, 1997, made by VH Holdings Inc. in favor of The Bank of Nova Scotia, as agent for each of the secured parties, as defined therein.	Filed as Exhibit 4.11 to the Registration Statement on Form S-4 and incorporated herein by reference.

4.12	Canadian Borrower Pledge Agreement, dated as of June 30, 1997, made by Vita Health in favor of The Bank of Nova Scotia, as agent for each of the secured parties, as defined therein.	Filed as Exhibit 4.12 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.13	U.S. Borrower Guaranty, dated as of June 30, 1997, made by LHP in favor of the Agents for the secured parties, as defined therein.	Filed as Exhibit 4.13 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.14	Parent Guaranty, dated as of June 30, 1997, made by PLI Holdings in favor of the Agents for the secured parties, as defined therein.	Filed as Exhibit 4.14 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.15	Canadian Holdings Guaranty, dated as of June 30, 1997, made by VH Holdings Inc. in favor of The Bank of Nova Scotia as agent for the secured parties, as defined therein.	Filed as Exhibit 4.15 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.16	Canadian Subsidiary Guaranties, each dated as of June 30, 1997, made by each of 64804 Manitoba Ltd. and Westcan Pharmaceuticals Ltd. in favor of The Bank of Nova Scotia as agent for the secured parties, as defined therein.	Filed as Exhibit 4.16 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.17	Canadian Borrower Debenture, each dated as of June 30, 1997, made by Vita Health in favor of The Bank of Nova Scotia on its own behalf and as agent for the Canadian secured parties as defined therein in the amount of $75,000,000.	Filed as Exhibit 4.17 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.18	Canadian Holdings Debenture, dated as of June 30, 1997, made by VH Holdings Inc. in favor of The Bank of Nova Scotia, on its own behalf and as agent for the Canadian secured parties, as defined therein in the amount of $75,000,000.	Filed as Exhibit 4.18 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.19	Canadian Subsidiary Debenture, dated as of June 30, 1997, made by 64804 Manitoba Ltd. in favor of The Bank of Nova Scotia, on its own behalf and as agent for the Canadian secured parties, as defined therein in the amount of $75,000,000.	Filed as Exhibit 4.19 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.20	Canadian Subsidiary Debenture, dated as of June 30, 1997, made by Westcan Pharmaceuticals Ltd. in favor of The Bank of Nova Scotia, on its own behalf and as agent for the Canadian secured parties, as defined therein in the amount of $75,000,000.	Filed as Exhibit 4.20 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.21	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 30, 1997 from LHP, as Mortgagor, to The Bank of Nova Scotia, as agent, relating to the property located at 3532 West 47th Place, Chicago, Illinois, as amended by the First Amendment to the Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 31, 1997.	Filed as Exhibit 4.21 to the Registration Statement on Form S-4 and incorporated herein by reference.

4.22	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 20, 1997 from LHP, as Mortgagor, to The Bank of Nova Scotia, as agent, relating to the property located at 3308 Covington, Kalamazoo, Michigan.	Filed as Exhibit 4.22 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.23	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 30, 1997 from LHP, as Mortgagor, to The Bank of Nova Scotia, as agent, relating to the property located at 2300 Badger Lane, Madison, Wisconsin.	Filed as Exhibit 4.23 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.24	Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated June 30, 1997 from LHP, as Trustor, in favor of Lawyers Title Company of California as Trustee, for the benefit of The Bank of Nova Scotia, as agent, relating to the property located at 7366 Orangewood Avenue, Garden Grove, California.	Filed as Exhibit 4.24 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.25	Trademark Security Agreement, dated as of June 30, 1997, between LHP and The Bank of Nova Scotia as collateral agent for the secured parties.	Filed as Exhibit 4.25 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.26	First Amendment, dated June 30, 1999 to the Amended and Restated Credit Agreement, among Leiner Health Products Inc., Vita Health Products Inc., and the banks and other financial institutions party thereto, as Lenders.	Filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter ended June 30, 1999 and incorporated herein by reference.
4.27	Second Amendment, dated December 16, 1999, to the Restated Credit Agreement, among Leiner Health Products Ind., Vita Health Products Inc., and the banks and other financial institutions party thereto, as Lenders.	Filed Exhibit 4.1 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter ended December 31, 1999 and incorporated herein by reference.
4.28	Third Amendment, dated February 11, 2000 to the Existing Credit Agreement among Leiner Health Products Inc., Vita Health Products Inc., and the bank and other financial institutions party thereto, as Lenders.	Filed as Exhibit 4.3 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter ended December 31, 1999 and incorporated herein by reference.
4.29	Loan Agreement, dated May 1, 1994 by and between The Wilson County Industrial Facilities and Pollution Control Financing Authority, and Granutec, Inc.	Filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter ended December 31, 1999 and incorporated herein by reference.
4.30	Notice of Events of Default and Reservation of Rights, dated January 22, 2001, presented by the Bank of Nova Scotia	Filed as Exhibit 4.26 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter ended December 31, 2000 and incorporated herein by reference.
4.31	Waiver letter, dated February 14, 2001 pursuant to the Amended and Restated Credit Agreement between the Company and other financial institutions party thereto, or Lenders.	Filed as Exhibit 4.27 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter ended December 31,2000 and incorporated herein by reference.
4.32	Fourth Amendment to Waiver Letter, dated as of May 31, 2001, among Leiner Health Products Inc., Vita Health Products Inc. and the banks and other financial institutions party thereto, as Lenders.	Filed as Exhibit 4.31 to the Company’s annual report Form 10-K for the year ended March 31, 2001.

4.33	Fifth Amendment to Waiver Letter, dated as of June 15, 2001, among Leiner Health Products Inc., Vita Health Products Inc. and the banks and other financial institutions party thereto, as Lenders.	Filed as Exhibit 4.32 to the Company’s annual report Form 10-K for the year ended March 31, 2001.
10.1	Consulting Agreement, dated as of June 30, 1997, among Leiner Group, LHP and North Castle.	Filed as Exhibit 10.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.2	Restated Standard Indemnity Agreement, dated September 1, 1992 between Showa Denko America Inc. and LHP Holdings Corp. (now LHP).	Filed as Exhibit 10.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.3	Guaranty Agreement, dated September 1, 1992, between Showa Denko K.K. and LHP Holdings Corp. (now LHP).	Filed as Exhibit 10.3 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.4	Leiner Group Stock Option Plan (formerly known as PLI Investors Inc. Stock Option Plan).	Filed as Exhibit 10.4 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.5	First Amendment to the Leiner Group Stock Option Plan, effective as of June 30, 1997.	Filed as Exhibit 10.5 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.6	Leiner Group Stock Incentive Plan, adopted and effective as of June 30, 1997.	Filed as Exhibit 10.6 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.9	Lease, dated as of October 4, 1993, by and between Watson Land Company ("Watson") and LHP, related to a premise located at 810 East 233rd Street, Carson, California.	Filed as Exhibit 10.9 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.10	Lease, dated as of October 4, 1993, by and between Watson and LHP, related to a premise located at 901 East 233rd Street, Carson, California.	Filed as Exhibit 10.10 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.11	Sublease, dated as of October 8, 1993 by and between Teledyne, Inc. and LHP, related to a premise located at 901 East 233rd Street, Carson, California.	Filed as Exhibit 10.11 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.12	Standard Industrial Lease, dated February 19, 1988 between Richard F. Burns, J. Grant Monahan and Lawrence W. Doyle, as Trustees of AEW #113 Trust established under Declaration of Trust dated January 19, 1988 and Vita-Fresh Vitamin Co. Inc. and Vital Industries, Inc., as amended by the First Lease Amendment, dated as of June 12, 1997, between Sierra Pacific California LP and LHP, related to a premise located in Garden Grove, California.	Filed as Exhibit 10.12 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.14	Severance Benefit Agreement, dated as of November 21, 1991, by and between LHP and Robert M. Kaminski.	Filed as Exhibit 10.14 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.15	Severance Benefit Agreement, dated as of November 21, 1991, by and between LHP and Gale K. Bensussen.	Filed as Exhibit 10.15 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.16	Severance Benefit Agreement, dated as of May 30, 1997, by and between LHP and William B. Towne.	Filed as Exhibit 10.16 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.18	Non-Competition and Severance Benefit Agreement, dated as of August 26, 1999, by and between LHP and William B. Towne.	Filed as Exhibit 10.18 to the Company’s annual report Form 10-K for the year ended March 31, 2000.

10.19	Net Lease, dated as of October 14, 1997, by and between MIT Unsecured, L.P. and LHP, related to a premise located in York County, South Carolina.	Filed as Exhibit 10.19 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.20	Stockholders Agreement, dated as of June 30, 1997, among Leiner Health Products Group Inc., North Castle Partners I, L.L.C., AEA Investors Inc., and each other person who is or becomes a party thereto.	Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended December 31, 1997, and incorporated herein by reference.
10.21	Amended and Restated Stockholders Agreement, dated as of September 28, 1998, among Leiner Health Products Group Inc., North Castle Partners I, L.L.C., AEA, and each other person who is or becomes a party thereto.	Filed as Exhibit 10.21 to the Company’s annual report Form 10-K for the year ended March 31, 2000.
10.22	Amended and Restated Stockholders Agreement, dated as of December 17, 1999, among Leiner Health Products Group Inc., North Castle Partners I, L.L.C., North Castle Partners I-A, L.P., North Castle Partners II, L.P., AEA, NCP Co- Investment Fund, L.P., Squam Lake Investors IV, L.P., and each other person who is or becomes a party thereto.	Filed as Exhibit 10.22 to the Company’s annual report Form 10-K for the year ended March 31, 2000.
10.23	Stock Purchase Plan of Leiner Health Products Group Inc. as adopted by the Board of Directors of Leiner Health Products Group Inc. on November 17, 1997.	Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended December 31, 1997, and incorporated herein by reference.
10.24	Second Amended and Restated Stockholders Agreement, dated as of November 14, 2000, among Leiner Health Products Group Inc., North Castle Partners I, L.L.C., NCP I Sub, L.P., North Castle Partners I-A, L.P., North Castle Partners II, L.P., AEA Investors Inc., NCP Co-Investment Fund, L.P., Squam Lake Investors IV, L.P., and each other person who is or becomes party thereto.	Filed as Exhibit 10.24 to the Company’s annual report Form 10-K for the year ended March 31, 2001.

(c)      Reports on Form 8-K:

1	Amendment to Waiver Letter, dated as of February 23, 2001 among Leiner Health Products, Inc., Vita Health Products, Inc., and the banks and other financial institutions party thereto, as Lenders.	Filed as Exhibit 4.28 to the Report on Form 8-K dated March 5, 2001, and incorporated herein by reference.
2	Second Amendment to Waiver Letter, dated as of March 28, 2001, among Leiner Health Products Inc., Vita Health Products Inc. and the banks and other financial institutions party thereto, as Lenders.	Filed as Exhibit 4.29 to the Report on Form 8-K dated April 6, 2001, and incorporated herein by reference.
3	Third Amendment to Waiver Letter, dated as of April 12, 2001, among Leiner Health Products Inc., Vita Health Products Inc. and the banks and other financial institutions party thereto, as Lenders.	Filed as Exhibit 4.30 to the Report on Form 8-K dated April 20, 2001, and incorporated herein by reference.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Leiner Health Products Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carson, State of California, on the 29th day of June, 2001.

LEINER HEALTH PRODUCTS INC.
By:	/s/ STEPHEN P. MILLER
Name: Stephen P. Miller Title: Senior Vice President andChief Financial Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT M. KAMINSKI Robert M. Kaminski	Chief Executive Officer, Director (Principal Executive Officer)	June 29, 2001

STEPHEN P. MILLER Stephen P. Miller	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2001

GALE K. BENSUSSEN Gale K. Bensussen	President and Director	June 29, 2001

LEINER HEALTH PRODUCTS INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
Leiner Health Products Inc.

             We have audited the accompanying consolidated balance sheets of Leiner Health Products Inc. as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leiner Health Products Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

             The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s noncompliance with long-term debt covenants, together with its net loss in fiscal 2001 and its deficit in shareholder's equity, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                               /s/ ERNST & YOUNG LLP

Orange County, California
May 31, 2001, except for Note 1,
as to which the date is June 29, 2001

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 27,788	$ 3,008
Accounts receivable, net of allowances of $7,611 and $4,566 at March 31, 2001 and 2000, respectively	80,009	127,881
Inventories	113,009	175,529
Prepaid expenses and other current assets	13,071	15,049
Total current assets	233,877	321,467
Property, plant and equipment, net	74,303	87,093
Goodwill and other intangibles, net	73,006	76,744
Other noncurrent assets	25,287	24,156
Total assets	$ 406,473	$ 509,460

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Bank checks outstanding, less cash on deposit	$ 64	$ 13,581
Accounts payable	94,099	103,815
Accrued compensation and benefits	16,490	15,380
Customer allowances payable	12,491	7,085
Other accrued expenses	19,798	15,018
Current portion of long-term debt	373,425	5,006
Total current liabilities	516,367	159,885
Long-term debt	957	339,066
Other noncurrent liabilities	3,598	4,894
Commitments and contingencies (Notes 1, 9 and 10)
Shareholder's equity (deficit):
Common stock, $1 par value: 1,000 shares authorized, issued and outstanding	1	1
Capital in excess of par value	21,851	21,851
Accumulated deficit, including charges from June 1997 recapitalization of parent of $31,543	(135,327)	(16,425)
Accumulated other comprehensive income (loss)	(974)	188
Total shareholder's equity (deficit)	(114,449)	5,615
Total liabilities and shareholder's equity (deficit)	$ 406,473	$ 509,460

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Years Ended March 31,
	2001	2000	1999

Net sales	$ 612,134	$ 662,259	$ 626,916
Cost of sales	559,551	495,693	463,607
Gross profit	52,583	166,566	163,309
Marketing, selling and distribution expenses	81,230	78,731	72,260
General and administrative expenses	48,755	38,920	36,896
Research and development expenses	9,382	7,311	5,158
Amortization of goodwill and other intangibles	5,610	2,666	1,670
Restructuring charges	9,761	608	380
Other operating income	(18,426)	(918)	(128)
Operating income (loss)	(83,729)	39,248	47,073
Loss from investment in joint venture	713	155	-
Interest expense, net	35,947	31,123	28,732
Income (loss) before income taxes	(120,389)	7,970	18,341
Provision for (benefit from) income taxes	(1,487)	3,098	8,034
Net income (loss)	$ (118,902)	$ 4,872	$ 10,307

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
(dollars in thousands)

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity (Deficit)
Balance at March 31, 1998	1,000	$ 1	$ 1,825	$ (31,604)	$ (138)	$ (29,916)
Net income	-	-	-	10,307	-	10,307
Translation adjustment	-	-	-	-	85	85
Comprehensive income						10,392
Capital contribution from parent	-	-	26	-	-	26
Balance at March 31, 1999	1,000	1	1,851	(21,297)	(53)	(19,498)
Net income	-	-	-	4,872	-	4,872
Translation adjustment	-	-	-	-	241	241
Comprehensive income						5,113
Capital contribution from parent	-	-	20,000	-	-	20,000
Balance at March 31, 2000	1,000	1	21,851	(16,425)	188	5,615
Net loss	-	-	-	(118,902)	-	(118,902)
Translation adjustment	-	-	-	-	(1,162)	(1,162)
Comprehensive loss						(120,064)
Balance at March 31, 2001	1,000	$ 1	$ 21,851	$ (135,327)	$ (974)	$ (114,449)

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2001	2000	1999
Operating activities
Net income (loss)	($118,902)	$ 4,872	$ 10,307
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,252	10,910	8,281
Amortization	16,136	10,650	7,896
Provision for doubtful accounts	9,919	8,788	10,022
Provision for excess and obsolete inventory	60,951	21,811	6,666
Deferred income taxes	7,613	(1,638)	123
Loss on disposition of property, plant and equipment	2,449	-	-
Translation adjustment	1,162	(241)	(85)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	37,002	10,739	(48,012)
Inventories	(109)	(22,342)	(21,056)
Bank checks outstanding, less cash on deposit	(13,416)	6,961	2,868
Accounts payable	(8,984)	3,613	(10,791)
Accrued compensation and benefits	(2,051)	(3,949)	1,015
Customer allowances payable	5,465	(2,521)	(4,438)
Other accrued expenses	4,912	2,643	(488)
Other	(6,424)	(1,413)	(649)
Net cash provided by (used in) operating activities	11,975	48,883	(38,341)
Investing activities
Additions to property, plant and equipment, net	(8,083)	(15,629)	(17,491)
Acquisition of business, net of cash acquired	808	(52,681)	-
Increase in other noncurrent assets	(11,344)	(8,259)	(4,161)
Net cash used in investing activities	(18,619)	(76,569)	(21,652)
Financing activities
Net borrowings (payments) under bank revolving credit facility	38,057	(16,252)	4,114
Borrowings under bank term credit facility	-	30,000	59,763
Payments under bank term credit facility	(1,744)	(1,672)	(1,444)
Increase in other long-term debt	439	1,340	-
Payments on other long-term debt	(3,894)	(1,066)	(1,511)
Capital contribution from parent	-	20,000	26
Increase in deferred financing charges	-	(1,614)	(995)
Repurchase of minority interest	-	-	(947)
Net cash provided by financing activities	32,858	30,736	59,006
Effect of exchange rate changes	(1,434)	(119)	38
Net increase (decrease) in cash and cash equivalents	24,780	2,931	(949)
Cash and cash equivalents at beginning of year	3,008	77	1,026
Cash and cash equivalents at end of year	$ 27,788	$ 3,008	$ 77

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Operations

             Leiner Health Products Inc. (the "Company") is primarily involved in a single business segment, the manufacture and distribution of vitamins, over-the-counter drugs and other health and beauty aid products to mass market retailers and through other channels, primarily in the United States and Canada. The Company is a wholly owned subsidiary of PLI Holdings Inc. ("PLI Holdings"), which operates solely as a holding company and which is itself a wholly owned subsidiary of Leiner Health Products Group Inc. ("Leiner Group"). Leiner Group’s majority shareholder is North Castle Partners (“North Castle”) and affiliates.

             In June 1997, the Company entered into the Amended Credit Agreement with the Senior Lenders (Note 5), and as a result the Company is highly leveraged. The Amended Credit Agreement contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios. Since December 31, 2000, the Company has not been, and as of March 31, 2001, the Company was not in compliance with certain of these financial covenants. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement. As a result, all borrowings under the Amended Credit Agreement, aggregating $277,969,000 at March 31, 2001, have been classified as a current liability in the accompanying consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of the loans.

             The Company entered into a waiver letter, as well as subsequent amendments (the “Amended Waiver’) with the Senior Lenders. Under the latest amendment, dated as of June 15, 2001, the Senior Lenders agreed to waive such events of default and to forbear exercising any of their rights or remedies under the Amended Credit Agreement for a limited period ending on June 27, 2001. The Amended Waiver expired on June 27, 2001, and on June 28, 2001, the Company received a formal notice of default from its Senior Lenders.

             The Company is currently in active discussions with the Senior Lenders regarding a forebearance agreement that would provide the Company a period of time during which the Senior Lenders would agree not to exercise the remedies available to them while a long-term restructuring solution is pursued.

             Both prior to and during the waiver period, the Company made all scheduled principal and interest payments on a timely basis. The Company has retained financial and legal advisors to assist it in evaluating its restructuring and financing alternatives. The Company and its financial advisors have provided the Senior Lenders with a business plan that reflects the effects of the operational restructuring and reengineering initiatives discussed in Note 3 and serves as a basis for discussions regarding a forebearance agreement and long-term restructuring alternatives.

             There can be no assurance that the Company and the Senior Lenders will agree upon the terms of or enter into a forbearance agreement.

             An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and to terminate their commitments to make further extensions of credit thereunder.

             The Amended Waiver provided for a one percent increase in the applicable margin effective through the end of the waiver period. The Amended Waiver required, among other things, the payment to the Senior Lenders of total fees of $750,000, that the management fee and additional expense reimbursement paid to North Castle and/ or its Affiliates pursuant to the terms of the Management Services Agreement on January 2, 2001 in the amount $785,000 be returned to the Company and that an amount equal to $785,000 be paid to the Senior Lenders as a prepayment of the loans under the Amended Credit Agreement. Additionally, further payments of the management fee were not allowed during the waiver period (Note 8).

             The Amended Waiver also required that during the waiver period, and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit, with all the foregoing collectively referred to as the “Proceeds”) (Note 10), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1,600,000 of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

             Certain conditions to the Amended Waiver survive the expiration of the Amended Waiver including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

             Should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture (the “Indenture”) governing the $85,000,000 of Senior Subordinated Notes (the “Subordinated Notes”) may also be accelerated. As a result of this uncertainty, the Subordinated Notes have been classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2001. On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice will be effective for 179 days.   If the Blockage Notice remains in effect on August 1, 2001, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and failure to pay will constitute an event of default under the Indenture and 25% in the aggregate principal amount of the holders of the Subordinated Notes may accelerate the amounts due under the Indenture.  The Company has initiated negotiations with several major holders of the Subordinated Notes regarding such a long-term restructuring alternative.

             The Company also has an outstanding balance of $6,600,000 under an Industrial Development Revenue Bond (the “IRB Loan”). The IRB Loan is secured by a letter of credit issued under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, if an event of default were continuing, upon notice from the Senior Lenders, the Company would be obligated to reimburse the issuer for the amount equal to the outstanding letter of credit. Accordingly, the IRB Loan has been classified as a current liability in the accompanying consolidated balance sheet as of March 31, 2001.

             During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health's manufacturing facility in Canada. As of March 31, 2001, Vita Health has received approximately $1,636,000 in advances on the loan, which also has been classified as a current liability in the accompanying consolidated balance sheet.

             If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, and other long-term debt became immediately payable as a result of such action, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These conditions, together with the Company’s net loss in fiscal 2001 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Principles of Consolidation

             The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

             The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include valuation allowances for accounts receivable, inventories and deferred tax assets, cash flows used to evaluate the recoverability of long-lived assets, and certain accrued liabilities for restructuring activities.

Cash Equivalents

             The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Values of Financial Instruments

             Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. Fair values of the Company’s debt instruments have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity. The table below provides information about the fair value of the Company’s debt obligations (in thousands):

March 31, 2001
	Total	Fair Value
Fixed rate ($US)	$ 85,000	-	(1)
Variable rate ($US)	$ 248,963	$ 248,963
Variable rate ($CAN)	$ 29,006	$ 29,006

(1)	The Company's fixed rate debt, represented by the Subordinated Notes, are not actively traded. Consequently, the fair value of such debt is not readily determinable. However, considering the liquidity issues discussed in Note 1, management believes that the fair value of the Subordinated Notes is substantially less than its carrying value.

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

Goodwill and Other Intangibles

             Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities. Other intangibles are comprised principally of the estimated fair value of the customer lists, assembled workforce and accelerated new drug applications acquired in December 1999 (Note 4). Goodwill and other intangibles are being amortized on the straight-line method at rates designed to distribute the cost of the assets over their estimated lives.

Other Noncurrent Assets

             Deferred financing charges are being amortized based on the principal balance outstanding using the effective interest method. Incentives provided to customers to secure long-term sales agreements (primarily cash advances and credit memos to be applied against purchases under the contract) are amortized over the terms of the agreements or as related sales are recognized. Amounts deferred under such agreements totaled $8,062,000 and $7,484,000 as of March 31, 2001 and 2000, respectively.

Recoverability of Long-Lived Assets

             The Company reviews for impairment of long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets. Goodwill that is not associated with specific assets that are impaired is assessed for impairment when impairment indicators are present and reduced to its estimated fair value if less than its carrying value. Recoverability of long-lived assets could be affected by the outcome of the uncertainty discussed in Note 1.

Investment in Joint Venture

             The Company owns a 40% interest in HerbaLife Leiner, LLC, a joint venture engaged in selling health products to the Chinese market. The Company's investment in the joint venture is accounted for using the equity method of accounting. At March 31, 2001, the amount at which the investment is carried on the books of the Company is equal to the Company's portion of the underlying equity in the net assets of the joint venture.

Foreign Currency Translation

             The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the weighted monthly average exchange rate for the year. Translation gains and losses are recorded in shareholder's equity, and realized gains and losses are reflected in results of operations. Transaction gains and losses were not material in the years ended March 31, 2001, 2000 and 1999.

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

Shipping and Handling Fees and Costs

             The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying consolidated statement of operations. Shipping and handling expenses for the years ended March 31, 2001, 2000 and 1999 were $12,671,000, $13,023,000, and $13,241,000, respectively.

Advertising Costs

             Advertising costs are expensed as incurred. Advertising expense for the years ended March 31, 2001, 2000 and 1999 was $13,129,000, $13,566,000 and $8,127,000, respectively.

Reporting Comprehensive Income (Loss)

             Statement of Financial Accounting Standards No. 130, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. For the Company, the only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholders equity (deficit).

Recently Issued Accounting Pronouncements

             The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has issued EITF 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which is effective for fiscal quarters beginning after December 15, 2001. The consensus of the EITF is that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction in revenue in the vendor’s income statement rather than as an operating expense, unless certain criteria are met. The Company has not yet determined the impact of such a change in classification on its presentation of the accompanying consolidated statement of operations. The Company will adopt this change in classification prior to the end of fiscal 2002.

             The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is required to be adopted in years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of the Statement 133 on its consolidated financial position or consolidated results of operations. The Company will adopt Statement 133 in its fiscal year beginning April 1, 2001.

             In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the accompanying consolidated financial position or results of operations.

Reclassifications

             Certain reclassifications have been made to the fiscal 2000 and 1999 consolidated financial statements to conform to the fiscal 2001 presentation.

3. Restructuring Charges

             In fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

             During fiscal 2001, the Company reduced its workforce in its Carson, Garden Grove and Valencia, California locations, as well as in Kalamazoo, Michigan. Severance and other costs related to such reductions totaled $5,511,000 and is being paid to the terminated employees on a weekly basis through February 2002. When added to the reduction in force related to the Acquisition (Note 4) the worldwide workforce has been reduced by approximately 500 full time employees.

             Facility consolidations include the consolidation of the Kalamazoo, Michigan and Largo, Florida facilities into the Company’s Fort Mill, South Carolina location, the consolidation of the Vancouver, British Columbia facility into the Winnipeg, Manitoba facility, and the closure of auxiliary warehouses in Carson, Kalamazoo, Largo and Vancouver. Such consolidations are expected to be completed during the first quarter of fiscal 2002.

             The following table summarizes the activities in the Company’s restructuring reserves (in thousands):

	Costs for Employees Terminated	Facility Consolidation and Other	Total
Restructuring charges	$ 5,511	$ 4,250	$ 9,761
Cash payments	(1,758)	(1,639)	(3,397)
Accrued restructuring charges at March 31, 2001	$ 3,753	$ 2,611	$ 6,364

             In addition to the workforce reductions and facility consolidations discussed above, the Company has undertaken product line simplification and customer rationalization initiatives. In connection with its product line simplification initiative, the Company plans to discontinue certain low margin vitamin and OTC pharmaceutical product lines, as well as a health food product line at Vita Health. Under its customer rationalization initiative, as of March 31, 2001, the Company has identified 47 unprofitable or overly complex customers for discontinuation.

             In connection with these initiatives, the Company recorded certain reserves and wrote-off certain other assets totaling $67,357,000. The table below summarizes these reserves and write-offs and where those charges have been reflected in the accompanying consolidated statement of operations for the period ended March 31, 2001 (in thousands):

	Net Sales	Cost of Sales	Marketing, Selling & Distribution	General & Administrative	Total
Inventory reserve provisions	$ -	$ 52,453	$ -	$ -	$ 52,453
Return reserves	7,020	-	-	-	7,020
Allowance for receivables and write-off of customer advances	-	1,302	-	3,224	4,526
Other	-	-	639	2,719	3,358
Total related charges	$ 7,020	$ 53,755	$ 639	$ 5,943	$ 67,357

             During the fourth quarter of fiscal 2001, the Company reserved or wrote-off inventory in the amount of $52,453,000, the most significant component of which related to additional reserves of $24,827,000 established for slow moving or obsolete inventory, calculated based on a new demand-based estimation methodology. An additional $17,017,000 of inventory was reserved and $10,609,000 was written-off in connection with the Company’s product line simplification and customer rationalization initiatives and facility consolidations.

             In addition, the Company established a reserve of $7,020,000 for anticipated sales returns from discontinued customers or for discontinued products expected to be returned by continuing customers. The Company also recorded $3,224,000 in additional reserves for estimated uncollectible accounts receivable and wrote-off $1,302,000 in customer advances related to the customer rationalization initiative. Finally, the Company recorded other charges of $3,358,000 primarily related to consulting expenses for its restructuring initiatives and the write-off of certain fixed assets.

             The Company’s efforts to restructure its operations and rationalize its customer base will continue into fiscal 2002. In connection with those continuing efforts, the Company expects to incur during the first two quarters of fiscal 2002, additional costs of approximately $7,500,000 related to legal, accounting, banking and consulting fees. These amounts will be charged to the Company’s results of operations when incurred.

             In fiscal 2000, the Company closed its Madison, Wisconsin and Sherburne, New York facilities. The Company incurred approximately $1,179,000 for severance and other costs related to the closures, which were offset by a gain of approximately $230,000 from the sale of the Madison facility. Additionally, the Company recorded a gain of approximately $341,000 from the sale of its Chicago facility, which the Company had previously closed and written down to estimated fair market value in fiscal 1999.

4. Acquisition

             On December 17, 1999, Leiner Health Products Inc. acquired substantially all of the assets of Granutec, Inc. ("Granutec"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd. ("Stanley"), a manufacturer and distributor of private label, over-the-counter pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada ("Novopharm"). The Company also acquired certain related assets of Novopharm (collectively, the "Acquisition"). The purchase price of approximately $59,369,000, which included the assumption of debt of $7,496,000, was funded in part by a $20,000,000 capital contribution from the Company's ultimate parent, Leiner Group, and borrowings on the Company's revolving credit facility. The Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"). In accordance with APB 16, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by independent appraisers utilizing proven valuation procedures and techniques. Acquired intangibles totaling $9,327,000 included the fair value of customer base, acquired workforce and accelerated new drug applications. These intangibles are being amortized over their estimated useful lives of three to five years. Goodwill resulting from the Acquisition is being amortized over 15 years.

             On June 29, 2000, the Company reached a final settlement agreement with Novopharm on the working capital adjustment provided for in the acquisition agreement and, as a result, Novopharm paid the Company $1,553,000.  The Company recorded the final adjustments to the purchase price allocation during the second quarter of fiscal year 2001.

             The components of the purchase price and the purchase price allocation are as follows (in thousands):

Consideration and acquisition costs:
Cash paid to Novopharm	$ 50,000
Acquisition costs	3,426
Debt assumed	7,496
Working capital adjustment	(1,553)
$ 59,369
Allocation of purchase price:
Current assets	$ 43,083
Property, plant and equipment	20,805
Acquired intangibles	9,327
Goodwill	18,179
Debt and other liabilities assumed	(32,025)
$ 59,369

             In connection with the Acquisition and the finalization of management’s integration plan, the Company recorded approximately $11,472,000 for employee severance and facility closure costs. As a component of the purchase price allocation, the integration plan includes initiatives to integrate the operations of Granutec and Stanley, with those of the Company, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects the majority of these actions to be completed in fiscal 2002.

             The following table summarizes the activity in the Company’s reserves associated with the integration plan (in thousands):

	Separation Costs for Terminated Employees	Facilities Closing & Downsizing	Total
Reserves recorded in connection with preliminary purchase price allocation at March 31, 2000	$ 5,400	$ 1,615	$ 7,015
Additions to reserve	3,468	989	4,457
Cash payments	(3,588)	(92)	(3,680)
Balance at March 31, 2001	$ 5,280	$ 2,512	$ 7,792

             The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of the fiscal year presented, and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands).

Year Ended March 31, 2000
Net sales	$760,079
Operating income	50,574
Net income	10,233

5. Long-term Debt

             Long-term debt consists of (in thousands):

	Years Ended March 31,
	2001	2000
Credit Facility:
Revolving facility	$ 109,535	$ 72,918
Term facility	168,434	171,107
Total credit facility	277,969	244,025
Senior subordinated notes	85,000	85,000
Capital lease obligations	3,177	6,607
Industrial development revenue bond loan	6,600	7,100
Industrial opportunities program loan	1,636	1,340
	374,382	344,072
Less current portion	(373,425)	(5,006)
Total long-term debt	$ 957	$339,066

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

             Borrowings under the Amended Credit Agreement bear interest at floating rates that were based on the lender's base rate (8.0% at March 31, 2001), the lender's Canadian prime rate (6.75% at March 31, 2001), or LIBOR (4.88% at March 31, 2001), as the case may be, plus an applicable margin that is itself based on the Company's leverage ratio (as defined in the Amended Credit Agreement). The leverage ratio is defined generally as the ratio of total funded indebtedness to the consolidated earnings before interest, taxes, depreciation, amortization expense and other special charges and its effect on the applicable margin and varies as follows: (a) for U.S. and Canadian revolving credit borrowings, from 1.0% to 2.5% for LIBOR— or banker's acceptance-based loans, and from zero to 1.5% for alternate base rate— or Canadian prime rate-based loans, (b) for the loans under the Term Facility, from 2.625% to 3.25% for LIBOR-based loans, and from 1.625% to 2.25% for alternate-base rate loans. As of March 31, 2001, the Company's weighted average interest rates were 10.92% for U.S. borrowings and 8.38% for Canadian borrowings. In addition to certain agent and up-front fees, the Amended Credit Agreement requires a commitment fee of up to 0.5% of the average daily unused portion of the revolving credit facility based on the Company's leverage ratio. During the period covered by the Amended Waiver (Note 1), the applicable margins increased by 1%.

             The obligations of the Company under the U.S. portion of the Revolving Facility and Term Facility are guaranteed by the direct parent of the Company, PLI Holdings, and by any direct or indirect U.S subsidiaries of the Company. The obligations of Vita Health under the Canadian portion of the Revolving Facility and Term Facility are guaranteed by the Company, PLI Holdings, the Company's direct or indirect U.S. subsidiaries and direct or indirect subsidiaries of Vita Health. The Amended Credit Agreement is also secured by substantially all the assets of the Company and any of its direct or indirect U.S. subsidiaries, all of the stock of the Company and any such direct or indirect U.S. subsidiaries, and 65% of the common stock of any direct non-U.S. subsidiaries of the Company and its U.S. subsidiaries. The Canadian portion of the Revolving Facility and Term Facility is also secured by substantially all the assets of Vita Health, its direct and indirect Canadian parents and any direct or indirect non-U.S. subsidiaries of the Company, and all of the common stock of any such direct or indirect non-U.S. subsidiaries. The Revolving Facility also allows the Company to issue up to $35,000,000 in letters of credit in lieu of borrowing on the Revolving Facility. As of March 31, 2001, the Company had $11,425,000 of letters of credit outstanding.

Covenants and Minimum Payments

             The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay the Subordinated Notes or other subordinated debt, or engage in certain other activities. The Company must also comply with certain financial ratios and tests. As of March 31, 2001, the Company was not in compliance with these financial covenants and is currently in default (Note 1).

Senior Subordinated Notes

             The Senior Subordinated Notes (the “Subordinated Notes”) accrue interest at the rate of 9.625% per annum and are due on June 30, 2007. Interest on the Subordinated Notes is payable semiannually on January 1 and July 1 of each year. Pursuant to the terms of the Amended Credit Agreement and in light of the continuing events of default under the Amended Credit Agreement, the Senior Lenders issued a Blockage Notice on June 28, 2001 prohibiting the Company from making any payments related to the Subordinated Notes.

Capital Lease Obligations

             The capital lease obligations are payable in variable monthly installments through December 2005, bear interest at effective rates ranging from 4.42% to 17.19% and are secured by equipment with a net book value of approximately $6,620,000 and $8,031,000 at March 31, 2001 and 2000, respectively.

Industrial Development Revenue Bond Loan

             In connection with the Acquisition, the Company assumed an industrial development revenue bond loan ("IRB Loan"), with an outstanding principal amount of $6,600,000 at March 31,2001. The interest on the IRB Loan is variable. The rate was 4.0% as of March 31, 2001, and fluctuates on a weekly basis. Principal is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014.

Industrial Opportunities Program Loan

             During fiscal 2000, the Company entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company's manufacturing facility in Canada. As of March 31, 2001, the Company received approximately $1,636,000 in advances on the loan. Interest on the loan may be waived contingent upon the Company's compliance with certain obligations, including meeting certain financial ratios. Principal repayments are scheduled to be made in two equal payments of 50% of the final loan amount. The first payment is to be made on September 30, 2004 and the second on September 30, 2005.

6. Income Taxes

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

             Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated realizable amounts. Because of the losses experienced in fiscal 2001, a valuation allowance of $30,112,000 has been recorded at March 31, 2001 to offset the related net deferred assets due to the uncertainty regarding their future realization. Any future reductions in the valuation allowance will reduce tax expense in future years. The provision for income taxes reflects the taxes to be paid (or refunds to be received) for the period and the change during the period in the deferred tax assets and liabilities.

             Significant components of the Company's deferred tax assets and liabilities are (in thousands):

	March 31,
	2001	2000
Deferred tax assets:
Compensation accruals	$6,127	$4,956
Allowances for doubtful accounts and sales returns	2,646	996
Inventory obsolescence reserves	19,802	2,276
Inventory capitalization	289	674
Restructuring reserves	1,806	-
Other	24	-
Total deferred tax assets	30,694	8,902
Valuation allowance	(30,112)	-
Net deferred tax assets	582	8,902
Deferred tax liabilities:
Fixed assets book versus tax basis difference	(491)	(1,040)
Other	(210)	(368)
Total deferred tax liabilities	(701)	(1,408)
Net deferred tax assets (liabilities)	$(119)	$7,494

             At March 31, 2001 and 2000, prepaid expense and other current assets in the accompanying consolidated balance sheets include deferred tax assets of $24,000 and $8,841,000, respectively, and other noncurrent liabilities include deferred tax liabilities of $143,000 and $1,347,000, respectively.

             The following is a reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate:

	Years Ended March 31,
	2001	2000	1999
Tax at U.S. statutory rates	(35)%	35%	35%
State income taxes, net of federal tax benefit	(4)	3	5
Goodwill amortization	1	6	3
Tax credits	-	(5)	-
Higher effective income taxes of other countries	-	-	1
Valuation reserve	37	-	-
Income tax rate	(1)%	39%	44%

             United States and foreign income (loss) before taxes is as follows (in thousands):

	Years Ended March 31,
	2001	2000	1999
U.S	$(120,248)	$5,883	$16,133
Foreign	(141)	2,087	2,208
	$(120,389)	$7,970	$18,341

             Significant components of the provision for income taxes are (in thousands):

	Years Ended March 31,
	2001	2000	1999
Current:
Federal	$(8,479)	$ 3,448	$5,641
State	(495)	648	1,306
Foreign	(126)	640	964
Total current	(9,100)	4,736	7,911
Deferred:
Federal	6,382	(1,402)	147
State	1,245	(321)	3
Foreign	(14)	85	(27)
Total deferred	7,613	(1,638)	123
Total provision for income taxes	$(1,487)	$ 3,098	$8,034

7. Employee Benefits

Stock Option Plan

             Leiner Group's Stock Option Plan, as amended in 1997, provided for the issuance of nonqualified stock options to certain key employees and directors to purchase up to 127,222 shares of Leiner Group's common stock. Options granted are at exercise prices as determined by Leiner Group's Board of Directors, but not less than $100 per share. During fiscal year 2001, Leiner Group’s Board of Directors provided for the issuance of an additional 125,000 nonqualified stock options under this Stock Option Plan. The additional shares are to be made available for grant over a three year period, with 45,000 available in fiscal year 2001 and 40,000 available in each of the fiscal years ending March 31, 2002 and 2003, respectively. Options generally vest on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant, and expire no later than ten years from the date of grant.

             Pro forma information regarding net income (loss) is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if Leiner Group accounted for its employee stock options granted subsequent to March 31, 1995 under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option–pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Leiner Group's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, therefore, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

             In calculating pro forma information regarding net income (loss), the fair value of the stock options granted during the years presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2001	2000	1999
Risk free interest rate	6.5%	N/A	6.0%
Expected option life	7.0	N/A	8.4
Volatilty	0.0	N/A	0.0
Dividend yield	0.0	N/A	0.0

             The pro forma net income (loss) for the years ended March 31, 2001, 2000 and 1999 were $(119,750,000), $4,024,000 and $9,459,000, respectively.

             Activity under the Stock Option Plan for the years ended March 31, 2001, 2000 and 1999 is set forth below:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Price per Share	Weighted Average Exercise Price
Balance at March 31, 1998	11,704	110,518	$100	$100
Common shares reserved for issuance	5,000	-	-	-
Options granted	(14,066)	14,066	140	140
Options canceled	1,103	(1,103)	100-140	108
Balance at March 31, 1999	3,741	123,481	100-140	104
Options canceled	3,414	(3,414)	100-140	101
Balance at March 31, 2000	7,155	120,067	100-140	105
Common shares reserved for issuance	125,000	-	-	-
Options granted	(54,778)	54,778	140-180	173
Options canceled	2,875	(2,875)	100-180	127
Balance at March 31, 2001	80,252	171,970	100-140	127

             Options exercisable at March 31, 2001, 2000 and 1999 were 130,312, 90,502 and 58,352, respectively. The weighted-average fair value of options granted during the years ended March 31, 2001 and 1999 were $0 and $74, respectively. The weighted average remaining contractual life was 7.0 years as of March 31, 2001.

Contributory Retirement Plans

             The Company has contributory retirement plans that cover substantially all of the Company's employees who meet minimum service requirements. The Company's contributions to the plans are discretionary and are determined and funded annually by Leiner Group's Board of Directors. The Company recorded contributions totaling $2,353,000, $2,186,000 and $1,541,000 for the plan years ended March 31, 2001, 2000 and 1999, respectively.

8. Related Party Transactions

             Upon consummation of a recapitalization in June 1997, Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), an affiliate of North Castle, to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. ("Baird Investment"). In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement terminates on June 30, 2007, or earlier upon the occurrence of certain specified events. During each of the three years ended March 31, 2001, 2000 and 1999, management fees and expenses recorded were $1,535,000, $1,500,000, and $1,735,000, respectively, and are included in other charges in the accompanying consolidated statement of operations. The Amended Waiver required that the fee and additional expense reimbursement paid to North Castle and/or its Affiliates pursuant to the terms of the Management Services Agreement on January 2, 2001 in the amount of $785,000 be returned to the Company and that an amount equal to $785,000 be paid to the lenders as a prepayment of the Revolving Loan. Additionally, further payments of the management fee are not allowed during the waiver period.

             During fiscal 2000, the Company received a capital contribution of approximately $20,000,000 from Leiner Group, through its direct parent, PLI Holdings Inc., in connection with the Acquisition (Note 4).

9. Commitments

             The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (noncancelable) that expire at various dates through June 2013 and contain renewal options. Total rents charged to operations were $15,478,000, $12,915,000 and $9,212,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

             Minimum future obligations on noncancelable operating leases in effect at March 31, 2001 are (in thousands):

Fiscal year
2002	$14,312
2003	12,767
2004	11,166
2005	7,930
2006	6,103
Thereafter	20,290
Total minimum lease payments	$72,568

10. Contingencies

             On September 27, 1999, the Company filed a civil antitrust lawsuit (the "Antitrust Lawsuit") against certain of its raw material suppliers and other alleged co-conspirators. The complaint alleges that the defendants conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in the United States. The complaint seeks unspecified damages and injunctive relief. After the lawsuit was filed, it was consolidated, for pre-trial purposes, with other similar cases. Based on the pretrial schedule set forth by the court, the case will not be ready for trial until approximately April 2002. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any (Note 1.)

             During fiscal 2001 and 2000, the Company entered into settlement agreements with several of its suppliers named in the Antitrust Lawsuit (the “Settlement Agreements”). Pursuant to the terms of the Settlement Agreements, the Company agreed to release all claims it may have against these suppliers based on the Company’s purchases of various vitamins from the suppliers and to opt out of any settlements in connection with the Antitrust Lawsuit insofar as it pertains to these suppliers. In exchange for the Company’s release and agreement to opt out of the settlement in connection with the Antitrust Lawsuit, the Company has been awarded settlements in the aggregate amount of approximately $24,298,000 and $2,420,000 in the years ended March 31, 2001 and 2000, respectively, which were offset by legal, consulting fees and other costs of approximately $4,300,000 and $200,000, respectively. Net proceeds were recorded in other operating (income) charges in the accompanying consolidated statement of operations.

             The Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. Concentration of Credit Risk and Significant Customers, Suppliers and Products

             Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the drug store, supermarket and discount chain industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. For the years ended March 31, 2001, 2000 and 1999, two customers represented approximately 34% and 12%, 31% and 9%, and 30% and 11%, respectively, of net sales. The Company's top ten customers in the aggregate accounted for approximately 72%, 68% and 70% of the Company's net sales for fiscal 2001, 2000 and 1999, respectively. For the years ended March 31, 2001, 2000, and 1999, two suppliers provided approximately 20%, 23% and 25%, respectively, of raw materials purchased. No other supplier accounted for more than 10% of the Company's purchases. Sales of vitamins C and E, in the aggregate, accounted for approximately 22%, 31% and 31% of the Company's sales in fiscal 2001, 2000 and 1999, respectively. If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company's results of operations could be materially adversely affected.

12. Business Segment Information

             The Company operates in two reportable segments. One consists of the Company's U.S. Operations ("Leiner U.S.") and the other is the Company's Canadian operations ("Vita Health"). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements and distribute their products primarily through mass-market retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and intersegment profit.

             Selected financial information for the Company's reportable segments for the years ended March 31, 2001, 2000 and 1999 is as follows (in thousands):

	Leiner U.S.	Vita Health	Intersegment Eliminations (1)	Consolidated Totals
Year ended March 31, 2001:
Net sales	$540,470	$77,902	$(6,238)	$612,134
Depreciation and amortization	28,855	3,533	-	32,388
Segment operating income (loss)	(86,096)	2,217	150	(83,729)
Interest expense, net	33,412	2,535	-	35,947
Income tax benefit	(1,347)	(140)	-	(1,487)
Segment assets	345,208	61,166	99	406,473
Additions to property, plant and equipment, net	7,728	355	-	8,083
Year ended March 31, 2000 (2):
Net sales	$606,721	$57,372	$(1,834)	$662,259
Depreciation and amortization	20,081	1,479	-	21,560
Segment operating income	35,390	3,845	13	39,248
Interest expense, net	29,299	1,824	-	31,123
Income tax expense	2,373	725	-	3,098
Segment assets	448,187	61,284	(11)	509,460
Additions to property, plant and equipment, net	12,120	3,509	-	15,629
Year ended March 31, 1999:
Net sales	$590,345	$39,160	$(2,589)	$626,916
Depreciation and amortization	15,387	790	-	16,177
Segment operating income	43,558	3,528	(13)	47,073
Interest expense, net	27,344	1,388	-	28,732
Income tax expense	7,098	936	-	8,034
Segment assets	397,948	28,808	(1,218)	425,538
Additions to property, plant and equipment, net	16,118	1,373	-	17,491

___________
(1)	Intersegment eliminations relate to the intersegment sales and profit.
(2)	Leiner U.S. and Vita Health include the activity of Granutec and Stanley, respectively, from December 17, 1999 to March 31, 2000.

13.        Composition of Certain Balance Sheet Items

		March 31,
		2001	2000
		(in thousands)
Inventories:
Raw materials, bulk vitamins and packaging materials		$ 43,517	$ 55,819
Work-in-process		47,596	48,604
Finished products		21,896	71,106
		$ 113,009	$ 175,529
	Depreciable Lives
Property, plant and equipment:	(years)
Land		$ 759	$ 786
Buildings and improvements	31 - 40	11,256	12,538
Leasehold improvements	7 - 40	28,079	26,701
Machinery and equipment	3 - 20	99,204	99,376
Furniture and fixtures	3 - 10	4,043	5,686
		143,341	145,087
Less accumulated depreciation and amortization		(69,038)	(57,994)
		$ 74,303	$ 87,093
	Depreciable Lives
Goodwill and other intangibles:	(years)
Goodwill	15-40	$ 82,319	$ 79,630
Other intangibles:
Assembled workforce	3	3,127	4,023
Accelerated drug applications	3	3,800	3,800
Customer Lists	5	1,681	1,706
Other	3-15	651	922
		91,578	90,081
Less accumulated amortization		(18,572)	(13,337)
		$ 73,006	$ 76,744

14. Supplementary Cash Flow Information

	Years Ended March 31,
	2001	2000	1999
	(in thousands)
Cash paid during the year for:
Interest	$33,837	$29,220	$27,188
Income taxes, net of refunds received	4,197	3,843	6,845

SCHEDULE II

LEINER HEALTH PRODUCTS INC.
 VALUATION AND QUALIFYING ACCOUNTS
 (in thousands)

	Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 1999:
Accounts Receivable Allowances	$4,713	$10,022	$10,013	$4,722
Year ended March 31, 2000:
Accounts Receivable Allowances	4,722	8,788	8,944	4,566
Year ended March 31, 2001:
Accounts Receivable Allowances	4,566	9,919	6,874	7,611