Form 10-Q
period 2001-06-30
LEINER HEALTH PRODUCTS INC
filed 2001-08-14
CIK 1043055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-33121

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	95–3431709 (I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California 90745
(310) 835-8400
(Address and telephone number of principal executive offices)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $1.00 par value, outstanding at August 8, 2001

1,000 shares

LEINER HEALTH PRODUCTS INC.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

Leiner Health Products Inc.
Condensed Consolidated Statements of Operations
Unaudited
(in thousands)

	Three months ended June 30,

	2001	2000

Net sales	$139,478	$130,093
Cost of sales	100,224	104,618

Gross profit	39,254	25,475
Marketing, selling and distribution expenses	17,351	18,277
General and administrative expenses	15,425	9,782
Research and development expenses	2,261	2,224
Amortization of goodwill and other intangibles	1,395	1,449
Other (income) charges	415	(13,365)

Operating income	2,407	7,108
Loss from investment in joint venture	109	65

Interest expense, net	9,504	8,762

Loss before income taxes	(7,206)	(1,719)
Benefit for income taxes	(569)	(752)

Net loss	$(6,637)	$(967)

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2001	March 31, 2001

	Unaudited	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$31,323	$27,788
Accounts receivable, net	62,583	80,009
Inventories	135,588	113,009
Prepaid expenses and other current assets	4,947	13,071

Total current assets	234,441	233,877
Property, plant and equipment, net	70,074	74,303
Goodwill and other intangibles, net	72,081	73,006
Other noncurrent assets	25,413	25,287

Total assets	$402,009	$406,473

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Bank checks outstanding, less cash on deposit	$840	$64
Accounts payable	102,249	94,099
Accrued compensation and benefits	10,903	16,490
Customer allowances payable	12,971	12,491
Other accrued expenses	18,126	19,798
Current portion of long term debt	373,367	373,425

Total current liabilities	518,456	516,367
Long-term debt	519	957
Other noncurrent liabilities	3,544	3,598
Commitments and contingencies
Shareholder’s deficit:
Common stock	1	1
Capital in excess of par value	21,851	21,851
Accumulated deficit	(141,964)	(135,327)
Accumulated other comprehensive loss	(398)	(974)

Total shareholder’s deficit	(120,510)	(114,449)

Total liabilities and shareholder’s deficit	$402,009	$406,473

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three months ended June 30,

	2001	2000

Operating Activities:
Net loss	$(6,637)	$(967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,945	3,519
Amortization	3,137	3,654
Translation adjustment	(576)	283

Changes in operating assets and liabilities, net of effects of acquisition of business:
Accounts receivable	17,793	57,010
Inventories	(21,733)	(34,519)
Bank checks outstanding, less cash on deposit	759	(11,589)
Accounts payable	7,791	130
Accrued compensation and benefits	(5,668)	945
Customer allowances payable	449	(88)
Other accrued expenses	(1,720)	1,680
Income taxes payable/receivable	7,802	(1,530)
Other	310	1,738

Net cash provided by operating activities	5,652	20,266

Investing Activities:
Additions to property, plant and equipment, net	(595)	(4,058)
Increase in other noncurrent assets	(607)	(3,961)

Net cash used by investing activities	(1,202)	(8,019)

Financing Activities:
Net borrowings under bank revolving credit facility	-	984
Payments under bank term credit facility	(908)	(437)
Payments on other long-term debt	(844)	(1,158)

Net cash used by financing activities	(1,752)	(611)

Effect of exchange rate changes	837	(295)

Net increase in cash and cash equivalents	3,535	11,341

Cash and cash equivalents at beginning of period	27,788	3,008

Cash and cash equivalents at end of period	$31,323	$14,349

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

1.          Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. (“Vita Health”).  Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002 or any other future periods.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

Certain reclassifications have been made to the fiscal 2001 condensed consolidated financial statements to conform with the fiscal 2002 presentation.

Liquidity

In fiscal 1998, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with certain financial institutions (the “Senior Lenders”). The Amended Credit Agreement contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios. Since December 31, 2000, the Company has not been, and as of June 30, 2001, the Company was not, in compliance with certain of these financial covenants. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement. As a result, borrowings under the Amended Credit Agreement, aggregating $278,707,000 at June 30, 2001, have been classified as a current liability in the Company’s condensed consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of such loans.

The Company has been operating under a series of waivers (the “Waivers”) as a result of covenant violations under its Amended Credit Agreement. The most recent Waiver expired on June 27, 2001, and on June 28, the Company received a formal notice of default from its Senior Lenders. As of June 29, 2001, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with its Senior Lenders, who have agreed not to exercise remedies available to them during the term of the agreement.  The Forbearance Agreement requires, among other things, that the Company deliver to its Senior Lenders and their financial advisors (a) an updated business plan reflecting the results of first quarter of 2001 by July 23, 2001, (b) additional financial analyses prepared by the Company’s financial advisors by July 31, 2001 and (c) a restructuring proposal by August 15, 2001.  If agreement is reached on a restructuring term sheet by August 31, 2001, the Forbearance Agreement will be automatically extended until September 28, 2001.  If agreement on a term sheet has not been reached by August 31, the Forbearance Agreement will terminate on that date. The Forbearance Agreement will also terminate if the Company fails to make any payments as required thereunder or fails to remedy any other default within two business days of notice of such default.  In addition, failure to deliver any of the material noted in items (a)-(c) above will result in the Company incurring a $100,000 fee per item to the Senior Lenders. The Company has met its delivery obligations under item (a) and (b) above and expects to meet its obligation under (c).

There is no assurance that an agreement will be reached on a term sheet by August 31, 2001, or that the Forbearance Agreement will be extended beyond its initial limited period.

An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest.

The Waivers provided for, and the Forbearance Agreement will continue to require through the end of the forbearance period, a one percent increase in the applicable margin. The Forbearance Agreement also required the Company to pay the Senior Lenders forbearance fees of $600,000, and a principal payment on the loans outstanding under the Amended Credit Agreement of $700,000. Additionally, interest on the applicable Credit Extensions for each of August and September has been prepaid and is held in escrow.

The Waivers provided for, and the Forbearance Agreement also requires that during the forbearance period and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit (Note 7), with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1,600,000 of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

Certain conditions to the Waivers will continue during the forbearance period and after any termination of the Forbearance Agreement including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

In addition the Forbearance Agreement requires that the Company agree to restrictive covenants with respect to disbursements, cash flows, asset sale proceeds, severance arrangements, indebtedness, and inter-company dispositions, among others and engage in a search for a Chief Operating Officer.

On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice is effective for 179 days. The 30 day grace period with respect to payment defaults on the Subordinated Notes has expired. The Company received a notice of the occurrence of this Event of Default from the trustee under the Indenture on August 10, 2001, and 25% in the aggregate principal amount of the holders of the Subordinated Notes may accelerate the amounts due under the Indenture.  In addition, should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture (the “Indenture”) governing the $85,000,000 of Senior Subordinated Notes (the “Subordinated Notes”) may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the Company's condensed consolidated balance sheet as of June 30, 2001.  The Company has initiated negotiations with several major holders of the Subordinated Notes regarding long-term restructuring alternatives. However, there is no assurance that the terms of the Subordinated Notes will be amended or restructured or that the holders of the Subordinated Notes will not accelerate amounts due under the Indenture.

The Company also has an outstanding balance of $6,100,000 under an Industrial Development Revenue Bond (the “IRB Loan”). The IRB Loan is secured by a letter of credit issued under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, if an event of default were continuing under the Amended Credit Agreement, upon notice from the Senior Lenders, the Company would be obligated to reimburse the issuer for the amount equal to the outstanding letter of credit. Accordingly, the IRB Loan has been classified as a current liability in the accompanying condensed consolidated balance sheet.

During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health's manufacturing facility in Canada. As of June 30, 2001, Vita Health has received approximately $1,728,000 in advances on the loan, which also has been classified as a current liability in the accompanying condensed consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1,900,000. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These conditions, together with the Company’s net loss in fiscal 2001 and the first quarter of fiscal 2002 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Restructuring

In fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

The following table summarizes the activities in the Company’s restructuring reserves (in thousands):

	Costs for Employees Terminated	Facilities Consolidation and Other	Total

3
Restructuring charges	$5,511	$4,250	$9,761
Cash payments	(1,758)	(1,639)	(3,397)

Balance at March 31, 2001	$3,753	$2,611	$6,364
Cash payments	(2,459)	(1,190)	(3,649)

Balance at June 30, 2001	$1,294	$1,421	$2,715

In addition to the workforce reductions and facility consolidations discussed above, the Company has undertaken product line simplification and customer rationalization initiatives that resulted in significant operating expense charges in the fourth quarter of fiscal 2001. The Company’s efforts to restructure its operations and rationalize its customer base is continuing into 2002.

In connection with these initiatives, the Company has retained financial, operational and legal advisors to assist in evaluating its restructuring and financing alternative. Cost of approximately $3,900,000 related to such professional fees were charged to operations in the quarter ended June 30, 2001, and additional related costs of approximately $2,600,000 are expected to be incurred in the three months ended September 30, 2001.

The Company and its financial advisors have provided the Senior Lenders with a business plan that reflects the effects of the operational restructuring and reengineering initiatives discussed above and serves as a basis for discussions regarding long-term debt restructuring alternatives. In addition, the Company has engaged a management consulting firm to assist in identifying and implementing improvements to the Company's supply chain processes. These initiatives are expected to yield customer service, working capital and operational efficiency improvements.

As a result of the customer rationalization process, an additional group of less profitable, highly complex customers are under consideration for discontinuance. If such customer discontinuances are approved, additional provisions may be required for possible sales returns, uncollectible accounts and/or excess or obsolete inventory.

2.          Integration Plan - Acquisition

In connection with the December 1999 acquisition of substantially all of the assets of Granutec Inc. (“Granutec”) and Stanley Pharmaceutical Ltd. (“Stanley”) and certain assets of Novopharm Ltd., and the finalization of the management’s integration plan for the acquired Companies, the Company has recorded approximately $11,472,000 for employees severance and facility closure costs as a component of the purchase price allocation.  The integration plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects the majority of these actions to be completed in the first half of fiscal year 2002.

The following table summarizes the activity in the Company’s reserves associated with the integration plan (in thousands):

	Separation Costs for Terminated Employees	Facilities Closing & Downsizing	Total

	3
Reserves recorded in connection with preliminary purchase price allocation at March 31, 2000	$5,400	$1,615	$7,015
Additions to reserve	3,468	989	4,457
Cash payments	(3,588)	(92)	(3,680)

Balance at March 31, 2001	$5,280	$2,512	$7,792
Cash payments	(1,883)	(523)	(2,406)

Balance at June 30, 2001	$3,397	$1,989	$5,386

3.          Inventories

Inventories consist of the following (in thousands):

	June 30, 2001	March 31, 2001

Raw materials, bulk vitamins and packaging materials	$41,985	$43,517
Work-in-process	44,264	47,596
Finished products	49,339	21,896

3	$135,588	$113,009

4.          Debt

Long-term debt is summarized as follows (in thousands):

	June 30, 2001	March 31, 2001

Credit Facility:	3
Revolving facility	$110,129	$109,535
Term facility	168,578	168,434

Total credit facility	278,707	277,969
Senior subordinated notes	85,000	85,000
Industrial development revenue bond loan	6,100	6,600
Capital lease obligations	2,351	3,177
Industrial opportunities program loan	1,728	1,636

3	373,886	374,382
Less current portion	(373,367)	(373,425)

Total long-term debt	$519	$957

The Credit Facility contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests.  As of June 30, 2001, the Company was not in compliance with certain of these financial covenants and has entered into a Forbearance Agreement for a limited period regarding such non-compliance, which is described in Note 1.

5.          Comprehensive loss

The components of comprehensive loss are as follows (in thousands):

	Three months ended June 30,

	2001	2000

Net loss	$(6,637)	$(967)
Foreign currency translation adjustment	576	(283)

Comprehensive loss	$(6,061)	$(1,250)

6.  Related Party Transactions

Upon consummation of a recapitalization in June 1997, Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C.  In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement terminates on June 30, 2007, or earlier upon the occurrence of certain specified events. The Company is recognizing this fee as an expense, but payments under this agreement are not allowed during the continuance of an Event of Default under the Amended Credit Agreement. (Note 1).

7.  Contingencies

On September 27, 1999, the Company filed a civil antitrust lawsuit (the “Antitrust Lawsuit”) against certain of its raw material suppliers and other alleged co-conspirators.  The complaint alleges that the defendants conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in the United States.  The complaint seeks unspecified damages and injunctive relief.  After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases.  Based on the pretrial schedule set forth by the court, the case will not be ready for trial until approximately September 2002.  At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any (Note 1).

During the first quarter of fiscal 2001, the Company entered into a settlement agreement with one of its suppliers named in the Antitrust Lawsuit (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the Company agreed to release all claims it may have against the supplier based on the Company’s purchases of various vitamins from the supplier and to opt out of any settlement in connection with a pending class action lawsuit in so far as it pertains to the supplier.

In exchange for the Company’s release and agreement to opt out of any settlement in the pending class action lawsuit, the Company received a settlement payment on June 30, 2000 of approximately $16,734,000, net of legal fees of approximately $188,000, which is recorded in other operating (income) charges in the accompanying condensed consolidated statement of operations for the quarter ended June 30, 2000.  In addition, the Company incurred approximately $1,680,000 of consulting expenses paid in connection with the lawsuit and a bonus payment of $1,150,000 awarded to certain of the Company’s key management personnel in recognition of the effect of antitrust activity on prior years’ compensation resulting in a net recovery of approximately $13,900,000.

The Company is subject to other legal proceedings and claims which arise in the normal course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

8.  Business Segment Information

The Company operates in two reportable segments.  One consists of the Company’s U.S. operations, (“Leiner U.S.”)  and the other is the Company’s Canadian operations (“Vita Health”). The Company’s operating segments manufacture a range of vitamins, minerals and nutritional supplements and over-the-counter pharmaceuticals (“OTC”) and distribute their products primarily through mass-market retailers. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

Selected financial information for the Company’s reportable segments for the three months ended June 30, 2001 and 2000 is as follows (in thousands):

	Leiner U.S		Vita Health	Intersegment Eliminations	Consolidated Totals
.
Three months ended June 30, 2001
Net sales	$125,987		$14,169	$(678)	$139,478
Depreciation and amortization	6,319		763	-	7,082
Segment operating income (loss)	2,964		(514)	(43)	2,407
Interest expense, net	8,875		629	-	9,504
Income tax (benefit) expense	-		(569)	-	(569)
Segment assets	351,017		64,205	(13,213)	402,009
Expenditures for long-lived assets	270		325	-	595

Three months ended June 30, 2000
Net sales	$111,433		$20,233	$(1,573)	$130,093
Depreciation and amortization	6,334		839	-	7,173
Segment operating income	6,370	(1)	738	-	7,108
Interest expense, net	8,152		610	-	8,762
Income tax (benefit) expense	(813)		61	-	(752)
Segment assets	436,046		60,764	(11)	496,799
Expenditures for long-lived assets	3,827		231	-	4,058

(1)	Includes settlement arising from a supplier dispute of approximately $13.9 million, net of consulting expenses and bonus awarded to certain of the Company’s key management personnel

9.  Recently Issued Accounting Pronouncements

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

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is required to be adopted in years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of the Statement 133 on its consolidated financial position or consolidated results of operations. The adoption of Statement 133 did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

In June 2001 the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003.  During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company’s financial position and results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the “Company”); including Vita Health Products Inc. of Canada (“Vita Health”), a wholly-owned subsidiary, for the three months ended June 30, 2001 (“first quarter of fiscal 2002”), and the significant developments affecting its financial condition since March 31, 2001.  The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2001, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities Exchange Commission.

Restructuring

In fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

The following table summarizes the activities in the Company’s restructuring reserves (in millions):

	Costs for Employees Terminated	Facilities Consolidation and Other	Total

3
Restructuring charges	$5.5	$4.3	$9.8
Cash payments	(1.8)	(1.6)	(3.4)

Balance at March 31, 2001	3.7	2.7	6.4
Cash payments	(2.4)	(1.3)	(3.7)

Balance at June 30, 2001	$1.3	$1.4	$2.7

In addition to the workforce reductions and facility consolidations discussed above, the Company has undertaken product line simplification and customer rationalization initiatives that resulted in significant operating expense charges in the fourth quarter of fiscal 2001. The Company’s efforts to restructure its operations and rationalize its customer base is continuing into 2002.

In connection with these initiatives, the Company has retained financial, operational and legal advisors to assist in evaluating its restructuring and financing alternative. Cost of approximately $3.9 million related to such professional fees were charged to operations in the quarter ended June 30, 2001, and additional related costs of approximately $2.6 million are expected to be incurred in the three months ended September 30, 2001.

The Company and its financial advisors have provided the Senior Lenders with a business plan that reflects the effects of the operational restructuring and reengineering initiatives discussed above and serves as a basis for discussions regarding long-term debt restructuring alternatives.  In addition, the Company has engaged a management consulting firm to assist in identifying and implementing improvements to the Company's supply chain processes. These initiatives are expected to yield customer service, working capital and operational efficiency improvements.

As a result of the customer rationalization process, an additional group of less profitable, highly complex customers are under consideration for discontinuance. If such customer discontinuances are approved, additional provisions may be required for possible sales returns, uncollectible accounts and/or excess or obsolete inventory.

Integration Plan - Acquisition

In connection with the December 1999 acquisition of substantially all of the assets of Granutec Inc. (“Granutec”) and Stanley Pharmaceutical Ltd. (“Stanley”) and certain assets of Novopharm Ltd., and the finalization of the management’s integration plan for the acquired Companies, the Company has recorded approximately $11,472,000 for employees severance and facility closure costs as a component of the purchase price allocation. The integration plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects the majority of these actions to be completed in the first half of fiscal year 2002.

The following table summarizes the activity in the Company’s reserves associated with the integration plan (in millions):

	Separation Costs for Terminated Employees	Facilities Closing & Downsizing	Total

	3
Reserves recorded in connection with preliminary purchase price allocation at March 31, 2000	$5.4	$1.6	$7.0
Additions to reserve	3.5	1.0	4.5
Cash payments	(3.6)	(0.1)	(3.7)

Balance at March 31, 2001	$5.3	$2.5	$7.8
Cash payments	(1.9)	(0.5)	(2.4)

Balance at June 30, 2001	$3.4	$2.0	$5.4

Seasonality

The Company’s business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of its fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company’s historical results of operations as a percentage of net sales for the three months ended June 30, 2001 and 2000.

	Percentage of Net Sales Three months ended June 30,

	2001	2000

Net sales	100.0%	100.0%
Cost of sales	71.9	80.4

Gross profit	28.1	19.6
Marketing, selling and distribution expenses	12.4	14.1
General and administrative expenses	11.1	7.5
Research and development expenses	1.6	1.7
Amortization of goodwill and other intangibles	1.0	1.1
Other (income) charges	0.3	(10.3)

Operating income	1.7	5.5
Loss from investment in joint venture	0.1	0.1
Interest expense, net	6.8	6.7

Loss before income taxes	(5.2)	(1.3)
Benefit for income taxes	(0.4)	(0.6)

Net loss	(4.8)%	(0.7)%

Net sales for the first quarter of fiscal 2002 were $139.5 million, an increase of $9.4 million or 7.2% versus the first quarter of fiscal 2001.  On a business segment basis, domestic sales increased by $15.2 million, or 13.8%, while International/Canadian sales decreased $5.8 million or 29.5%. The increase in domestic net sales reflects a strengthening in the vitamins, minerals, and supplements (“VMS”) segment.  Increases were experienced in sales of the Company’s private label vitamin products, primarily multivitamins and supplements, and the introduction of the Natures Origin ™ brand of products. These increases were partially offset by a decrease in branded herbal products and private label analgesics. The decrease in International/Canadian net sales reflects a temporary slow down in OTC product shipments due to the integration of the Vancouver, British Columbia facility, into the Winnipeg, Manitoba facility, which occurred during the first quarter of fiscal year 2002, and the effects of the Company’s customer rationalization initiative. Management estimates that the domestic food, drug and mass market ("FDM Market") for vitamins decreased approximately 3.2% in the thirteen-week period ended June 17, 2001 versus the comparable period in 2000.

The domestic unshipped order backlog remained strong through the quarter and at June 30 was $37.5 million against $16.6 million in the prior year.  The increase is due to the impact of the strengthening domestic marketplace for VMS and an increased level of contract manufacturing order.

Gross profit for the first quarter of fiscal 2002 was $39.3 million, an increase of $13.8 million, or 54.1%, from $25.5 million in the first quarter of fiscal 2001.  The gross profit percentage was 28.1% for the first quarter of fiscal 2002, up from 19.6% in the first quarter of the prior fiscal year.  The increase in gross profit as a percentage of sales is due to a number of factors including the recognition of fewer variances and improved plant efficiencies and product margins due to the Company’s restructuring initiatives compared to the same quarter of last year. Gross profit also includes approximately $4.7 million in profits above standard margins on disposition of discontinued product (with sales value of $6.6 million), which were fully reserved for at March 31, 2001.

Marketing, selling and distribution expenses, together with general and administrative expenses, and research and development expenses (collectively, “Operating Expenses”) increased by $4.8 million, or 15.7% for the first quarter of fiscal 2002 as compared to the comparable period in fiscal 2001. The increase includes $3.9 million paid to financial, operational and legal advisers in connection with the Company’s operational and financial restructuring activities. The Operating Expenses also include approximately $0.9 million of severance benefits paid to certain employees which had not been provided for in the restructuring charge recorded in fiscal 2001.  Operating Expenses for the Company were $35.0 million for the first quarter of fiscal 2002, compared to $30.3 million during the first quarter of fiscal 2001. In addition to the Operating Expenses increase mentioned above, the Company incurred $1.4 million in increased freight expenses compared to the prior year period as a result of higher fuel rates and higher sales volume. Heightened quality standards drove a $1.6 million increase in quality spending – primarily focussed on increased product testing and facility validation efforts. As a percentage of net sales, Operating Expenses were 25.1% during the three months ended June 30, 2001, up from 23.3% during the comparable period in fiscal year 2001.

The Company had an operating income for the quarter of $2.4 million compared to operating income of $7.1 million for the comparative quarter in FY 2001. The prior year quarter operating income included $13.9 million net settlement income arising from a supplier dispute.  Excluding this item, operating income improved by $9.1 million.

Amortization of goodwill and other intangibles remained the same at $1.4 million in the first quarter of fiscal year 2002 and 2001.

During the first quarter of fiscal 2002, the Company recorded $0.4 million of other charges compared to other income of $13.4 million in the three months ended June 30, 2000.  This change was primarily attributable to other income in fiscal 2001 generated by a $13.9 million net settlement arising from a supplier dispute. Other operating (income) charges also includes management fees of $0.4 million for both the three months ended June 30, 2001 and 2000.

In the first quarter of fiscal 2002, net interest expense of $9.5 million represents an increase of $0.7 million from the first quarter of fiscal 2001, due primarily to an increase in the average outstanding indebtedness of the Company and to an extent, increases in interest rates on that indebtedness.

The benefit for income taxes for the first quarter of fiscal 2002 was $0.6 million, compared to a benefit of $0.8 million in the first quarter of fiscal 2001.

Primarily as a result of the factors discussed above, a net loss of $6.6 million was recorded in the first quarter of fiscal 2002 compared to net loss of $1.0 million in the first quarter of fiscal 2001, which included the net benefit of approximately $13.9 million related to the settlement arising from a supplier dispute.  The after tax impact of the net settlement was approximately $8.0 million.  Excluding this after tax impact the net loss improved by approximately $0.4 million.

Other Information

Earnings before interest, taxes, depreciation, amortization, and other non-cash charges (“EBITDA”) totaled $8.9 million for the first quarter of fiscal 2002, compared to $13.7 million in the comparable period in fiscal 2001. The EBITDA in fiscal 2001 includes approximately $13.9 million net settlement arising from a supplier dispute. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million for the three months ended June 30, 2001 and 2000, which is included in interest expense in the statement of operations and in amortization expense in the statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company’s debt service ability, but should not be considered in isolation or as a substitute for the statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 2002, net cash provided by operating activities totaled $5.7 million. This resulted primarily from a net loss of $6.6 million offset by $6.5 million of non cash charges and changes in operating assets and liabilities totaling $5.8 million. Changes in operating assets and liabilities are comprised of a reduction in accounts receivable of $17.8 million resulting from the negotiation of accelerated credit terms with certain customers, an increase of $7.8 million in accounts payable, a decrease in income taxes receivable of $7.8 million resulting primarily from a tax refund and an increase in inventory of $21.7 million.

During the first three months of fiscal year 2002, net cash used in investing activities totaled $1.2 million.  This was due to net capital expenditures of $0.6 million and an increase of $0.6 million in other noncurrent assets.  The major capital expenditures related to investments in capacity expansion at the Company’s manufacturing, packaging and distribution facility in South Carolina.

Net cash used in financing activities during the first three months of fiscal year 2002 totaled $1.8 million, which primarily related to payments of other long term debt.

Financing Arrangements

The Company has entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with certain financial institutions (the “Senior Lenders”).  The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the “Term Facility”), and a revolving credit facility in the amount of U.S. $125.0 million (the “Revolving Facility”), a portion of which is made available to Vita Health in Canadian dollars.  The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. At June 30, 2001, the Company was in default under the terms of the Amended Credit Agreement and was operating under a Forbearance Agreement with the Senior Lenders (see “Liquidity”).

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the applicable alternate base rate (as defined in the Amended Credit Agreement), plus applicable margins, and accordingly, the Company's financial condition and performance is and will continue to be affected by changes in interest rates. In addition, the Forbearance Agreement provided for a one percent increase in the applicable margin.

Pursuant to the Forbearance Agreement in effect due to Events of Default under the Amended Credit Agreement that are discussed below under “Liquidity”, commitments are suspended and borrowings may not be continued as or converted into LIBOR based loans. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Subordinated Notes or other subordinated debt, or engage in certain other activities.  The Company must also comply with certain financial ratios and tests, including covenants with respect to minimum net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. As detailed below in the “Liquidity” subsection, since December 31, 2000, the Company has not been, and at June 30, 2001 the Company was not, in compliance with certain of these financial covenants at June 30, 2001, and such covenant violations constitute events of default under the Amended Credit Agreement.

The Subordinated Notes are unsecured, senior subordinated obligations of Leiner, and as such, are subordinated in right of payment to all existing and future senior debt of Leiner, including indebtedness of Leiner under the Amended Credit Agreement and Leiner's guarantee of indebtedness of Vita Health under the Amended Credit Agreement. The Subordinated Notes rank pari passu with all senior subordinated indebtedness of Leiner, if any, and rank senior to all subordinated indebtedness of Leiner, if any. The Subordinated Notes are also effectively subordinated to all secured indebtedness of Leiner to the extent of the value of the assets securing such indebtedness, and to all existing and future obligations and liabilities of Leiner's subsidiaries. The obligations of Leiner under the Amended Credit Agreement are secured by substantially all of the assets of Leiner and any future U.S. subsidiary of Leiner and a pledge of the capital stock of Leiner and any such subsidiary and 65% of the capital stock of any direct foreign subsidiary of Leiner. The obligations of Vita Health under the Amended Credit Agreement are additionally secured by substantially all of the assets of Vita Health and its Canadian parent and subsidiaries. As described below in the “Liquidity” subsection, the Company is in default under the Indenture governing the Subordinated Notes.

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

The Company may be required to purchase the Subordinated Notes upon a Change of Control (as defined in the Indenture) and in certain circumstances with the proceeds of asset sales. The Subordinated Notes are subordinated to the indebtedness under the Amended Credit Agreement. The Indenture imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

The Company also has an outstanding balance of $6.1 million under an Industrial Development Revenue Bond (the “IRB Loan”). The IRB Loan is secured by a letter of credit issued under the Amended Credit Agreement. Under the terms of the Amended Credit Agreement, if an event of default were continuing under the Amended Credit Agreement, upon notice from the Senior Lenders, the Company would be obligated to reimburse the issuer for the amount equal to the outstanding letter of credit. Accordingly, the IRB Loan has been classified as a current liability in the Company’s condensed consolidated balance sheet.

During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health's manufacturing facility in Canada. As of June 30, 2001, Vita Health has received approximately $1.7 million in advances on the loan, which also has been classified as a current liability in the Company’s condensed consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1.9 million. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $30.2 million as of June 30, 2001, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Subordinated Notes, are denominated in U.S. dollars.

At June 30, 2001, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 9.69% for U.S. borrowings and 8.79% for Canadian borrowings per annum. The Subordinated Notes bear interest at a rate of 9.63% per annum.

Liquidity

Since December 31, 2000, the Company has not been, and at June 30, 2001, the Company was not, in compliance with certain financial covenants contained in the Amended Credit Agreement with the Senior Lenders. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement and, as a result, all borrowings under the Amended Credit Agreement, aggregating $278.7 million at June 30, 2001, have been classified as a current liability in the Company’s condensed consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of such loans.

The Company has been operating under a series of waivers (“the Waivers”) as a result of covenant violations under its Amended Credit Agreement. The most recent Waiver expired on June 27, 2001, and on June 28, the Company received a formal notice of default from its Senior Lenders. As of June 29, 2001, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with its Senior Lenders, who have agreed not to exercise remedies available to them during the term of the agreement.  The Forbearance Agreement requires, among other things, that the Company deliver to its Senior Lenders and their financial advisors (a) an updated business plan reflecting the results of first quarter of 2001 by July 23, 2001, (b) additional financial analyses prepared by the Company’s financial advisors by July 31, 2001 and (c) a restructuring proposal by August 15, 2001.  If agreement is reached on a restructuring term sheet by August 31, 2001, the Forbearance Agreement will be automatically extended until September 28, 2001.  If agreement on a term sheet has not been reached by August 31, the Forbearance Agreement will terminate on that date. The Forbearance Agreement will also terminate if the company fails to make any payments as required thereunder or fails to remedy any other default within two business days of notice of such default.  In addition, failure to deliver any of the material noted in items (a)-(c) above will result in the Company incurring a $0.1 million fee per item to the Senior Lenders. The Company has met its delivery obligations under item (a) and (b) above and expects to meet its obligation under (c).

There can be no assurance that an agreement will be reached on a term sheet by August 31, 2001, or that the Forbearance Agreement will be extended beyond its initial limited period.

An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest.

On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice is effective for 179 days. The 30 day grace period with respect to payment defaults on the Subordinated Notes has expired. The Company received a notice of the occurrence of this Event of default from the trustee under the Indenture on August 10, 2001, and 25% in the aggregate principal amount of the holders of the Subordinated Notes may accelerate the amounts due under the Indenture.  In addition, should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture (the “Indenture”) governing the $85.0 million of Senior Subordinated Notes (the “Subordinated Notes”) may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the Company's condensed consolidated balance sheet as of June 30, 2001.  The Company has initiated negotiations with several major holders of the Subordinated Notes regarding long-term restructuring alternatives. However, there is no assurance that the terms of the Subordinated Notes will be amended or restructured or that the holders of the Subordinated Notes will not accelerate amounts due under the Indenture.

If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all.  These conditions, together with the Company’s net loss in fiscal 2001 and the first quarter of fiscal 2002 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

The Waivers provided for, and the Forbearance Agreement will continue to require through the end of the forbearance period, a one percent increase in the applicable margin. The Forbearance Agreement also required the Company to pay the Senior Lenders forbearance fees of $0.6 million, and a principal payment on the loans outstanding under the Amended Credit Agreement of $0.7 million. Additionally, interest on the applicable Credit Extensions for each of, August and September has been prepaid and is held in escrow.

The Waivers provided for, and the Forbearance Agreement also requires that during the forbearance period and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit (Note 7), with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1.6 million of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

Certain conditions to the waivers will continue during the forbearance period and after any termination of the Forbearance Agreement including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

In addition the Forbearance Agreement requires that the Company agree to restrictive covenants with respect to disbursements, cash flows, asset sale proceeds, severance arrangements, indebtedness, and inter-company dispositions, among others and engage in a search for a Chief Operating Officer.

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

The Financial Accounting Standards Board has issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is required to be adopted in years beginning after June 15, 2000. The Company has not yet determined the impact of the adoption of the Statement 133 on its consolidated financial position or consolidated results of operations. The adoption of Statement 133 did not have a material effect on the Company’s condensed consolidated financial position or results of operations.

In June 2001 the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003.  During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company’s financial position and results of operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including statements regarding, without limitation, (i) the Company’s reengineering initiatives; (ii) trends in the Company’s business; and (iii) the Company’s future liquidity requirements and capital resources.

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company.  There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report and in the Company’s Form 10-K for the fiscal year ended March 31, 2001 (including, without limitation, those factors discussed in the “Business – Risk Factors” section of Item 1 thereof), on file with the Securities and Exchange Commission, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.  In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire.  The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks.  See disclosures under Item 7a. “Quantitative and Qualitative Disclosures about Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001. No significant changes have occurred during the first quarter of fiscal 2002.

Item 1.	Legal Proceedings
The information in Note 7 to the Company’s Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.
Item 2.	Changes in Securities
Not applicable.
Item 3.	Defaults Upon Senior Securities
In response to this Item, the information set forth in Note 1 to Notes of Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits:
4.34 Forbearance Agreement dated as of June 29, 2001 among the Company and its Senior Lenders is hereby incorporated by reference to the Company's current report.
(b) Reports on Form 8-K:
A current report on Form 8-K dated July 24, 2001 including its press release under item 5 – Other Events was filed announcing that, effective as of June 29, 2001, the Company had entered into a forbearance agreement with its Senior
Lenders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEINER HEALTH PRODUCTS INC.
	By:	/s/ DAVID COLES

David Coles
Interim Chief Financial Officer
Date: August 14, 2001		(Principal Financial Officer)