Form 10-Q
period 2001-09-30
LEINER HEALTH PRODUCTS INC
filed 2001-11-14
CIK 1043055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-33121

LEINER HEALTH PRODUCTS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California  90745

(Address of principal executive offices)

(310) 835-8400

(Telephone number)

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

Common Stock, $1.00 par value, outstanding at November 8, 2001

1,000 shares

Leiner Health Products Inc.

Report on Form 10-Q

For the Quarter ended September 30, 2001

Leiner Health Products Inc.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands)

	Three months ended		Six months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net sales	$151,578	$165,025	$291,057	$295,118

Cost of sales	118,501	129,875	218,724	234,493

Gross profit	33,077	35,150	72,333	60,625

Marketing, selling and distribution expenses	16,114	18,776	33,466	37,053

General and administrative expenses	14,977	10,238	30,400	20,020

Research and development expenses	1,477	2,529	3,737	4,753

Amortization of goodwill and other intangibles	1,392	1,372	2,786	2,821

Restructuring charges	363	-	363	-

Other (income) charges	463	(1,300)	880	(14,665)

Operating (loss) income	(1,709)	3,535	701	10,643

Loss from investment in joint venture	72	178	180	243

Interest expense, net	9,533	9,002	19,038	17,764

Loss before income taxes	(11,314)	(5,645)	(18,517)	(7,364)

Provision (benefit) for income taxes	567	(3,000)	-	(3,752)

Net loss	$(11,881)	$(2,645)	$(18,517)	$(3,612)

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	March 31,
	2001	2001
	Unaudited	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$20,093	$27,788
Accounts receivable, net	58,414	80,009
Inventories	130,105	113,009
Prepaid expenses and other current assets	5,766	13,071
Total current assets	214,378	233,877

Property, plant and equipment, net	66,026	74,303
Goodwill and other intangibles, net	70,114	73,006
Other noncurrent assets	24,544	25,287

Total assets	$375,062	$406,473

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$88,214	$94,163
Accrued compensation and benefits	12,697	16,490
Customer allowances payable	14,985	12,491
Other accrued expenses	17,842	19,798
Current portion of long-term debt	370,466	373,425

Total current liabilities	504,204	516,367

Long-term debt	365	957
Other noncurrent liabilities	3,540	3,598

Commitments and contingencies

Shareholder’s deficit:
Common stock	1	1
Capital in excess of par value	21,851	21,851
Accumulated deficit	(153,845)	(135,327)
Accumulated other comprehensive loss	(1,054)	(974)
Total shareholder’s deficit	(133,047)	(114,449)

Total liabilities and shareholder’s deficit	$375,062	$406,473

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six months ended
	September 30,
	2001	2000
Operating Activities:
Net loss	$(18,517)	$(3,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,849	6,885
Amortization	6,305	7,311
Translation adjustment	80	547
Changes in operating assets and liabilities:
Accounts receivable	21,619	20,937
Inventories	(17,187)	(17,139)
Bank checks outstanding, less cash on deposit	567	(10,436)
Accounts payable	(6,428)	(1,330)
Accrued compensation and benefits	(3,838)	(1,840)
Customer allowances payable	2,498	3,322
Other accrued expenses	(1,889)	(89)
Income taxes payable/receivable	8,930	(7,259)
Other	(1,694)	1,495
Net cash used in operating activities	(1,705)	(1,208)

Investing Activities:
Additions to property, plant and equipment, net	(515)	(5,494)
Increase in other noncurrent assets	(1,925)	(7,030)
Net cash used in investing activities	(2,440)	(12,524)

Financing Activities:
Net borrowings (payments) under bank revolving credit facility	(248)	16,060
Payments under bank term credit facility	(1,694)	(874)
Increase on other long-term debt	-	65
Payments on other long-term debt	(1,550)	(2,255)
Net cash provided by (used in) financing activities	(3,492)	12,996

Effect of exchange rate changes	(58)	(592)

Net decrease in cash and cash equivalents	(7,695)	(1,328)

Cash and cash equivalents at beginning of period	27,788	3,008

Cash and cash equivalents at end of period	$20,093	$1,680

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

1.     Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. (“Vita Health”). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature, as well as the fiscal 2001 professional services related to the Company’s restructuring initiatives and the fiscal 2000 legal settlements related to certain antitrust lawsuits. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002 or any other future periods.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

Certain reclassifications have been made to the fiscal 2001 condensed consolidated financial statements to conform with the fiscal 2002 presentation.

Liquidity

In fiscal 1998, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with certain financial institutions (the “Senior Lenders”). The Amended Credit Agreement contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios. Since December 31, 2000, the Company has not been, and as of September 30, 2001, the Company was not, in compliance with certain of these financial covenants. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement. As a result, borrowings under the Amended Credit Agreement, aggregating $276,341,000 at September 30, 2001, have been classified as a current liability in the Company’s condensed consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of such loans.

Since December 31, 2000, the Company has been operating under a series of default waivers and as of June 29, 2001, forbearance agreements as a result of the covenant violations under its Amended Credit Agreement. On November 2, 2001, the third forbearance agreement expired and the Company (i) announced an agreement in principle with the Senior Lenders and its principal subordinated debt holders on the terms of a comprehensive financial restructuring, (ii) announced an agreement in principle with its primary investors on the terms of a new equity investment (i and ii collectively referred to as the “Financial Restructuring”) and (iii) as of that date entered into an agreement with the Senior Lenders to extend the forbearance period until December 14, 2001 (the “Fourth Forbearance Agreement”).

Under the terms of the Fourth Forbearance Agreement the Senior Lenders will not exercise remedies available to them during the forbearance period. As in the previous forbearance agreements, the extension will terminate if the Company fails to make any payments as required thereunder or fails to remedy any other default within two business days of notice of such default. The Company is required to execute forbearance and lockup agreements with its principal bondholders by November 20, 2001 and a commitment letter or stock purchase agreement with its new equity investors by December 10, 2001.

There is no assurance that the Company will execute the forbearance and lock up agreements with its principal bondholders, or execute a commitment letter or stock purchase agreement with its new equity investor within the deadlines described above or that the other elements of the Financial Restructuring will be implemented by December 14, 2001, or, even if such deadlines are  met, that the Fourth Forbearance Agreement will be extended beyond its current limited period.

An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest.

The Fourth Forbearance Agreement will continue to require, through the end of the forbearance period, a one percent increase in the applicable margin and the payment to the Senior Lenders of total fees of $175,000.

The Fourth Forbearance Agreement also requires that during the forbearance period, and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit (Note 7), with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1,600,000 of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

Certain conditions to the Fourth Forbearance Agreement will continue during the forbearance period and after any termination of the Fourth Forbearance Agreement including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

In addition, the Fourth Forbearance Agreement requires that the Company agree to restrictive covenants with respect to disbursements, cash flows, asset sale proceeds, severance arrangements, indebtedness, and inter-company dispositions, among others and engage in a search for a Chief Financial Officer.

The principal terms of the Financial Restructuring are as follows:

The outstanding bank debt will be restructured into two term loans, a $200,000,000 Term A loan and a $79,000,000 Term B loan (pro rata between the US and Canadian facilities). The Term A Loan will mature on March 31, 2004 and is extendable for two one-year periods upon payment of extension fees equal to 1.25% of the outstanding principal amount for the first one-year extension and 2.0% of the outstanding principal amount for the second one-year extension. The interest rate will be the alternate base rate (for US loans) or the Canadian prime rate (for Canadian loans) plus in each case 2.25% per annum, payable monthly in arrears, subject to a 1% per annum increase on April 1, 2004 and an increase of an additional 0.5% per annum if the Company fails to meet certain leverage tests at the end of its 2003 and 2004 fiscal years. The Company will also be required to make prepayments equal to 50% of its annual excess cash flow and 50% of cash generated by permanent reductions in working capital. Quarterly principal payments will be made on the last business day of the quarter as follows (assuming extension of the maturity date until March 31, 2006): $1,000,000 for the quarters ended June 30, 2002 through March 31, 2003, $2,000,000 for the quarters ended June 30, 2004 through December 31, 2005, with the outstanding principal balance due and payable on March 31, 2006.

The Term B Loan will mature on September 30, 2003 and will bear interest at a LIBOR plus 0.5% per annum in cash, payable monthly in arrears, and an amount equal to 10% per annum payable in kind, quarterly in arrears. The Senior Lenders will also be issued Series B Junior Convertible Preferred Stock of Leiner Health Products Group, Inc. (“Leiner Group”), which shall be convertible into an aggregate of 3% of the fully diluted equity of Leiner Group, and will pay a fixed liquidation preference of $7,500,000.

In addition, the Company will be required to make mandatory prepayments equal to the net proceeds received from any antitrust litigation. It will also pay its Senior Lenders a restructuring fee equal to 1% of the outstanding principal amount on the closing of the restructuring and, continuation fees equal to 1% of the total outstanding principal senior debt payable on the first anniversary of the restructuring and 0.75% of the total outstanding principal payable annually commencing on the second anniversary of the restructuring.

The Senior Lenders also will agree to provide a new credit facility, which will be a borrowing-base facility and will bear interest at LIBOR plus 3% per annum. The borrowing base will be based upon the following advance rates: 85% of current accounts receivable, 60% of accounts receivable that are 30 or fewer days overdue, 50% of raw materials, 10% of bulk inventory, 10% of work in progress, 60% of finished goods, and 25% of the net book value of machinery and equipment. The facility will mature on the same date as the Term A loan. The Senior Lenders will receive an up front fee equal to 2% of their $20,000,000 commitment and an unused commitment fee of 0.5%. The Senior Lenders have also agreed to permit the Company’s existing $11,900,000 of Letters of Credit to remain outstanding.

In addition to the refinancing of the debt, the new investors will invest $20,000,000 in exchange for shares of Series A Preferred Stock of Leiner Group. The Series A Preferred Stock will have a liquidation preference equal to a minimum of three times and a maximum of six times invested capital, depending on the date on which the liquidation preference payment event occurs. The terms of the investment also provide the new investors with certain control rights over extraordinary actions by Leiner Group should an event of default occur under the Company’s new credit agreement, which has yet to be finalized, as well as control over borrowings under the Company’s new revolver in excess of $10,000,000.

The Company intends to implement the Financial Restructuring through the filing of a prepackaged plan of reorganization under Chapter 11 of the US Bankruptcy Code during the fourth quarter of fiscal 2002. It intends to begin soliciting formal acceptance of the plan in mid-December, 2001.

On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice was effective for 179 days. The 30 day grace period with respect to payment defaults on the Subordinated Notes has expired. The Company received a notice of the occurrence of this Event of Default from the trustee under the Indenture on August 10, 2001, and the holders of 25% in the aggregate principal amount of the Subordinated Notes may accelerate the amounts due under the Indenture. In addition, should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture (the “Indenture”) governing the $85,000,000 of Senior Subordinated Notes (the “Subordinated Notes”) may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the Company's condensed consolidated balance sheet as of September 30, 2001. On November 2, 2001, the Company announced an agreement in principle with the holders of approximately 80% of its Subordinated Notes regarding the Financial Restructuring. Under the terms of the agreement in principle, the holders of the Subordinated Notes will exchange such notes for their pro rata share of $15,000,000 in cash and shares of Series C Preferred Stock of Leiner Group. The Series C Preferred Stock will have a $7,000,000 fixed liquidation preference that is pari pasu with the liquidation preference of the Series B Junior Convertible Preferred Stock. The Company has initiated negotiations with such holders of the Subordinated Notes regarding forbearance and lock up agreements under which such holders will not exercise remedies under the Indenture for an agreed upon period.

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

During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health's manufacturing facility in Canada. As of September 30, 2001, Vita Health has received approximately $1,658,000 in advances on the loan, which also has been classified as a current liability in the accompanying condensed consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1,900,000. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These conditions, together with the Company’s net loss in fiscal 2001 and the first two quarters of fiscal 2002 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Restructuring

In the fourth quarter of fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

The following table summarizes the activities in the Company’s restructuring reserves (in thousands):

	Costs for	Facilities
	Employees	Consolidation
	Terminated	and Other	Total
Restructuring charges	$5,511	$4,250	$9,761
Cash payments	(1,758)	(1,639)	(3,397)
Balance at March 31, 2001	3,753	2,611	6,364
Additions to restructuring charges	363	-	363
Cash payments	(2,825)	(1,275)	(4,100)
Balance at September 30, 2001	$1,291	$1,336	$2,627

During the second quarter of fiscal 2002, the Company reduced its global workforce further by 24 full time employees. Severance and other costs related to such reductions totaled approximately $363,000, and were charged to operations in the quarter ended September 30, 2001.

In addition to the workforce reductions and facility consolidations discussed above, the Company has undertaken product line simplification and customer rationalization initiatives that resulted in significant operating expense charges in the fourth quarter of fiscal 2001. The Company’s efforts to restructure its operations and rationalize its customer base are continuing into 2002.

In connection with these initiatives, the Company has retained financial, operational and legal advisors to assist in evaluating its restructuring and financing alternatives. Costs of approximately $3,100,000 and $7,100,000, related to such professional services were charged to operations in the three and six months ended September 30, 2001, respectively. Similar costs of approximately $3,500,000 are expected to be incurred in the three months ended December 31, 2001.

2.     Integration Plan - Acquisition

In connection with the December 1999 acquisition of substantially all of the assets of Granutec Inc. (“Granutec”) and Stanley Pharmaceutical Ltd. (“Stanley”) and certain assets of Novopharm Ltd., and the finalization of the management’s integration plan for the acquired companies, the Company has recorded approximately $11,472,000 for employees severance and facility closure costs as a component of the purchase price allocation. The integration plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects the majority of these actions to be completed in the second half of fiscal year 2002.

The following table summarizes the activity in the Company’s reserves associated with the integration plan (in thousands):

	Separation
	Costs for	Facilities
	Terminated	Closing &
	Employees	Downsizing	Total
Reserves recorded in connection with preliminary
purchase price allocation at March 31, 2000	$5,400	$1,615	$7,015
Additions to reserve	3,468	989	4,457
Cash payments	(3,588)	(92)	(3,680)
Balance at March 31, 2001	5,280	2,512	7,792
Cash payments	(3,560)	(768)	(4,328)
Balance at September 30, 2001	$1,720	$1,744	$3,464

3.             Inventories

Inventories consist of the following (in thousands):

	September 30,	March 31,
	2001	2001
Raw materials, bulk vitamins and packaging materials	$40,303	$43,517
Work-in-process	47,986	47,596
Finished products	41,816	21,896
	$130,105	$113,009

4.     Debt

Long-term debt is summarized as follows (in thousands):

	September 30,	March 31,
	2001	2001
Credit Facility:
Revolving facility	$109,211	$109,535
Term facility	167,130	168,434
Total credit facility	276,341	277,969
Senior subordinated notes	85,000	85,000
Industrial development revenue bond loan	6,100	6,600
Capital lease obligations	1,732	3,177
Industrial opportunities program loan	1,658	1,636
	370,831	374,382
Less current portion	(370,466)	(373,425)
Total long-term debt and capital leases	$365	$957

The Credit Facility contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests. As of September 30, 2001, the Company was not in compliance with certain of these financial covenants and has entered into the Fourth Forbearance Agreement which extends the forbearance period until December 14, 2001 and has reached an agreement in principle with its Senior Lenders to restructure its debt, which is described in Note 1.

5.     Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net loss	$(11,881)	$(2,645)	$(18,517)	$(3,612)
Foreign currency translation adjustment	(656)	(264)	(80)	(547)
Comprehensive loss	$(12,537)	$(2,909)	$(18,597)	$(4,159)

6.     Related Party Transactions

Upon consummation of a recapitalization in June 1997, Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the "Sponsor"), to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor's reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group's shares. The agreement terminates on June 30, 2007, or earlier upon the occurrence of certain specified events. The Company is recognizing this fee as an expense, but payments under this agreement are not allowed during the continuance of an Event of Default under the Amended Credit Agreement (Note 1).

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

During fiscal year 2001, the Company entered into settlement agreements with several of its suppliers named in the Antitrust Lawsuit (the “Settlement Agreements”). Pursuant to the terms of the Settlement Agreements, the Company agreed to release all claims it may have against the suppliers based on the Company’s purchases of various vitamins from the suppliers and to opt out of any settlement in connection with a pending class action lawsuit in so far as it pertains to the suppliers.

In exchange for the Company’s release and agreement to opt out of any settlement in connection with the Antitrust Lawsuit, the Company has been awarded settlements of approximately $1,563,000 and $16,734,000, which is recorded in other (income) charges in the accompanying condensed consolidated statements of operations for the quarters ended September 30, 2000 and June 30, 2000, respectively which were offset by $2,830,000 of legal, consulting and other costs in connection with these settlements. Net proceeds were recorded in other income (expense) in the accompanying condensed consolidated statements of operation.

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

Selected financial information for the Company’s reportable segments for the three and six months ended September 30, 2001 and 2000 is as follows (in thousands):

	Leiner	Vita	Intersegment	Consolidated
	U.S.	Health	Eliminations	Totals
Three months ended September 30, 2001
Net sales	$138,307	$14,274	$(1,003)	$151,578
Depreciation and amortization	6,306	766	-	7,072
Segment operating income (loss)	(1,669)	(58)	18	(1,709)
Interest expense, net	8,830	703	-	9,533
Income tax expense	-	567	-	567
Segment assets	328,893	60,634	(14,465)	375,062
Expenditures (disposal) for long-lived assets	(162)	82	-	(80)

Three months ended September 30, 2000
Net sales	$144,931	$20,637	$(543)	$165,025
Depreciation and amortization	6,132	891	-	7,023
Segment operating income	2,507 (1)	974	54	3,535
Interest expense, net	8,329	673	-	9,002
Income tax (benefit) expense	(3,147)	147	-	(3,000)
Segment assets	447,902	64,698	(10,886)	501,714
Expenditures for long-lived assets	1,131	305	-	1,436

Six months ended September 30, 2001
Net sales	$264,295	$28,446	$(1,684)	$291,057
Depreciation and amortization	12,625	1,529	-	14,154
Segment operating income (loss)	1,299	(570)	(28)	701
Interest expense, net	17,705	1,333	-	19,038
Income tax expense	-	-	-	-
Segment assets	328,893	60,634	(14,465)	375,062
Expenditures for long-lived assets	108	407	-	515

Six months ended September 30, 2000
Net sales	$255,670	$40,614	$(1,166)	$295,118
Depreciation and amortization	12,466	1,730	-	14,196
Segment operating income	8,867 (1)	1,715	61	10,643
Interest expense, net	16,481	1,283	-	17,764
Income tax (benefit) expense	(3,960)	208	-	(3,752)
Segment assets	447,902	64,698	(10,886)	501,714
Expenditures for long-lived assets	4,958	536	-	5,494

(1) Includes settlement arising from a supplier dispute of approximately $1.6 million for the three months ended September 30, 2000, and $15.5 million for the six months ended on September 30, 2000, net of legal and consulting fees and other costs of approximately $2.8 million for the six months ended September 30, 2000.

9.     Recently Issued Accounting Pronouncements

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has issued EITF 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which is effective for fiscal quarters beginning after December 15, 2001. The consensus of the EITF is that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction in revenue in the vendor’s statement of operations rather than as an operating expense, unless certain criteria are met. The Company has not yet determined the impact of such a change in classification on its presentation of the Company’s statement of operations. The Company will adopt this change in classification prior to the end of fiscal 2002.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company’s consolidated financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("Statement 144") effective for fiscal years beginning after December 15, 2001.  Under Statement 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is required to adopt Statement 144 in its fiscal year beginning April 1, 2002. The Company is currently assessing the financial impact of Statement 144 on its consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the “Company”); including Vita Health Products Inc. of Canada (“Vita Health”), a wholly-owned subsidiary, for the three and six months ended September 30, 2001, and the significant developments affecting its financial condition since March 31, 2001. The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2001, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities Exchange Commission.

Restructuring

In the fourth quarter of fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

The following table summarizes the activities in the Company’s restructuring reserves (in millions):

	Costs for	Facilities
	Employees	Consolidation
	Terminated	and Other	Total
Restructuring charges	$5.5	$4.3	$9.8
Cash payments	(1.8)	(1.6)	(3.4)
Balance at March 31, 2001	3.7	2.7	6.4
Additions to restructuring charges	0.4	-	0.4
Cash payments	(2.8)	(1.4)	(4.2)
Balance at June 30, 2001	$1.3	$1.3	$2.6

During the second quarter of fiscal 2002, the Company reduced its global workforce further by 24 full time employees. Severance and other costs related to such reductions totaled approximately $0.4 million, and were charged to operations in the quarter ended September 30, 2001.

In addition to the workforce reductions and facility consolidations discussed above, the Company has undertaken product line simplification and customer rationalization initiatives that resulted in significant operating expense charges in the fourth quarter of fiscal 2001. The Company’s efforts to restructure its operations and rationalize its customer base is continuing into 2002.

In connection with these initiatives, the Company has retained financial, operational and legal advisors to assist in evaluating its restructuring and financing alternatives. Costs of approximately $3.1 million and $7.1 million, related to such professional services were charged to operations in the three and six months ended September 30, 2001, respectively. Similar costs of approximately $3.5 million are expected to be incurred in the three months ended December 31, 2001.

In addition, the Company has engaged a management-consulting firm to assist in identifying and implementing improvements to the Company's supply chain processes. These initiatives have yielded significant customer service and working capital improvements. The customer service level has improved from its approximately 50% level in the beginning of the current fiscal year to approximately 85% level at the end of the second quarter of fiscal 2002. The Company’s inventory level as of September 30, 2001 has also improved by approximately $62.0 million compared to the level at September 30, 2000.

Integration Plan - Acquisition

In connection with the December 1999 acquisition of substantially all of the assets of Granutec Inc. (“Granutec”) and Stanley Pharmaceutical Ltd. (“Stanley”) and certain assets of Novopharm Ltd., and the finalization of the management’s integration plan for the acquired companies, the Company has recorded approximately $11.5 million for employees severance and facility closure costs as a component of the purchase price allocation. The integration plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects the majority of these actions to be completed in the second half of fiscal year 2002.

The following table summarizes the activity in the Company’s reserves associated with the integration plan (in millions):

	Separation
	Costs for	Facilities
	Terminated	Closing &
	Employees	Downsizing	Total
Reserves recorded in connection with preliminary purchase price allocation at March 31, 2000	$5.4	$1.6	$7.0
Additions to reserve	3.5	1.0	4.5
Cash payments	(3.6)	(0.1)	(3.7)
Balance at March 31, 2001	5.3	2.5	7.8
Cash payments	(3.6)	(0.7)	(4.3)
Balance at September 30, 2001	$1.7	$1.8	$3.5

Seasonality

The Company’s business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of its fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company’s historical results of operations as a percentage of net sales for the three and six months ended September 30, 2001 and 2000.

	Percentage of Net Sales		Percentage of Net Sales
	Three months ended		Six months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.2	78.7	75.1	79.5
Gross profit	21.8	21.3	24.9	20.5
Marketing, selling and distribution expenses	10.6	11.4	11.5	12.5
General and administrative expenses	9.9	6.2	10.5	6.8
Research and development expenses	1.0	1.5	1.3	1.6
Amortization of goodwill and other intangibles	0.9	0.9	1.0	1.0
Restructuring charges	0.3	0.0	0.1	0.0
Other (income) charges	0.3	(0.8)	0.3	(5.0)
Operating income	(1.2)	2.1	0.2	3.6
Loss from investment in joint venture	0.0	0.1	0.1	0.1
Interest expense, net	6.3	5.4	6.5	6.0
Loss before income taxes	(7.5)	(3.4)	(6.4)	(2.5)
Provision (Benefit) for income taxes	0.3	(1.8)	-	(1.3)
Net loss	(7.8)%	(1.6)%	(6.4)%	(1.2)%

Net sales for the second quarter of fiscal 2002 were $151.6 million, reflecting a decrease of $13.4 million or 8.1% versus the second quarter of fiscal 2001. On a business segment basis, domestic sales decreased by $7.1 million, or 4.9%, while International/Canadian sales decreased by $6.3 million or 30.7%. The decrease in domestic net sales was experienced in the Company’s branded herbal products and private label digestive aids products. These decreases were partially offset by increases in sales of private label vitamin products, primarily multivitamins and supplements, and the introduction of the Natures Origin™ brand of products. Management estimates that the domestic food, drug and mass market ("FDM Market") for vitamins decreased approximately 4.6% in the thirteen-week period ended September 23, 2001 versus the comparable period in 2000. The decrease in International/Canadian net sales was primarily due the Company’s customer rationalization initiatives as well as the discontinuation of the health foods business in Canada. During the six months ended September 30, 2001 net sales decreased by $4.1 million or 1.4% compared to the prior year.  Domestic net sales were higher for such period by $8.1 million or 4.5% and International/Canadian net sales were lower by $12.2 million or 29.2% compared to the prior year. The increase in domestic net sales reflects a strengthening in the vitamins, minerals and supplements (“VMS”) segment. The decrease in International/Canadian net sales was primarily due to the Company’s customer rationalization initiatives as well as the discontinuation of the health foods business in Canada.

Gross profit for the second quarter of fiscal 2002 was $33.1 million, reflecting a decrease of $2.1 million, or 5.9%, from $35.2 million in the second quarter of fiscal 2001. The gross profit percentage was 21.8% for the second quarter of fiscal 2002, up from 21.3% in the second quarter of the prior fiscal year. Gross profit for the second quarter of fiscal 2002 includes approximately $2.0 million in profits on the disposition of discontinued products (with sales value of $2.2 million), which were reserved for in fiscal year 2001. During the six months ended September 30, 2001, gross profit increased by $11.7 million versus the first six months of fiscal year 2001. As a percentage of net sales, gross profit margin increased to 24.9% versus 20.5% in the prior year. The increase in gross profit as a percentage of net sales is due to a number of factors including improved plant efficiencies and product margins due to the Company’s restructuring initiatives compared to the same period of last year. Gross profit for the six months also includes approximately $6.6 million in profits on the disposition of discontinued products (with sales value of $8.7 million), which were reserved for at March 31, 2001.

Marketing, selling and distribution expenses, together with general and administrative expenses, and research and development expenses (collectively, “Operating Expenses”) increased by $1.0 million, or 3.2% for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The increase includes $3.1 million paid to financial, operational and legal advisers in connection with the Company’s operational and financial restructuring activities partly offset by a reduction in spending on advertising during the second quarter of fiscal 2002. For the first six months of fiscal year 2002, operating expenses increased by $5.8 million. The increase is the result of $7.1 million paid to financial, operational and legal advisers, partly offset by reductions in spending on advertising and travel and entertainment related expenses during the first six months of fiscal year 2002. Operating Expenses also include approximately $1.2 million of severance benefits paid to certain employees, which had not been provided for in the restructuring charge recorded in fiscal 2001. In addition to the Operating Expense increases mentioned above, the Company incurred approximately $2.1 million in increased freight expenses compared to the prior year period as a result of higher fuel rates and heightened quality standards drove a $1.8 million increase in quality spending primarily focused on increased product testing and facility validation efforts.

The Company had an operating loss of $1.7 million for the second quarter of fiscal 2002, compared to operating income of $3.5 million for the comparative quarter in fiscal 2001. The prior year quarter operating income included approximately $1.6 million of settlement income arising from a supplier dispute. For the six months ended September 30, 2001, the Company had operating income of approximately $0.7 million versus $10.6 million in the same period of the prior fiscal year. The prior year operating income included approximately $15.5 million net settlement income arising from a supplier dispute. Excluding this item, operating income improved by $5.5 million for the six months ended September 30, 2001.

In the second quarter of fiscal 2002, net interest expense of $9.5 million represents an increase of $0.5 million from the second quarter of fiscal 2001. Net interest expense increased by $1.3 million during the six months ended September 30, 2001 versus the six months ended September 30, 2000. The increases in the three and six months ended September 30, 2001 were primarily due to an increase in the average outstanding indebtedness of the Company.

The income tax expense for the second quarter of fiscal 2002 was $0.6 million, compared to a benefit of $3.0 million in the second quarter of fiscal 2001. During the first six months of fiscal year 2002, the Company did not record any income tax expense compared to a benefit of $3.8 million during the comparable period of fiscal year 2001.

Primarily as a result of the factors discussed above, a net loss of $11.9 million was recorded in the second quarter of fiscal 2002 compared to a net loss of $2.6 million in the second quarter of fiscal 2001. For the six months ended September 30, 2001, the Company recorded a net loss of approximately $18.5 million versus a net loss of $3.6 million during the comparable period of fiscal year 2001. The prior year net loss included the net benefit of approximately $1.6 million and $15.5 million for three and six months ended September 30, 2000, respectively, related to settlements arising from  supplier disputes. The after tax impact of the net settlement was approximately $1.0 million and $9.0 million for three and six months ended September 30, 2000.

Other Information

Earnings before interest, taxes, depreciation, amortization and other non-cash charges (“EBITDA”) totaled $4.8 million for the second quarter of fiscal 2002, compared to $9.9 million in the comparable period in fiscal 2001.  EBITDA in fiscal 2001 includes approximately $1.6 million net settlement arising from a supplier dispute. EBITDA for the first half of fiscal year 2002, was $13.8 million or $9.8 million lower than EBITDA for the first half of fiscal year 2001, which includes approximately $15.5 million net settlements arising from a supplier dispute. EBITDA can be calculated from the financial statements with the exception of the amortization of deferred debt issuance costs totaling $0.5 million for the three months and $1.1 million for the six months ended September 30, 2001 and 2000, which is included in interest expense in the condensed consolidated statement of operations and in amortization expense in the condensed consolidated statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company’s debt service ability, but should not be considered in isolation or as a substitute for the condensed consolidated statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2002, net cash used in operating activities totaled $1.7 million. This resulted primarily from a net loss of $18.5 million offset by $14.2 million of non-cash charges for depreciation and amortization and changes in operating assets and liabilities totaling $2.6 million. Changes in operating assets and liabilities are comprised of a reduction in accounts receivable of $21.6 million resulting from the negotiation of accelerated credit terms with certain customers, the receipt of income tax refunds of $8.9 million, a decrease of $6.4 million in accounts payable, and an increase in inventory of $17.2 million resulting from increased production to support anticipated product demand during the third and fourth quarter of the Company’s fiscal year.

During the first six months of fiscal year 2002, net cash used in investing activities totaled $2.4 million. This was due to net capital expenditures of $0.5 million and an increase of $1.9 million in other non-current assets primarily due to the cash collateralization of a $1.6 million letter of credit. The major capital expenditures related to investments in capacity expansion at the Company’s manufacturing, packaging and distribution facility in South Carolina.

Net cash used in financing activities during the first six months of fiscal year 2002 totaled $3.5 million, which primarily related to payments on long-term debt.

Financing Arrangements

The Company has entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with certain financial institutions (the “Senior Lenders”). The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the “Term Facility”), and a revolving credit facility in the amount of U.S. $125.0 million (the “Revolving Facility”), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. At September 30, 2001, the Company was in default under the terms of the Amended Credit Agreement and was operating under a Forbearance Agreement with the Senior Lenders (see “Liquidity”).

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

Pursuant to the Forbearance Agreement in effect due to Events of Default under the Amended Credit Agreement that are discussed below under “Liquidity”, commitments are suspended and borrowings may not be continued as or converted into LIBOR based loans. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Subordinated Notes or other subordinated debt, or engage in certain other activities.  The Company must also comply with certain financial ratios and tests, including covenants with respect to minimum net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. As detailed below in the “Liquidity” subsection, since December 31, 2000, the Company has not been, and at September 30, 2001 the Company was not, in compliance with certain of these financial covenants, and such covenant violations constitute events of default under the Amended Credit Agreement.

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

During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health's manufacturing facility in Canada. As of September 30, 2001, Vita Health has received approximately $1.7 million in advances on the loan, which also has been classified as a current liability in the Company’s condensed consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1.9 million. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $28.8 million as of September 30, 2001, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Subordinated Notes, are denominated in U.S. dollars.

At September 30, 2001, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 8.94% for U.S. borrowings and 7.54% for Canadian borrowings per annum. The Subordinated Notes bear interest at a rate of 9.63% per annum.

On November 2, 2001, the Company announced an agreement in principle with its Senior Lenders and its principal Subordinated Note holders on the terms of a comprehensive financial restructuring and an agreement in principle with its primary investors on the terms of a new equity investment. See “Liquidity” below.

Liquidity

Since December 31, 2000, the Company has not been, and at September 30, 2001, the Company was not, in compliance with certain financial covenants contained in the Amended Credit Agreement with the Senior Lenders. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement and, as a result, all borrowings under the Amended Credit Agreement, aggregating $276.3 million at September 30, 2001, have been classified as a current liability in the Company’s condensed consolidated balance sheet to reflect the Senior Lenders’ right to accelerate maturity of such loans.

Since December 31, 2000, the Company has been operating under a series of default waivers and as of June 29, 2001, forbearance agreements as a result of the covenant violations under its Amended Credit Agreement. On November 2, 2001, the third forbearance agreement expired and the Company (i) announced an agreement in principle with the Senior Lenders and its principal subordinated debt holders on the terms of a comprehensive financial restructuring, (ii) announced an agreement in principle with its primary investors on the terms of a new equity investment (i and ii collectively referred to as the “Financial Restructuring”) and (iii) as of that date entered into an agreement with the Senior Lenders to extend its forbearance period until December 14, 2001 (the “Fourth Forbearance Agreement”).

Under the terms of the Fourth Forbearance Agreement the Senior Lenders will not exercise remedies available to them during the forbearance period. As in the previous forbearance agreements, the extension will terminate if the Company fails to make any payments as required thereunder or fails to remedy any other default within two business days of notice of such default. The Company is required to execute forbearance and lockup agreements with its principal bondholders by November 20, 2001 and a commitment letter or stock purchase agreement with its new equity investors by December 10, 2001.

There is no assurance that the Company will execute the forbearance and lock up agreements with its principal bondholders, or execute the commitment letter or stock purchase agreement with its new equity investor within the deadlines described above or that the other elements of the Financial Restructuring will be implemented by December 14, 2001, or, even if such deadlines are met, that the Fourth Forbearance Agreement will be extended beyond its current limited period.

An outstanding event of default under the Amended Credit Agreement would permit the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest.  The Fourth Forbearance Agreement will continue to require, through the end of the forbearance period, a one percent increase in the applicable margin and the payment to the Senior Lenders of total fees of $0.175 million.

The Fourth Forbearance Agreement also requires that during the forbearance period, and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit (Note 7), with all the foregoing collectively referred to as the “Proceeds”), the Company shall make, or cause to be made, a mandatory prepayment of the loans outstanding in the amount of the Proceeds to be applied pro rata to the outstanding principal amount of all term loans, the cash collateralization of $1.6 million of letters of credit, and a corresponding reduction of each revolving loan commitment amount.

Certain conditions to the Fourth Forbearance Agreement will continue during the forbearance period and after any termination of the Fourth Forbearance Agreement including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

In addition, the Fourth Forbearance Agreement requires that the Company agree to restrictive covenants with respect to disbursements, cash flows, asset sale proceeds, severance arrangements, indebtedness, and inter-company dispositions, among others and engage in a search for a Chief Financial Officer.

The principal terms of the Financial Restructuring as follows:

The outstanding bank debt will be restructured into two term loans, a $200 million Term A loan and a $79 million Term B loan (pro rata between the US and Canadian facilities). The Term A Loan will mature on March 31, 2004 and is extendable for two one-year periods upon payment of extension fees equal to 1.25% of the outstanding principal amount for the first one-year extension and 2.0% of the outstanding principal amount for the second one-year extension. The interest rate will be the alternate base rate (for U.S. loans) or the Canadian prime rate (for Canadian loans) plus in each case 2.25% per annum, payable monthly in arrears, subject to a 1% per annum increase on April 1, 2004 and an increase of an additional 0.50% per annum if the Company fails to meet certain leverage tests at the end of its 2003 and 2004 fiscal years. The Company will also be required to make prepayments equal to 50% of its annual excess cash flow and 50% of cash generated by permanent reductions in working capital. Quarterly principal payments will be made on the last business day of the quarter as follows (assuming extension of the maturity date until March 31, 2006): $1.0 million for the quarters ended June 30, 2002 through March 31, 2003, $2.0 million for the quarters ended June 30, 2004 through December 31, 2005, with the outstanding principal balance due and payable on March 31, 2006.

The Term B Loan will mature on September 30, 2003 and will bear interest at a LIBOR plus 0.50% per annum in cash, payable monthly in arrears, and an amount equal to 10% per annum payable in kind, quarterly in arrears. The Senior Lenders will also be issued Series B Junior Convertible Preferred Stock of Leiner Health Products Group, Inc. (“Leiner Group”), which shall be convertible into an aggregate of 3% of the fully diluted equity of Leiner Group, and will pay a fixed liquidation preference of $7.5 million.

In addition, the Company will be required to make mandatory prepayments equal to the net proceeds received from any antitrust litigation. It will also pay its Senior Lenders a restructuring fee equal to 1% of the outstanding principal amount on the closing of the restructuring and, continuation fees equal to 1% of the total outstanding principal senior debt payable on the first anniversary of the restructuring and 0.75% of the total outstanding principal payable annually commencing on the second anniversary of the restructuring.

The Senior Lenders also will agree to provide a new credit facility, which will be a borrowing-base facility and will bear interest at LIBOR plus 3% per annum. The borrowing base will be based upon the following advance rates: 85% of current accounts receivable, 60% of accounts receivable that are 30 or fewer days overdue, 50% of raw materials, 10% of bulk inventory, 10% of work in progress, 60% of finished goods, and 25% of the net book value of machinery and equipment. The facility will mature on the same date as the Term A loan. The Senior Lenders will receive an up front fee equal to 2% of their $20 million commitment and an unused commitment fee of 0.5%. The Senior Lenders have also agreed to permit the Company’s existing $11.9 million of Letters of Credit to remain outstanding.

In addition to the refinancing of the debt, the new investors will invest $20 million in exchange for shares of Series A Preferred Stock of Leiner Group. The Series A Preferred Stock will have a liquidation preference equal to a minimum of three times and a maximum of six times invested capital, depending on the date on which the liquidation preference payment event occurs. The terms of the investment also provide the new investors with certain control rights over extraordinary actions by Leiner Group should an event of default occur under the Company’s new credit agreement, which has yet to be finalized, as well as control over borrowings under the Company’s new revolver in excess of $10 million.

The Company intends to implement the Financial Restructuring through the filing of a prepackaged plan of reorganization under Chapter 11 of the US Bankruptcy Code during the fourth quarter of fiscal 2002. It intends to begin soliciting formal acceptance of the plan in mid-December, 2001.

On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice was effective for 179 days. The 30 day grace period with respect to payment defaults on the Subordinated Notes has expired. The Company received a notice of the occurrence of this Event of Default from the trustee under the Indenture on August 10, 2001, and the holders of 25% in the aggregate principal amount of the Subordinated Notes may accelerate the amounts due under the Indenture. In addition, should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the indenture (the “Indenture”) governing the $85.0 million of Senior Subordinated Notes (the “Subordinated Notes”) may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the Company's condensed consolidated balance sheet as of September 30, 2001. On November 2, 2001, the Company announced an agreement in principle with the holders of approximately 80% of its Subordinated Notes regarding the Financial Restructuring. Under the terms of the agreement in principle, the holders of the Subordinated Notes will exchange such notes for their pro rata share of $15 million in cash and shares of Series C Preferred Stock of Leiner Group. The Series C Preferred Stock will have a $7 million fixed liquidation preference that is pari pasu with the liquidation preference of the Series B Junior Convertible Preferred Stock. The Company has initiated negotiations with such holders of the Subordinated Notes regarding forbearance and lock up agreements under which such holders will not exercise remedies under the Indenture for an agreed upon period.

If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These conditions, together with the Company’s net loss in fiscal 2001 and the first two quarters of fiscal 2002 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has issued EITF 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which is effective for fiscal quarters beginning after December 15, 2001. The consensus of the EITF is that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction in revenue in the vendor’s statement of operations rather than as an operating expense, unless certain criteria are met. The Company has not yet determined the impact of such a change in classification on its presentation of the Company’s statement of operations. The Company will adopt this change in classification prior to the end of fiscal 2002.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company’s consolidated financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("Statement 144") effective for fiscal years beginning after December 15, 2001. Under Statement 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is required to adopt Statement 144 in its fiscal year beginning April 1, 2002. The Company is currently assessing the financial impact of Statement 144 on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain of the statements contained in this report (other than the financial statements and other statements of historical fact) are forward-looking statements, including statements regarding, without limitation, (i) the Company’s reengineering initiatives; (ii) trends in the Company’s business; (iii) the Company’s future liquidity requirements and capital resources; and (iv) the Company’s financial restructuring.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks.  See disclosures under Item 7a. “Quantitative and Qualitative Disclosures about Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001. No significant changes have occurred during the second quarter of fiscal 2002.

Part II    Other Information

Item 1.    Legal Proceedings

The information in Note 7 to the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 2.    Changes in Securities

Not applicable.

Item 3.    Defaults Upon Senior Securities

In response to this Item, the information set forth in Note 1 to the Notes to Condensed Consolidated

Financial Statements included herein is hereby incorporated by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

4.35 Second Forbearance Agreement dated as of August 31, 2001 among the Company and its Senior Lenders} incorporated by reference to Exhibit 4.35 of the Company’s current report on Form 8-K filed with the SEC on September 7, 2001.

4.36 Third Forbearance Agreement dated as of September 28, 2001 among the Company and its Senior Lenders} incorporated by reference to Exhibit 4.36 of the Company’s current report on Form 8-K filed with the SEC on October 17, 2001.

4.37 Fourth Forbearance Agreement dated as of November 2, 2001 among the Company and its Senior Lenders and Lockup agreements with Senior Subordinated Notes holders} incorporated by reference to Exhibit 4.37 of the Company’s current report on Form 8-K filed with the SEC on November 13, 2001.

(b) Reports on Form 8-K:

A current report on Form 8-K dated September 7, 2001 including its press release under Item 5 – Other Events was filed announcing that, effective as of August 31, 2001, the Company had entered into the second forbearance agreement with its Senior Lenders

A current report on Form 8-K dated October 17, 2001 including its press release under Item 5 – Other Events was filed announcing that, effective as of September 28, 2001, the Company had entered into the third forbearance agreement with its Senior Lenders

A current report on Form 8-K dated November 13, 2001, including its press release under Item 5 – Other Events was filed announcing that, the Company has reached agreements in principle with its primary investors, its Senior Lenders, and principal Subordinated Note holders on the terms of a comprehensive financial restructuring.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leiner Health Products Inc.

	By:	/s/ DAVID COLES
David Coles
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2001