Form 10-Q
period 2001-12-31
LEINER HEALTH PRODUCTS INC
filed 2002-02-14
CIK 1043055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED December 31, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-33121

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95–3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Common Stock, $1.00 par value, outstanding at February 8, 2002

1,000 shares

Leiner Health Products Inc.

Report on Form 10-Q

For the Quarter ended December 31, 2001

PART I	Item 1

Leiner Health Products Inc.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands)

	Three months ended		Nine months ended
	December 31,		December 31,
	2001	2000	2001	2000
Net sales	$146,409	$159,484	$437,466	$454,602

Cost of sales	117,279	134,656	336,003	369,149

Gross profit	29,130	24,828	101,463	85,453

Marketing, selling and distribution expenses	14,484	20,083	47,950	57,136

General and administrative expenses	12,288	9,282	42,688	29,302

Research and development expenses	1,188	2,070	4,925	6,823

Amortization of goodwill and other intangibles	2,461	1,396	5,247	4,217

Restructuring charges	7	1,326	370	1,338

Other (income) charges	1,227	(4,158)	2,107	(18,835)

Operating (loss) income	(2,525)	(5,171)	(1,824)	5,472

Loss from investment in joint venture	94	235	274	478

Interest expense, net	8,494	8,716	27,532	26,480

Loss before income taxes	(11,113)	(14,122)	(29,630)	(21,486)

Benefit for income taxes	—	(4,517)	—	(8,269)

Net loss	$(11,113)	$(9,605)	$(29,630)	$(13,217)

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31,	March 31,
	2001	2001
	Unaudited	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$30,738	$27,788
Accounts receivable, net	50,805	80,009
Inventories	120,114	113,009
Prepaid expenses and other current assets	3,549	13,071
Total current assets	205,206	233,877

Property, plant and equipment, net	60,999	74,303
Goodwill and other intangibles, net	67,550	73,006
Other noncurrent assets	19,384	25,287

Total assets	$353,139	$406,473

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Bank checks outstanding, less cash on deposit	$—	$64
Accounts payable	77,661	94,099
Accrued compensation and benefits	12,826	16,490
Customer allowances payable	16,617	12,491
Other accrued expenses	18,767	19,798
Current portion of long-term debt	367,723	373,425

Total current liabilities	493,594	516,367

Long-term debt	283	957
Other noncurrent liabilities	3,540	3,598

Commitments and contingencies

Shareholder’s deficit:
Common stock	1	1
Capital in excess of par value	21,851	21,851
Accumulated deficit	(164,957)	(135,327)
Accumulated other comprehensive loss	(1,173)	(974)
Total shareholder’s deficit	(144,278)	(114,449)

Total liabilities and shareholder’s deficit	$353,139	$406,473

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine months ended
	December 31,
	2001	2000
Operating Activities:
Net loss	$(29,630)	$(13,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,737	10,557
Amortization	10,354	10,429
Translation adjustment	200	407
Changes in operating assets and liabilities:
Accounts receivable	29,170	21,441
Inventories	(7,246)	(5,361)
Bank checks outstanding, less cash on deposit	(66)	(12,731)
Accounts payable	(16,413)	1,903
Accrued compensation and benefits	(3,689)	(2,069)
Customer allowances payable	4,140	4,989
Other accrued expenses	(940)	4,327
Income taxes payable/receivable	8,981	(12,123)
Other	475	1,766
Net cash provided by operating activities	9,073	10,318

Investing Activities:
Additions to property, plant and equipment, net	(1,265)	(6,030)
Decrease (increase) in other noncurrent assets	1,446	(7,878)
Net cash provided by (used in) investing activities	181	(13,908)

Financing Activities:
Net borrowings (payments) under bank revolving credit facility	(1,849)	13,149
Payments under bank term credit facility	(2,101)	(1,309)
Increase on other long-term debt	—	439
Payments on other long-term debt	(2,123)	(3,086)
Net cash provided by (used in) financing activities	(6,073)	9,193

Effect of exchange rate changes	(231)	(376)

Net increase in cash and cash equivalents	2,950	5,227

Cash and cash equivalents at beginning of period	27,788	3,008

Cash and cash equivalents at end of period	$30,738	$8,235

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products. Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

1.              Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. (“Vita Health”). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature, as well as costs related to the Company’s restructuring initiatives and settlements received related to certain antitrust lawsuits. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002 or any other future periods.

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

Liquidity

Debt

In fiscal 1998, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement” or “Existing Credit Facility”) with certain financial institutions (the “Senior Lenders”). The Amended Credit Agreement contains a number of covenants that significantly restrict the operations of the Company. In addition, the Company is required to comply with specified financial ratios and tests, including minimum net worth requirements, maximum leverage ratios, minimum fixed charge coverage ratios and minimum EBITDA to cash interest expense ratios. Since December 31, 2000, the Company has not been, and as of December 31, 2001, the Company was not, in compliance with certain of these financial covenants. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement. An outstanding event of default under the Amended Credit Agreement permits the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest. As a result, borrowings under the Amended Credit Agreement, aggregating $274,078,000 at December 31, 2001, have been classified as a current liability in the Company’s condensed consolidated balance sheet.

Since December 31, 2000, the Company has been operating under a series of default waivers and as of June 29, 2001, forbearance agreements as a result of the covenant violations under its Amended Credit Agreement. On December 14, 2001, the Company entered into an agreement (the “Fifth Forbearance Agreement”) with the Senior Lenders to extend the forbearance period until the completion of its financial restructuring (the “Financial Restructuring”) the principal terms of which are set forth in the agreement and are described below.

Under the terms of the Fifth Forbearance Agreement the Senior Lenders will not exercise remedies available to them during the forbearance period. As in the previous forbearance agreements, the extension will terminate if the Company fails to make any payments as required thereunder or fails to remedy any other default within two business days of notice of such default. Furthermore, the Company is required to file a Disclosure Statement and Plan of Reorganization under Chapter 11 of the US Bankruptcy Code by February 28, 2002. The extension will also terminate if the forbearance and lock-up agreements between the Company and the holders of its Subordinated Notes terminate.

The Fifth Forbearance Agreement continues to require, through the end of the forbearance period, a one percent increase in the applicable interest margin.

The Fifth Forbearance Agreement also requires that during the forbearance period, and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit (Notes 7 and 10), with all the foregoing collectively referred to as the “Proceeds”), the Company shall make a mandatory prepayment of the loans outstanding in the amount of the net Proceeds to be applied pro rata to the outstanding principal amount of all loans and the cash collateralization of all letters of credit, with a corresponding reduction of each revolving loan commitment amount.

Certain conditions to the Fifth Forbearance Agreement will continue during the forbearance period and after any termination of the Fifth Forbearance Agreement including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

In addition, the Fifth Forbearance Agreement requires that the Company agree to restrictive covenants with respect to disbursements, cash flows, asset sale proceeds, severance arrangements, indebtedness, and inter-company dispositions, among other events and engage in a search for a Chief Financial Officer. On January 28, 2002, the Company appointed Robert Reynolds as its Executive Vice President and Chief Financial Officer.

On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture governing the $85,000,000 of Subordinated Notes (the “Subordinated Notes”) prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice is effective for 179 days. On August 10, 2001, the Company received a notice of an event of default under the Indenture governing the Subordinated Notes, and the holders of 25% in the aggregate principal amount of the Subordinated Notes may accelerate the amounts due under the Indenture. In addition, should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the Indenture may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the Company’s condensed consolidated balance sheet as of December 31, 2001.

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

During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health’s manufacturing facility in Canada. As of December 31, 2001, Vita Health has received approximately $1,645,000 in advances on the loan, which also has been classified as a current liability in the accompanying condensed consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1,900,000. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

Financial Restructuring

On January 30, 2002, the Company commenced a formal solicitation of votes regarding its proposed plan of reorganization by mailing a Disclosure Statement and ballot to its Senior Lenders and Subordinated Note holders.

The principal terms of the proposed Financial Restructuring described in the Disclosure Statement are as follows:

Senior Lenders

Subject to the terms of definitive documentation for a new credit facility, amounts outstanding under the Existing Credit Facility after reflecting the application of net proceeds of $30,848,000 received in January 2002 related to the settlement of anti-trust litigation (Note 10) are expected to be restructured into two term loans, a $195,042,000 Term A loan and a $48,152,000 Term B loan (pro rata between the US and Canadian facilities). The aggregate principal amount of the New Term A Loan will be further reduced by any scheduled amortization payments and any net disposition proceeds that are applied to the loans under the Existing Credit Facility prior to the date on which the Company completes its Financial Restructuring (the “Effective Date”). The aggregate principal amount of the New Term B Loan will be reduced by any additional antitrust claim settlement proceeds that may be received by the Company and applied to the loans under the Existing Credit Facility prior to the Effective Date. The aggregate amounts of the new Term Loans, which are expressed in U.S. Dollars, will fluctuate over time because the U.S. Dollar equivalents of the portion of the Existing Credit Facility denominated in Canadian Dollars will fluctuate over time due to exchange rate changes. Such U.S. Dollar equivalents have been calculated using an exchange rate of $1.5918 Cdn: $1 as posted in the Wall Street Journal on December 31, 2001.

The Term A Loan will mature on March 31, 2004 and is extendable for two one-year periods upon payment of extension fees equal to 1.25% of the outstanding principal amount for the first one-year extension and 2.0% of the outstanding principal amount for the second one-year extension. The interest rate will be the alternate base rate (for US loans) or the Canadian prime rate (for Canadian loans) plus in each case 2.25% per annum, payable monthly in arrears, subject to a 1% per annum increase on April 1, 2004 and an increase of an additional 0.5% per annum if certain leverage tests are not met at the end of its 2003 and 2004 fiscal years. Prepayments equal to (i) 50% of its annual excess cash flow, as defined, (ii) the amount by which its cash balance exceeds $40,000,000 at the end of any month, and (iii) the amount by which the availability threshold under the new revolving credit facility exceeds the borrowing base thereunder, as described below will also be required to be made. Quarterly principal payments are expected to be made on the last business day of the quarter as follows (assuming extension of the maturity date until March 31, 2006): $1,000,000 for the quarters ended June 30, 2002 through March 31, 2003, $2,000,000 for the quarters ended June 30, 2003 through March 31, 2004, $3,000,000 for the quarters ended June 30, 2004 through December 31, 2005, with the outstanding principal balance due and payable on March 31, 2006.

The Term B Loan will mature on September 30, 2003 and will bear interest at a LIBOR plus 0.5% per annum in cash, payable monthly in arrears, and an amount equal to 10% per annum payable in kind, quarterly in arrears. The Senior Lenders will also be issued Series B Junior Convertible Preferred Stock of the Company, which will be convertible into an aggregate of 3% of the fully diluted equity of the Company as of the Effective Date, and will pay a fixed liquidation preference of $7,500,000 but no dividend. In connection with the proposed Financial Restructuring, Leiner Health Products Group Inc. (“Leiner Group”) and PLI Holdings Inc. will merge into the Company and the Company will become the top tier entity in the Leiner corporate structure. In addition, mandatory prepayments equal to the net proceeds received from any antitrust litigation (Note 10) will also be required to be made. A restructuring fee equal to 1% of the outstanding principal amount on the closing of the restructuring and, continuation fees equal to 1% of the total outstanding principal senior debt payable on the first anniversary of the restructuring and 0.75% of the total outstanding principal payable annually commencing on the second anniversary of the restructuring will also be paid.

Subject to definitive documentation, the Senior Lenders have also agreed to provide a new borrowing-base revolving credit facility of up to $20,000,000 (including a $5,000,000 letter of credit sub-facility), which will bear interest at LIBOR plus 3% per annum. Availability will be determined by the following borrowing base formula: the borrowing base (as described below the "Borrowing Base") minus the excess of (i) the availability threshold amounts set forth below (the “Availability Threshold”) over (ii) the aggregate amount of New Term A Loan prepayments that are based on cash balances in excess of $40 million and amounts by which the Availability Threshold exceeds the Borrowing Base. The borrowing base will be based upon the following advance rates: 85% of current accounts receivable, 60%

of accounts receivable that are 30 or fewer days overdue, 50% of raw materials, 50% of non-printed components, 50% of bulk inventory, 55% of work in progress, 60% of finished goods (provided that the overall composite inventory advance rate shall not exceed 55% of net inventory), 25% of the net book value of property, plant and equipment and certain real estate at agreed values. The facility will mature on the same date as the Term A loan. The availability threshold will be $90,000,000 at all times except the first quarter of any Fiscal Year, when the availability threshold will be $80,000,000. The Senior Lenders will receive an up front fee equal to 2% of their $20,000,000 commitment and an unused commitment fee of 0.5%. The Senior Lenders have also agreed to permit the Company’s existing $11,900,000 of letters of credit to remain outstanding.

At the closing of the Restructuring, the existing stockholders agreement of Leiner Group will be amended to provide, among other things, that if the New Term B Loan is not paid in full on or before September 30, 2003 and the Company’s leverage ratio is equal to or greater than 5.50 to 1.00 at such time, the holders of the Series B Preferred Stock will be entitled to nominate a majority of the board of directors of the Company.  The occurrence of this event would, to the extent that the holders of the Series B Preferred Stock act in concert, give them control of the Company, permitting them jointly, among other things, to elect a majority of the Company’s directors, appoint new management and approve any action requiring the approval of only the holders of the Company’s Common Stock, including adopting certain amendments to the Company’s certificate of incorporation and approving mergers or, with certain exceptions, sales of all or substantially all of the Company’s assets.  Directors elected by the holders of the Series B Preferred Stock will have the authority to effect certain decisions affecting the capital structure of the Company, including with the consent of the holders of 70% of the Series A Preferred Stock to the extent permitted in the Certificate of Incorporation of the Company, the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

Subordinated Notes

On November 19, 2001, the Company entered into forbearance and lock-up agreements with the holders of approximately 80% of its Subordinated Notes regarding the Financial Restructuring. Under the terms of the agreement, which is embodied in the plan of reorganization for which the Company is currently seeking formal approval, the holders of the Subordinated Notes would exchange such notes for their pro rata share of $15,000,000 in cash and shares of Series C Preferred Stock of the Company (the “Note Exchange”). The Series C Preferred Stock will have a $7,000,000 fixed liquidation preference that is pari passu with the liquidation preference of the Series B Junior Convertible Preferred Stock but will not pay dividends. Under the forbearance and lock-up agreements, the holders of approximately 80% of the Subordinated Notes  will not exercise remedies under the Indenture governing the Subordinated Notes for an agreed upon period. The agreement will terminate upon occurrence of certain events, including if the Company has not filed its Disclosure Statement and Plan of Reorganization with the U.S. Bankruptcy Court for the District of Delaware on or prior to February 28, 2002 and if the Note Exchange is not consummated by May 31, 2002.

Issuance of Series A Preferred Stock In Exchange for Cash

Subject to certain closing conditions, certain existing shareholders of Leiner Group have agreed to invest $20,000,000 in exchange for shares of Series A Preferred Stock of the Company. The Series A Preferred Stock will have a liquidation preference equal to the greater of (i) a minimum of three times and a maximum of six times invested capital, depending on the date on which the liquidation preference payment event occurs and (ii) the amount such stock would receive if, after payment of other outstanding preferred stock of the Company, such stock were treated ratably on a share for share basis with the common stock of the Company. The Series A Preferred Stock contains the following additional principal terms:

Mandatory Redemption.  If the Series A Preferred Stock remains outstanding after the fifth anniversary of its issuance, or the Company, or any of its subsidiaries, creates, incurs, assumes or otherwise becomes or remains directly liable for indebtedness beyond a certain level of permitted indebtedness, at the request of any holder of

Series A Preferred Stock, the Company will, subject to the prior payment of all obligations under the new credit facility, redeem all or part of such holder’s Series A Preferred Stock for $600 per share. If the Company (i) undergoes an IPO of a certain magnitude, (ii) has its obligations under its new credit facility, including the new credit facility Notes, accelerated or (iii) becomes insolvent, commences or is a debtor in a bankruptcy proceeding or case or receivership or similar proceeding or case or makes an assignment for the benefit of creditors, the Company shall, subject to the prior payment of all obligations under the new credit facility, redeem for cash out of funds legally available therefor each outstanding share of Series A Preferred Stock at the applicable liquidation preference price set forth above before any equity security of the Company junior to the Series A Preferred Stock is redeemed.

Protective Provisions.  The vote of the holders of at least 70% of the Series A Preferred Stock, voting separately as a class, will be required for the Company to:

•                alter or change (by merger, consolidation or otherwise) the rights, preferences, or privileges of the shares of Series A Preferred Stock;

•                effect any transaction affecting all of the Company’s capital stock in which the shares of Series A Preferred Stock are treated differently than any other capital stock of the Company;

•                issue any class or series of capital stock of the Company or securities exchangeable, exercisable or convertible for or into any class or series of capital stock of the Company (other than, among other things, stock options, warrants or similar rights granted to management of the Company to purchase Common Stock pursuant to a stock option or similar performance plan so long as the number of shares of Common Stock issued upon the exercise of such options, warrants or similar rights does not exceed 255,214;

•                amend, alter or repeal any provision of the Certificate of Incorporation or the By-Laws of the Company;

•                enter into a different line of business, directly or indirectly;

•                with certain exceptions, declare or make a payment of dividends or other distributions, whether in cash, stock or other property to holders of any class or series of capital stock of the Company or redeem, repurchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any share of any class or series of capital stock of the Company;

•                enter into or amend, extend or renew any agreements (other than amendments to the Consulting Agreement, dated June 30, 1997, as amended, between North Castle Partners, L.L.C., a Delaware limited liability company (the “Sponsor”), Leiner Group and the Company that are not material or that do not relate to the payment of money) or transactions directly or indirectly, with the Sponsor or certain affiliates of the Sponsor;

•                incur or permit any of its subsidiaries to incur indebtedness (defined to include payment obligations for (a) borrowed money, (b) notes, bonds, debentures or similar instruments, (c) the deferred purchase price of goods or services (other than trade payables or accruals incurred in the ordinary course of business), (d) capital leases and (e) guarantees of the obligations in (a) through (d) above) that would result in aggregate outstanding indebtedness of more than $10,000,000 in excess of the amount outstanding on the Effective Date including the aggregate face amount of outstanding Letters of Credit under the new credit facility, provided that notwithstanding the foregoing, the Company may permit its subsidiaries to incur the maximum amount of indebtedness (including letters of credit) available under the revolving credit facility of the new credit agreement;

•                amend, modify or restate the new credit agreement (or permit any subsidiary of the Company to do the same) to change any maturity date (other than extensions permitted as of the Effective Date) or the principal amount outstanding thereunder or due on any maturity date;

•                increase or decrease the number of authorized shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock or effect a stock split, stock dividend or similar event or transaction; or

•                change the number of directors of the Company from nine.

Rights upon Certain Events of Default.  If an “event of default” pursuant to the new credit agreement is continuing with respect of any non-payment or any failure to comply with a financial covenant, the Company must obtain the affirmative vote of not less than 70% of the issued and outstanding Series A Preferred Stock, voting separately as a single class, in order to:

•                sell or otherwise dispose of assets of the Company or any of its subsidiaries  in any transaction or series of related transactions having a book value in excess of $5,000,000;

•                grant or authorize any options or other compensatory stock awards under the Company’s Stock Option Plan or any other plan or arrangement;

•                increase the level of cash compensation payable to any officer of the Company or any subsidiary of the Company to an amount that exceeds the amount paid in the fiscal year prior to the Event of Default; or

•                hire new senior executive officers of the Company or any subsidiary of the Company;

provided that if the holders representing at least seventy percent (70%) of the aggregate number of shares of Series A Preferred Stock then outstanding fail to object to any such action within 10 business days of receipt of notice from the Company stating its desire to take any such action, the holders of Series A Preferred Stock shall be deemed to have consented to such action, and, provided further that if, pursuant to the Company’s Stockholders Agreement or otherwise, the holders of the Series B Preferred Stock have nominated a majority of the Board of the Company, the Company may sell or otherwise dispose of assets of the Company having a book value in excess of $5,000,000 without the approval of any holder of Series A Preferred Stock if the transfer is on arm’s–length terms and the sale price equals or exceeds 75% of the appraised value of the assets being sold.

Dividends. Each share of Series A Preferred Stock will be entitled to dividends in an amount equal to the dividend payable on one share of Common Stock on the record date for such dividend.

Plan of Reorganization. Subject to a favorable vote on its proposed plan of reorganization, the Company currently expects to implement the Financial Restructuring through the filing of a Plan of Reorganization under Chapter 11 of the US Bankruptcy Code during the fourth quarter of fiscal 2002. During the pendency of any such Chapter 11 proceeding, the Company intends to operate its business in the ordinary course and to pay its trade creditors, customers and employees in full on a timely basis consistent with recent practice.  The Company also will seek approval of the Bankruptcy Court promptly following commencement of the proceeding to pay in full in the ordinary course of business the pre-petition claims of its trade creditors, customers and employees. Under the Company’s proposed plan of reorganization, the Company’s trade creditors, employees and customers will not be impaired, and will not be required to file proofs of claim with the Bankruptcy Court, and it is not expected that they will be required to take any other action to receive payment on their allowed pre-petition claims against the Company.

Uncertainties. There can be no assurance that (i) the Company will file its Disclosure Statement and Plan of Reorganization by February 28, 2002, (ii) the forbearance and lock-up agreements with its principal Subordinated Note holders will not be terminated, (iii) the Company will obtain a favorable vote on its proposed plan of reorganization, or, finalize a new credit agreement as described above, (iv) the other elements of the Financial Restructuring described above will be implemented, or, (v) if the deadlines in the Fifth Forbearance Agreement are not met, an extension  beyond its current limited period will be obtained.

If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These conditions, together with the Company’s net losses in fiscal 2001 and in the first three quarters of fiscal 2002 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Operational Restructuring

In the fourth quarter of fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

The following table summarizes the activities in the Company’s restructuring reserves (in thousands):

	Costs for	Facilities
	Employees	Consolidation
	Terminated	and Other	Total
Restructuring charges	$5,511	$4,250	$9,761
Cash payments	(1,758)	(1,639)	(3,397)
Balance at March 31, 2001	3,753	2,611	6,364
Additions to restructuring charges	370	—	370
Cash payments	(3,301)	(1,345)	(4,646)
Balance at December 31, 2001	$822	$1,266	$2,088

During the second quarter of fiscal 2002, the Company reduced its global workforce further by 24 full time employees. Severance and other costs related to such reductions totaled approximately $370,000, and were charged to operations in the nine months ended December 31, 2001. In addition to the workforce reductions and facility consolidations discussed above, the Company has undertaken product line simplification and customer rationalization initiatives that resulted in significant operating expense charges in the fourth quarter of fiscal 2001. The Company’s efforts to restructure its operations and rationalize its customer base are continuing into 2002.

In connection with these initiatives, the Company has retained financial, operational and legal advisors to assist in evaluating its restructuring and financing alternatives. Costs of approximately $3,218,000 and $10,332,000, related to such professional services were charged to general and administrative expense in the three and nine months ended December 31, 2001, respectively. Similar costs of approximately $3,300,000 are currently expected to be incurred in the three months ending March 31, 2002.

2.     Integration Plan - Acquisition

In connection with the December 1999 acquisition of substantially all of the assets of Granutec Inc. (“Granutec”) and Stanley Pharmaceutical Ltd. (“Stanley”) and certain assets of Novopharm Ltd., and the finalization of the management’s integration plan for the acquired companies, the Company has recorded approximately $11,472,000 for employees’ severance and facility closure costs as a component of the purchase price allocation. The integration plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects these actions to be substantially completed by the fourth quarter of fiscal 2002.

The following table summarizes the activity in the Company’s reserves associated with the integration plan (in thousands):

	Separation
	Costs for	Facilities
	Terminated	Closing &
	Employees	Downsizing	Total
Reserves recorded in connection with preliminary purchase price allocation at March 31, 2000	$5,400	$1,615	$7,015
Additions to reserve	3,468	989	4,457
Cash payments	(3,588)	(92)	(3,680)
Balance at March 31, 2001	5,280	2,512	7,792
Cash payments	(3,868)	(954)	(4,822)
Balance at December 31, 2001	$1,412	$1,558	$2,970

3.     Inventories

Inventories consist of the following (in thousands):

	December 31,	March 31,
	2001	2001
Raw materials, bulk vitamins and packaging materials	$28,513	$43,517
Work-in-process	44,716	47,596
Finished products	46,885	21,896
	$120,114	$113,009

During the nine months ended December 31, 2001, the Company realized approximately $7.1 million in gross profit on the disposition of discontinued products (with sales value of approximately $9.3 million), which were reserved for at March 31, 2001.

4.              Debt

Long-term debt is summarized as follows (in thousands):

	December 31,	March 31,
	2001	2001
Credit Facility:
Revolving facility	$107,465	$109,535
Term facility	166,613	168,434
Total credit facility	274,078	277,969
Senior subordinated notes	85,000	85,000
Industrial development revenue bond loan	6,100	6,600
Capital lease obligations	1,183	3,177
Industrial opportunities program loan	1,645	1,636
	368,006	374,382
Less current portion	(367,723)	(373,425)
Total long-term debt and capital leases	$283	$957

The Credit Facility contains financial covenants that require, among other things, the Company to comply with certain financial ratios and tests. As of December 31, 2001, the Company was not in compliance with certain of these financial covenants and has entered into the Fifth Forbearance Agreement which extends the forbearance period until the completion of its financial restructuring, which is described in Note 1.

5.              Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2001	2000	2001	2000
Net loss	$(11,113)	$(9,605)	$(29,630)	$(13,217)
Foreign currency translation adjustment	(120)	140	(200)	(407)
Comprehensive loss	$(11,233)	$(9,465)	$(29,830)	$(13,624)

6.     Related Party Transactions

Upon consummation of a recapitalization in June 1997, Leiner Group and the Company entered into a consulting agreement with North Castle Partners, L.L.C. (the “Sponsor”), to provide the Company with certain business, financial and managerial advisory services. Mr. Baird acts as the managing member of the Sponsor through Baird Investment Group, L.L.C. In exchange for such services, Leiner Group and the Company have agreed to pay the Sponsor an annual fee of $1,500,000, payable semi-annually in advance, plus the Sponsor’s reasonable out-of-pocket expenses. This fee may be reduced upon completion of an initial public offering of Leiner Group’s shares. The agreement terminates on June 30, 2007, or earlier upon the occurrence of certain specified events. The Company is recognizing this fee as an expense, but payments under this agreement are not allowed during the continuance of an Event of Default under the Amended Credit Agreement (Note 1).

As of December 31, 2001, unpaid fees under the consulting agreement aggregating $1,500,000 have been accrued, and are expected to be paid when all amounts due under the New Term Loan B have been paid (Note 1). If a balance remains due under the New Term Loan B, fees due under the consulting agreement that are earned and accruable commencing in January 2002 and thereafter are allowed to be paid only on the Effective Date and thereafter if the Company concurrently pays an equal amount to reduce amounts outstanding under the New Term Loan A.

7.  Contingencies

On September 27, 1999, the Company filed a civil antitrust lawsuit (the “Antitrust Lawsuit”) against certain of its raw material suppliers and other alleged co-conspirators. The complaint alleges that the defendants conspired to fix vitamin prices and allocate vitamin production volume and vitamin customers in the United States. The complaint seeks unspecified damages and injunctive relief. After the lawsuit was filed, it was consolidated for pre-trial purposes with other similar cases. Based on the pretrial schedule set forth by the court, the case will not be ready for trial until approximately September 2002. At the present time, management cannot predict the outcome of this lawsuit, nor the estimated damages and potential recovery, if any (Notes 1 and 10).

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

In exchange for the Company’s release and agreement to opt out of any settlement in connection with the Antitrust Lawsuit, the Company has been awarded settlements during the three and nine months ended December 31, 2000 of approximately $6,000,000 and $24,298,000, respectively, which were offset by $1,551,000 and $4,289,000, respectively, of legal, consulting and other costs incurred in connection with these settlements. Net proceeds were recorded in other income (expense) in the accompanying condensed consolidated statements of operation.

The Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Selected financial information for the Company’s reportable segments for the three and nine months ended December 31, 2001 and 2000 is as follows (in thousands):

	Leiner		Vita	Intersegment	Consolidated
	U.S.		Health	Eliminations	Totals
Three months ended December 31, 2001
Net sales	$132,584		$14,352	$(527)	$146,409
Depreciation and amortization	9,192		745	—	9,937
Segment operating income (loss)	(2,696)		168	3	(2,525)
Interest expense, net	7,977		517	—	8,494
Income tax expense	—		—	—	—
Segment assets	313,681		54,547	(15,089)	353,139
Expenditures for long-lived assets	482		268	—	750

Three months ended December 31, 2000
Net sales	$142,864		$17,296	$(676)	$159,484
Depreciation and amortization	5,882		908	—	6,790
Segment operating income (loss)	(6,172	)(1)	1,020	(19)	(5,171)
Interest expense, net	8,214		502	—	8,716
Income tax (benefit) expense	(4,767)		250	—	(4,517)
Segment assets	441,558		61,497	(11,590)	491,465
Expenditures (disposals) for long-lived assets	1,023		(487)	—	536

Nine months ended December 31, 2001
Net sales	$396,879		$42,798	$(2,211)	$437,466
Depreciation and amortization	21,817		2,274	—	24,091
Segment operating income (loss)	(1,400)		(395)	(29)	(1,824)
Interest expense, net	25,683		1,849	—	27,532
Income tax expense	—		—	—	—
Segment assets	313,681		54,547	(15,089)	353,139
Expenditures for long-lived assets	590		675	—	1,265

Nine months ended December 31, 2000
Net sales	$398,534		$57,910	$(1,842)	$454,602
Depreciation and amortization	18,348		2,638	—	20,986
Segment operating income	2,695	(1)	2,735	42	5,472
Interest expense, net	24,695		1,785	—	26,480
Income tax (benefit) expense	(8,727)		458	—	(8,269)
Segment assets	441,558		61,497	(11,590)	491,465
Expenditures for long-lived assets	5,981		49	—	6,030

(1) Includes income arising from settlement of a supplier dispute of approximately $6.0 million and $24.3 million for the three and nine months ended December 31, 2000, respectively, offset by legal and consulting fees and other costs of approximately $1.6 million for three months and $4.3 million for the nine months ended December 31, 2000.

9.              Recently Issued Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board has issued EITF 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which is effective for fiscal quarters beginning after December 15, 2001. The consensus of the EITF is that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction in revenue in the vendor’s statement of operations rather than as an operating expense, unless certain criteria are met. The Company has not yet determined the impact of such a change in classification on its presentation of the Company’s statement of operations. The Company will adopt this change in classification prior to the end of fiscal 2002.

In June 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company’s consolidated financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), effective for fiscal years beginning after December 15, 2001.  Under Statement 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is required to adopt Statement 144 in its fiscal year beginning April 1, 2002. The Company is currently assessing the financial impact of Statement 144 on its consolidated financial position and results of operations.

10.       Subsequent Events

On January 28, 2002, in exchange for the Company’s release and agreement to opt out of any settlement in connection with the Antitrust Lawsuit (Note 7), the Company has been awarded settlements of approximately $30,848,000 net of consulting and legal fees of approximately $9,930,000. The Company made a mandatory prepayment of the loans outstanding in the amount of the net proceeds, which was applied pro rata to the outstanding principal amount of all loans and the cash collateralization of all letters of credit, with a corresponding reduction of each revolving loan commitment amount (Note 1).

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion explains material changes in the consolidated results of operations for Leiner Health Products Inc. and its subsidiaries (the “Company”); including Vita Health Products Inc. of Canada (“Vita Health”), a wholly-owned subsidiary, for the three and nine months ended December 31, 2001, and the significant developments affecting its financial condition since March 31, 2001. The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2001, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities Exchange Commission.

Operational Restructuring

In the fourth quarter of fiscal 2001, the Company initiated a number of operational restructuring actions focused on eliminating operational complexities and reducing operating costs. The initiatives include workforce reductions, facility consolidation, product line simplification, and customer rationalization.

The following table summarizes the activities in the Company’s restructuring reserves (in millions):

	Costs for	Facilities
	Employees	Consolidation
	Terminated	and Other	Total
Restructuring charges	$5.5	$4.3	$9.8
Cash payments	(1.8)	(1.6)	(3.4)
Balance at March 31, 2001	3.7	2.7	6.4
Additions to restructuring charges	0.4	—	0.4
Cash payments	(3.3)	(1.4)	(4.7)
Balance at December 31, 2001	$0.8	$1.3	$2.1

During the second quarter of fiscal 2002, the Company reduced its global workforce further by 24 full time employees. Severance and other costs related to such reductions totaled approximately $0.4 million, and were charged to operations in the nine months ended December 31, 2001. In addition to the workforce reductions and facility consolidations, the Company has undertaken product line simplification and customer rationalization initiatives that resulted in significant operating expense charges in the fourth quarter of fiscal 2001. The Company’s efforts to restructure its operations and rationalize its customer base are continuing into 2002.

In connection with these initiatives, the Company has retained financial, operational and legal advisors to assist in evaluating its restructuring and financing alternatives. Costs of approximately $3.2 million and $10.3 million, related to such professional services were charged to general and administrative expense in the three and nine months ended December 31, 2001, respectively. Similar costs of approximately $3.3 million are currently expected to be incurred in the three months ending March 31, 2002.

In addition, the Company has engaged a management-consulting firm to assist in identifying and implementing improvements to the Company’s supply chain processes. These initiatives have yielded significant customer service and working capital improvements. The Company has been able to reduce its inventory level as of December 31, 2001 by approximately $60.0 million compared to the level at December 31, 2000.

Integration Plan - Acquisition

In connection with the December 1999 acquisition of substantially all of the assets of Granutec Inc. (“Granutec”) and Stanley Pharmaceutical Ltd. (“Stanley”) and certain assets of Novopharm Ltd., and the finalization of the management’s integration plan for the acquired companies, the Company has recorded approximately $11.5 million for employees’ severance and facility closure costs as a component of the purchase price allocation. The integration plan includes initiatives to integrate the operations of the Company with those of Granutec and Stanley, and reduce overhead, primarily through the consolidation of certain acquired manufacturing activities to existing facilities. The Company expects these actions to be substantially completed by the fourth quarter of fiscal 2002.

The following table summarizes the activity in the Company’s reserves associated with the integration plan (in millions):

	Separation
	Costs for	Facilities
	Terminated	Closing &
	Employees	Downsizing	Total
Reserves recorded in connection with preliminary purchase price allocation at March 31, 2000	$5.4	$1.6	$7.0
Additions to reserve	3.5	1.0	4.5
Cash payments	(3.6)	(0.1)	(3.7)
Balance at March 31, 2001	5.3	2.5	7.8
Cash payments	(3.9)	(0.9)	(4.8)
Balance at December 31, 2001	$1.4	$1.6	$3.0

Seasonality

The Company’s business is seasonal, as increased vitamin usage corresponds with the cough, cold and flu season. Accordingly, the Company historically has realized a significant portion of its sales, and a more significant portion of its operating income, in the second half of its fiscal year.

RESULTS OF OPERATIONS

The following table summarizes the Company’s historical results of operations as a percentage of net sales for the three and nine months ended December 31, 2001 and 2000.

	Percentage of Net Sales		Percentage of Net Sales
	Three months ended		Nine months ended
	December 31,		December 31,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.1	84.4	76.8	81.2
Gross profit	19.9	15.6	23.2	18.8
Marketing, selling and distribution expenses	9.9	12.6	11.0	12.6
General and administrative expenses	8.4	5.8	9.8	6.4
Research and development expenses	0.8	1.3	1.1	1.5
Amortization of goodwill and other intangibles	1.7	0.9	1.2	0.9
Restructuring charges	—	0.8	0.1	0.3
Other (income) charges	0.8	(2.6)	0.4	(4.1)
Operating (loss) income	(1.7)	(3.2)	(0.4)	1.2
Loss from investment in joint venture	0.1	0.1	0.1	0.1
Interest expense, net	5.8	5.5	6.3	5.8
Loss before income taxes	(7.6)	(8.8)	(6.8)	(4.7)
Benefit for income taxes	—	(2.8)	—	(1.8)
Net loss	(7.6)%	(6.0)%	(6.8)%	(2.9)%

Net sales for the third quarter of fiscal 2002 were $146.4 million, reflecting a decrease of $13.1 million or 8.2% versus the third quarter of fiscal 2001. On a business segment basis, domestic sales decreased by $10.2 million, or 7.2%, while International/Canadian sales decreased by $2.9 million or 16.8%. The decrease in domestic net sales was experienced in the Company’s branded herbal products and private label digestive aids products. Additionally, the warmer domestic weather in the third quarter delayed the onset of the cold and flu season and reduced the level of domestic net sales in analgesics and cough and cold products. These decreases were partially offset by increases in sales of private label vitamin products, primarily multivitamins, minerals, supplements, and the introduction of the Natures Origin™ brand of products. Management estimates that the domestic food, drug and mass market (“FDM Market”) for vitamins decreased approximately 3.9% in the thirteen-week period ended December 28, 2001 versus the comparable period in 2000. The decrease in International/Canadian net sales was primarily due to the Company’s customer rationalization initiatives as well as the discontinuation of the health foods business in Canada. During the nine months ended December 31, 2001 net sales decreased by $17.1 million or 3.8% compared to the prior year. Domestic net sales were slightly lower for such period by $2.1 million or 0.5% and International/Canadian net sales were lower by $15.0 million or 26.0% compared to the prior year. The slight decrease in domestic net sales reflects a higher level of pricing competition and use of advertising allowances, which offset the continued strengthening in the vitamins, minerals and supplements (“VMS”) segment. The decrease in International/Canadian net sales was primarily due to the Company’s customer rationalization initiatives as well as the discontinuation of the health foods business in Canada.

Gross profit for the third quarter of fiscal 2002 was $29.1 million, reflecting an increase of $4.3 million, or 17.3%, from $24.8 million in the third quarter of fiscal 2001. The gross profit percentage was 19.9% for the third quarter of fiscal 2002, up from 15.6% in the third quarter of the prior fiscal year. Gross profit for the third quarter of fiscal 2002 includes approximately $0.4 million in profits on the disposition of discontinued products (with sales value of $0.6 million), which were reserved for in fiscal year 2001. During the nine months ended December 31, 2001, gross profit increased by $16.0 million versus the nine months of fiscal year 2001. As a percentage of net sales, gross profit margin increased to 23.2% from 18.8% in the prior year. The increase in gross profit as a percentage of net sales is due to a number of factors including improved plant efficiencies due to the Company’s restructuring initiatives compared to the same period of last year. Gross profit for the nine months also includes approximately $7.1 million in profits on the disposition of discontinued products (with sales value of $9.3 million), which were reserved for at March 31, 2001.

Marketing, selling and distribution expenses, together with general and administrative expenses, and research and development expenses (collectively, “Operating Expenses”) decreased by $3.5 million, or 11.1% for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The decrease in Operating Expenses was due primarily to reduction in payroll spending due to the Company’s restructuring initiatives, lower advertising costs, and lower travel and entertainment related expenses. The decrease in Operating Expenses was offset by $3.2 million paid to financial, operational and legal advisers in connection with the Company’s operational and financial restructuring activities during the third quarter of fiscal 2002. For the nine months of fiscal year 2002, operating expenses increased by $2.3 million. The increase is the result of $10.3 million paid to financial, operational and legal advisers, partly offset by reductions in payroll spending, advertising, and travel and entertainment related expenses during the first nine months of fiscal year 2002. Operating Expenses also include approximately $1.2 million of severance benefits paid to certain employees, which had not been provided for in the restructuring charge recorded in fiscal 2001.

Amortization of goodwill and other intangibles increased by approximately $1.0 million for the three and nine months ended December 31, 2001 versus the comparable periods in the prior fiscal year, primarily as a result of the write-off of intangibles related to certain labeling machinery.

The Company had an operating loss of $2.5 million for the third quarter of fiscal 2002, compared to operating loss of $5.2 million for the comparative quarter in fiscal 2001. The prior year quarter operating income included approximately $4.4 million of net settlement income arising from a supplier dispute. For the nine months ended December 31, 2001, the Company had operating loss of approximately $1.8 million versus $5.5 million of income in the same period of the prior fiscal year. The prior year operating income included approximately $20.0 million net settlement income arising from a supplier dispute. Excluding this item, operating income improved by $12.7 million for the nine months ended December 31, 2001.

In the third quarter of fiscal 2002, net interest expense of $8.5 million represents a decrease of $0.2 million from the third quarter of fiscal 2001 primarily due to decreases in the interest rate charged on the average outstanding indebtedness. Net interest expense increased by $1.1 million during the nine months ended December 31, 2001 versus the nine months ended December 31, 2000. This increase was primarily due to an increase in the average outstanding indebtedness of the Company.

The Company did not record any income tax benefit for the three and nine months ended December 31, 2001 compared to a benefit of approximately $4.5 million and $8.3 million for the three and nine months ended December 30, 2000, respectively.

Primarily as a result of the factors discussed above, a net loss of $11.1 million was recorded in the third quarter of fiscal 2002 compared to a net loss of $9.6 million in the third quarter of fiscal 2001. For the nine months ended December 31, 2001, the Company recorded a net loss of approximately $29.6 million versus a net loss of $13.2 million during the comparable period of fiscal year 2001. As stated above, the prior year net loss included the net benefit of approximately $4.4 million and $20.0 million for three and nine months ended December 31, 2000, respectively, related to settlements arising from supplier disputes. The after tax impact of the net settlement was approximately $3.0 million and $12.4 million for three and nine months ended December 31, 2000.

Other Information

Earnings before interest, taxes, depreciation, amortization and other non-cash charges (“EBITDA”) totaled $7.6 million for the third quarter of fiscal 2002, compared to $2.2 million in the comparable period in fiscal 2001. EBITDA in fiscal 2001 includes approximately $4.4 million net settlement arising from a supplier dispute. EBITDA for the first nine months of fiscal year 2002, was $21.4 million or $4.3 million lower than EBITDA for the comparable period of fiscal year 2001, which includes approximately $20.0 million net settlements arising from a supplier dispute. EBITDA can be calculated from the financial statements with the exceptions of (i) the amortization of deferred debt issuance costs totaling $0.5 million for the three months and $1.6 million for the nine months ended December 31, 2001 and 2000, which is included in interest expense in the condensed consolidated statement of operations and in amortization expense in the condensed consolidated statement of cash flows, (ii) a loss resulting from disposal of fixed assets totaling $0.8 million and $1.0 million for the three and nine months ended December 31, 2001, which is included in other (income) charges in the condensed consolidated statement of operations and investing activities in the condensed consolidated statement of cash flows. The Company believes that EBITDA provides useful information regarding the Company’s debt service ability, but should not be considered in isolation or as a substitute for the condensed consolidated statements of operations or cash flow data.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 2002, net cash provided by operating activities totaled $9.1 million. This resulted primarily from a net loss of $29.6 million offset by $24.3 million of non-cash charges for depreciation and amortization and a net change in operating assets and liabilities totaling $14.4 million. Cash provided by operating assets and liabilities primarily resulted from a reduction in accounts receivable of $29.2 million resulting from the negotiation of accelerated credit terms with certain customers, and the receipt of income tax refunds of $9.0 million, net of a decrease of $16.4 million in accounts payable, and an increase in inventory of $7.2 million resulting from increased production to support anticipated product demand during the fourth quarter of the Company’s fiscal year.

During the first nine months of fiscal year 2002, net cash provided by investing activities totaled $0.2 million. This represents the net effect of capital expenditures of $1.3 million and a decrease of $1.5 million in other non-current assets primarily due to the divestiture of a joint venture in China and lower advances related to long term supply arrangements. The major capital expenditures related to investments in capacity expansion at the Company’s manufacturing, packaging and distribution facilities in South Carolina and Carson.

Net cash used in financing activities during the first nine months of fiscal year 2002 totaled $6.1 million, which primarily related to payments on the Company’s revolving and term credit facilities and other long-term debt.

Financing Arrangements

The Company has entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with certain financial institutions (the “Senior Lenders”). The Amended Credit Agreement provides for one U.S. term loan due December 30, 2004 in the amount of $68.0 million, two U.S. term loans due December 30, 2005 in the amounts of $65.0 million and $30.0 million, respectively, a Canadian dollar denominated term loan due December 30, 2004 in the amount of approximately U.S. $12.0 million (collectively, the “Term Facility”), and a revolving credit facility in the amount of U.S. $125.0 million (the “Revolving Facility”), a portion of which is made available to Vita Health in Canadian dollars. The unpaid principal amount outstanding on the Revolving Facility is due and payable on June 30, 2003. At December 31, 2001, the Company was in default under the terms of the Amended Credit Agreement and was operating under a Forbearance Agreement with the Senior Lenders (see “Liquidity”). On December 14, 2001, the Company reached an agreement with its Senior Lenders on the principal terms of a financial restructuring plan and, on January 30, 2002, the Company began soliciting formal approval of its Senior Lenders and the holders of its Subordinated Notes with respect to such plan (see “Liquidity”).

Borrowings under the Amended Credit Agreement bear interest at floating rates that are based on the applicable alternate base rate (as defined in the Amended Credit Agreement), plus applicable margins, and accordingly, the Company’s financial condition and performance is and will continue to be affected by changes in interest rates. In addition, the Forbearance Agreement provides for a one percent increase in the applicable margin.

Pursuant to the Forbearance Agreement in effect due to Events of Default under the Amended Credit Agreement that are discussed below under “Liquidity,” commitments are suspended and borrowings may not be continued as or converted into LIBOR based loans. The Amended Credit Agreement imposes certain restrictions on the Company, including restrictions on its ability to incur additional debt, enter into sale-leaseback transactions, incur contingent liabilities, pay dividends or make distributions, incur or grant liens, sell or otherwise dispose of assets, make investments or capital expenditures, repurchase or prepay its Subordinated Notes or other subordinated debt, or engage in certain other activities.  The Company must also comply with certain financial ratios and tests, including covenants with respect to minimum net worth, a maximum leverage ratio, a minimum interest coverage ratio and a minimum cash flow coverage ratio. As detailed below in the “Liquidity” subsection, since December 31, 2000, the Company has not been, and at December 31, 2001 the Company was not, in compliance with certain of these financial covenants, and such covenant violations constitute events of default under the Amended Credit Agreement.

The Subordinated Notes are unsecured, senior subordinated obligations of Leiner, and as such, are subordinated in right of payment to all existing and future senior debt of Leiner, including indebtedness of Leiner under the Amended Credit Agreement and Leiner’s guarantee of indebtedness of Vita Health under the Amended Credit Agreement. The Subordinated Notes rank pari passu with all senior subordinated indebtedness of Leiner, if any, and rank senior to all subordinated indebtedness of Leiner, if any. The Subordinated Notes are also effectively subordinated to all secured indebtedness of Leiner to the extent of the value of the assets securing such indebtedness, and to all existing and future obligations and liabilities of Leiner’s subsidiaries. The obligations of Leiner under the Amended Credit Agreement are secured by substantially all of the assets of Leiner and any future U.S. subsidiary of Leiner and a pledge of the capital stock of Leiner and any such subsidiary and 65% of the capital stock of any direct foreign subsidiary of Leiner. The obligations of Vita Health under the Amended Credit Agreement are additionally secured by substantially all of the assets of Vita Health and its Canadian parent and subsidiaries. As described below in the “Liquidity” subsection, the Company is in default under the Indenture governing the Subordinated Notes.

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

During fiscal 2000, Vita Health entered into a loan agreement with the Manitoba Industrial Opportunities Program (the “MIOP Loan”) to fund the expansion and upgrading of Vita Health’s manufacturing facility in Canada. As of December 31, 2001, Vita Health has received approximately $1.6 million in advances on the loan, which also has been classified as a current liability in the Company’s condensed consolidated balance sheet. The MIOP Loan is not to exceed a total of approximately $1.9 million. Pursuant to the terms of the MIOP Loan, interest on the loan is waived if Vita Health complies with certain obligations, including meeting certain financial ratios. To date Vita Health has been successful in meeting these ratios.

A portion of the outstanding borrowings under the Amended Credit Agreement, amounting to approximately U.S. $28.6 million as of December 31, 2001, is denominated in Canadian dollars. All other outstanding borrowings under the Amended Credit Agreement, and all of the borrowings under the Subordinated Notes, are denominated in U.S. dollars.

At December 31, 2001, borrowings under the Amended Credit Agreement bore interest at a weighted average rate of 7.69% for U.S. borrowings and 6.36% for Canadian borrowings per annum. The Subordinated Notes bear interest at a rate of 9.63% per annum.

On January 30, 2002, the Company entered into definitive documentation with certain existing investors in Leiner Group on the terms of a new equity investment that is a component of its proposed comprehensive financial restructuring. See “Liquidity” below.

Liquidity

Debt

Since December 31, 2000, the Company has not been, and at December 31, 2001, the Company was not, in compliance with certain financial covenants contained in the Amended Credit Agreement with the Senior Lenders. Such covenant violations constitute events of default under the terms of the Amended Credit Agreement. An outstanding event of default under the Amended Credit Agreement permits the Senior Lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest. As a result, all borrowings under the Amended Credit Agreement, aggregating $274.1 million at December 31, 2001, have been classified as a current liability in the Company’s condensed consolidated balance sheet.

Since December 31, 2000, the Company has been operating under a series of default waivers and as of June 29, 2001, forbearance agreements as a result of the covenant violations under its Amended Credit Agreement. On December 14, 2001, the Company entered into an agreement (the “Fifth Forbearance Agreement”) with the Senior Lenders to extend the forbearance period until the completion of its financial restructuring (the “Financial Restructuring”) the principal terms of which are set forth in the agreement and are described below.

Under the terms of the Fifth Forbearance Agreement the Senior Lenders will not exercise remedies available to them during the forbearance period. As in the previous forbearance agreements, the extension will terminate if the Company fails to make any payments as required thereunder or fails to remedy any other default within two business days of notice of such default. Furthermore, the Company is required to file a Disclosure Statement and Plan of Reorganization under Chapter 11 of the US Bankruptcy Code by February 28, 2002. The extension will also terminate if the forbearance and lock-up agreements between the Company and the holders of its Subordinated Notes terminate.

The Fifth Forbearance Agreement continues to require, through the end of the forbearance period, a one percent increase in the applicable interest margin.

The Fifth Forbearance Agreement also requires that during the forbearance period, and concurrently with the receipt by the Company of any judgment, settlement or other proceeds or amounts, however characterized, arising from or in connection with any antitrust claims (including the Antitrust Lawsuit (Notes 7 and 10), with all the foregoing collectively referred to as the “Proceeds”), the Company shall make a mandatory prepayment of the loans outstanding in the amount of the net Proceeds to be applied pro rata to the outstanding principal amount of all loans and the cash collateralization of all letters of credit, with a corresponding reduction of each revolving loan commitment amount.

Certain conditions to the Fifth Forbearance Agreement will continue during the forbearance period and after any termination of the Fifth Forbearance Agreement including the Company’s agreement that: (a) interest and letter of credit fees will be paid monthly instead of quarterly, (b) commitments to make further credit extensions are suspended, and (c) outstanding amounts under the Amended Credit Agreement cannot be continued as or converted into LIBOR or banker’s acceptance rate loans.

In addition, the Fifth Forbearance Agreement requires that the Company agree to restrictive covenants with respect to disbursements, cash flows, asset sale proceeds, severance arrangements, indebtedness, and inter-company dispositions, among other events and engage in a search for a Chief Financial Officer. On January 28, 2002, the Company appointed Robert Reynolds as its Executive Vice President and Chief Financial Officer.

On June 28, 2001, the Senior Lenders delivered a notice (the “Blockage Notice”) to the Company and the trustee under the Indenture governing the $85.0 million of Subordinated Notes (the “Subordinated Notes”) prohibiting payments on account of any principal or interest obligation related to the Subordinated Notes or the purchase or redemption of such obligations. The Blockage Notice is effective for 179 days. On August 10, 2001, the Company received a notice of an event of default under the Indenture governing the Subordinated Notes, and the holders of 25% in the aggregate principal amount of the Subordinated Notes may accelerate the amounts due under the Indenture. In addition, should the Senior Lenders accelerate the maturity of the loans under the Amended Credit Agreement, all amounts due under the Indenture may also be accelerated. As a result, the Subordinated Notes have been classified as a current liability in the Company’s condensed consolidated balance sheet as of December 31, 2001.

Financial Restructuring

On January 30, 2002, the Company commenced a formal solicitation of votes regarding its proposed plan of reorganization by mailing a Disclosure Statement and ballot to its Senior Lenders and Subordinated Note holders.

The principal terms of the proposed Financial Restructuring described in the Disclosure Statement are as follows:

Senior Lenders

Subject to the terms of definitive documentation for a new credit facility, amounts outstanding under the Existing Credit Facility after reflecting the application of net proceeds of $30.8 million received in January 2002 related to the settlement of anti-trust litigation (Note 10) are expected to be restructured into two term loans, a $195.0 million Term A loan and a $48.1 million Term B loan (pro rata between the US and Canadian facilities). The aggregate principal amount of the New Term A Loan will be further reduced by any scheduled amortization payments and any net disposition proceeds that are applied to the loans under the Existing Credit Facility prior to the date on which the Company completes its Financial Restructuring (the “Effective Date). The aggregate principal amount of the New Term B Loan will be reduced by any additional antitrust claim settlement proceeds that may be received by the Company and applied to the loans under the Existing Credit Facility prior to the Effective Date. The aggregate amounts of the new Term Loans, which are expressed in U.S. Dollars, will fluctuate over time because the U.S. Dollar equivalents of the portion of the Existing Credit Facility denominated in Canadian Dollars will fluctuate over time due to exchange rate changes. Such U.S. Dollar equivalents have been calculated using an exchange rate of $1.5918 Cdn: $1 as posted in the Wall Street Journal on December 31, 2001.

The Term A Loan will mature on March 31, 2004 and is extendable for two one-year periods upon payment of extension fees equal to 1.25% of the outstanding principal amount for the first one-year extension and 2.0% of the outstanding principal amount for the second one-year extension. The interest rate will be the alternate base rate (for U.S. loans) or the Canadian prime rate (for Canadian loans) plus in each case 2.25% per annum, payable monthly in arrears, subject to a 1% per annum increase on April 1, 2004 and an increase of an additional 0.50% per annum if certain leverage tests are not met at the end of its 2003 and 2004 fiscal years. Prepayments equal to (i) 50% of its annual excess cash flow, as defined, (ii) the amount by which its cash balance exceeds $40.0 million at the end of any month, and (iii) the amount by which the availability threshold under the new revolving credit facility exceeds the borrowing base thereunder, as described below will also be required to be made. Quarterly principal payments are expected to be made on the last business day of the quarter as follows (assuming extension of the maturity date until March 31, 2006): $1.0 million for the quarters ended June 30, 2002 through March 31, 2003, $2.0 million for the quarters ended June 30, 2003 through March 31, 2004, $3.0 million for the quarters ended June 30, 2004 through December 31, 2005, with the outstanding principal balance due and payable on March 31, 2006.

The Term B Loan will mature on September 30, 2003 and will bear interest at a LIBOR plus 0.50% per annum in cash, payable monthly in arrears, and an amount equal to 10% per annum payable in kind, quarterly in arrears. The Senior Lenders will also be issued Series B Junior Convertible Preferred Stock of the Company, which will be convertible into an aggregate of 3% of the fully diluted equity of the Company as of the Effective Date, and will pay a fixed liquidation preference of $7.5 million but no dividend. In connection with the proposed Financial Restructuring, Leiner Health Products Group Inc. (“Leiner Group”) and PLI Holdings Inc. will merge into the Company and the Company will become the top tier entity in the Leiner corporate structure. In addition, mandatory prepayments equal to the net proceeds received from any antitrust litigation (Note 10) will also be required to be made. A restructuring fee equal to 1% of the outstanding principal amount on the closing of the restructuring and, continuation fees equal to 1% of the total outstanding principal senior debt payable on the first anniversary of the restructuring and 0.75% of the total outstanding principal payable annually commencing on the second anniversary of the restructuring will also be paid.

Subject to definitive documentation, the Senior Lenders have also agreed to provide a new borrowing-base revolving credit facility of up to $20.0 million (including a $5.0 million letter of credit sub-facility), which will bear interest at LIBOR plus 3% per annum. Availability will be determined by the following borrowing base formula: the borrowing base (as described below the "Borrowing Base") minus the excess of (i) the availability threshold amounts set forth below (the “Availability Threshold”) over (ii) the aggregate amount of New Term A Loan prepayments that are based on cash balances in excess of $40 million and amounts by which the Availability Threshold exceeds the Borrowing Base. The borrowing base will be based upon the following advance rates: 85% of current accounts receivable, 60% of accounts receivable that are 30 or fewer days overdue, 50% of raw materials, 50% of non-printed components, 50% of bulk inventory, 55% of work in progress, 60% of finished goods (provided that the overall composite inventory advance rate shall not exceed 55% of net inventory), 25% of the net book value of property, plant and equipment and certain real estate at agreed values. The facility will mature on the same date as the Term A loan. The availability threshold will be $90.0 million at all times except the first quarter of any Fiscal Year, when the availability threshold will be $80.0 million. The Senior Lenders will receive an up front fee equal to 2% of their $20 million commitment and an unused commitment fee of 0.5%. The Senior Lenders have also agreed to permit the Company’s existing $11.9 million of letters of credit to remain outstanding.

At the closing of the Restructuring, the existing stockholders agreement of Leiner Group will be amended to provide, among other things, that if the New Term B Loan is not paid in full on or before September 30, 2003 and the Company’s leverage ratio is equal to or greater than 5.50 to 1.00 at such time, the holders of the Series B Preferred Stock will be entitled to nominate a majority of the board of directors of the Company.  The occurrence of this event would, to the extent that the holders of the Series B Preferred Stock act in concert, give them control of the Company, permitting them jointly, among other things, to elect a majority of the Company’s directors, appoint new management and approve any action requiring the approval of only the holders of the Company’s Common Stock, including adopting certain amendments to the Company’s certificate of incorporation and approving mergers or, with certain exceptions, sales of all or substantially all of the Company’s assets.  Directors elected by the holders of the Series B Preferred Stock will have the authority to effect certain decisions affecting the capital structure of the Company, including with the consent of the holders of 70% of the Series A Preferred Stock to the extent permitted in the Certificate of Incorporation of the Company, the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.

Subordinated Notes

On November 19, 2001, the Company entered into forbearance and lock-up agreements with the holders of approximately 80% of its Subordinated Notes regarding the Financial Restructuring. Under the terms of the agreement, which is embodied in the plan of reorganization for which the Company is currently seeking formal approval, the holders of the Subordinated Notes would exchange such notes for their pro rata share of $15 million in cash and shares of Series C Preferred Stock of the Company (the “Note Exchange”). The Series C Preferred Stock will have a $7 million fixed liquidation preference that is pari passu with the liquidation preference of the Series B Junior Convertible Preferred Stock but will not pay dividends. Under the forbearance and lock-up agreements, the holders of approximately 80% of the Subordinated Notes will not exercise remedies under the Indenture governing the Subordinated Notes for an agreed upon period. The agreement will terminate upon occurrence of certain events, including if the Company has not filed its Disclosure Statement and Plan of Reorganization with the U.S. Bankruptcy Court for the District of Delaware on or prior to February 28, 2002 and if the Note Exchange is not consummated by May 31, 2002.

Issuance of Series A Preferred Stock In Exchange for Cash

Subject to certain closing conditions, certain existing shareholders of Leiner Group have agreed to invest $20 million in exchange for shares of Series A Preferred Stock of the Company. The Series A Preferred Stock will have a liquidation preference equal to the greater of (i) a minimum of three times and a maximum of six times invested capital, depending on the date on which the liquidation preference payment event occurs and (ii) the amount such stock would receive if, after payment of other outstanding preferred stock of the Company, such stock were treated ratably on a share for share basis with the common stock of the Company. The Series A Preferred Stock contains the following additional principal terms:

Mandatory Redemption.  If the Series A Preferred Stock remains outstanding after the fifth anniversary of its issuance, or the Company, or any of its subsidiaries, creates, incurs, assumes or otherwise becomes or remains directly liable for indebtedness beyond a certain level of permitted indebtedness, at the request of any holder of Series A Preferred Stock, the Company will, subject to the prior payment of all obligations under the new credit facility, redeem all or part of such holder’s Series A Preferred Stock for $600 per share. If the Company (i) undergoes an IPO of a certain magnitude, (ii) has its obligations under its new credit facility, including the new credit facility Notes, accelerated or (iii) becomes insolvent, commences or is a debtor in a bankruptcy proceeding or case or receivership or similar proceeding or case or makes an assignment for the benefit of creditors, the Company shall, subject to the prior payment of all obligations under the new credit facility, redeem for cash out of funds legally available therefor each outstanding share of Series A Preferred Stock at the applicable liquidation preference price set forth above before any equity security of the Company junior to the Series A Preferred Stock is redeemed.

Protective Provisions.  The vote of the holders of at least 70% of the Series A Preferred Stock, voting separately as a class, will be required for the Company to:

•                alter or change (by merger, consolidation or otherwise) the rights, preferences, or privileges of the shares of Series A Preferred Stock;

•                effect any transaction affecting all of the Company’s capital stock in which the shares of Series A Preferred Stock are treated differently than any other capital stock of the Company;

•                issue any class or series of capital stock of the Company or securities exchangeable, exercisable or convertible for or into any class or series of capital stock of the Company (other than, among other things, stock options, warrants or similar rights granted to management of the Company to purchase Common Stock pursuant to a stock option or similar performance plan so long as the number of shares of Common Stock issued upon the exercise of such options, warrants or similar rights does not exceed 255,214;

•                amend, alter or repeal any provision of the Certificate of Incorporation or the By-Laws of the Company;

•                enter into a different line of business, directly or indirectly;

•                with certain exceptions, declare or make a payment of dividends or other distributions, whether in cash, stock or other property to holders of any class or series of capital stock of the Company or redeem, repurchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any share of any class or series of capital stock of the Company;

•                enter into or amend, extend or renew any agreements (other than amendments to the Consulting Agreement, dated June 30, 1997, as amended, between North Castle Partners, L.L.C., a Delaware limited liability company (the “Sponsor”), Leiner Group and the Company that are not material or that do not relate to the payment of money) or transactions directly or indirectly, with the Sponsor or certain affiliates of the Sponsor;

•                incur or permit any of its subsidiaries to incur indebtedness (defined to include payment obligations for (a) borrowed money, (b) notes, bonds, debentures or similar instruments, (c) the deferred purchase price of goods or services (other than trade payables or accruals incurred in the ordinary course of business), (d) capital leases and (e) guarantees of the obligations in (a) through (d) above) that would result in aggregate outstanding indebtedness of more than $10,000,000 in excess of the amount outstanding on the Effective Date including the aggregate face amount of outstanding Letters of Credit under the new credit facility, provided that notwithstanding the foregoing, the Company may permit its subsidiaries to incur the maximum amount of indebtedness (including letters of credit) available under the revolving credit facility of the new credit agreement;

•                amend, modify or restate the new credit agreement (or permit any subsidiary of the Company to do the same) to change any maturity date (other than extensions permitted as of the Effective Date) or the principal amount outstanding thereunder or due on any maturity date;

•                increase or decrease the number of authorized shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock or effect a stock split, stock dividend or similar event or transaction; or

•                change the number of directors of the Company from nine.

Rights upon Certain Events of Default.  If an “event of default” pursuant to the new credit agreement is continuing with respect of any non-payment or any failure to comply with a financial covenant, the Company must obtain the affirmative vote of not less than 70% of the issued and outstanding Series A Preferred Stock, voting separately as a single class, in order to:

•                sell or otherwise dispose of assets of the Company or any of its subsidiaries in any transaction or series of related transactions having a book value in excess of $5,000,000;

•                grant or authorize any options or other compensatory stock awards under the Company’s Stock Option Plan or any other plan or arrangement;

•                increase the level of cash compensation payable to any officer of the Company or any subsidiary of the Company to an amount that exceeds the amount paid in the fiscal year prior to the Event of Default; or

•                hire new senior executive officers of the Company or any subsidiary of the Company;

provided that if the holders representing at least seventy percent (70%) of the aggregate number of shares of Series A Preferred Stock then outstanding fail to object to any such action within 10 business days of receipt of notice from the Company stating its desire to take any such action, the holders of Series A Preferred Stock shall be deemed to have consented to such action, and, provided further that if, pursuant to the Company’s Stockholders Agreement or otherwise, the holders of the Series B Preferred Stock have nominated a majority of the Board of the Company, the Company may sell or otherwise dispose of assets of the Company having a book value in excess of $5,000,000 without the approval of any holder of Series A Preferred Stock if the transfer is on arm’s–length terms and the sale price equals or exceeds 75% of the appraised value of the assets being sold.

Dividends. Each share of Series A Preferred Stock will be entitled to dividends in an amount equal to the dividend payable on one share of Common Stock on the record date for such dividend.

Plan of Reorganization. Subject to a favorable vote on its proposed plan of reorganization, the Company currently expects to implement the Financial Restructuring through the filing of a Plan of Reorganization under Chapter 11 of the US Bankruptcy Code during the fourth quarter of fiscal 2002. During the pendency of any such Chapter 11 proceeding, the Company intends to operate its business in the ordinary course and to pay its trade creditors, customers and employees in full on a timely basis consistent with recent practice.  The Company also will seek approval of the Bankruptcy Court promptly following commencement of the proceeding to pay in full in the ordinary course of business the pre-petition claims of its trade creditors, customers and employees. Under the Company’s proposed plan of reorganization, the Company’s trade creditors, employees and customers will not be impaired, and will not be required to file proofs of claim with the Bankruptcy Court, and it is not expected that they will be required to take any other action to receive payment on their allowed pre-petition claims against the Company.

Uncertainties.There can be no assurance that (i) the Company will file its Disclosure Statement and Plan of Reorganization by February 28, 2002, (ii) the forbearance and lock-up agreements with its principal Subordinated Note holders will not be terminated, (iii) the Company will obtain a favorable vote on its proposed plan of reorganization, or, finalize a new credit agreement as described above, (iv) the other elements of the Financial Restructuring described above will be implemented, or, (v) if the deadlines in the Fifth Forbearance Agreement are not met, an extension beyond its current limited period will be obtained.

If the Senior Lenders were to accelerate maturity of amounts due under the Amended Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and no assurance can be given that alternative sources of sufficient financing would be available on acceptable terms, or at all. These conditions, together with the Company’s net losses in fiscal 2001 and in the first three quarters of fiscal 2002 and its deficit in shareholder’s equity, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board has issued EITF 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which is effective for fiscal quarters beginning after December 15, 2001. The consensus of the EITF is that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction in revenue in the vendor’s statement of operations rather than as an operating expense, unless certain criteria are met. The Company has not yet determined the impact of such a change in classification on its presentation of the Company’s statement of operations. The Company will adopt this change in classification prior to the end of fiscal 2002.

In June 2001, the FASB issued Statement No. 141, Business Combinations (“Statement 141”), and No. 142, Goodwill and Other Intangible Assets (“Statement 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company’s consolidated financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), effective for fiscal years beginning after December 15, 2001. Under Statement 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is required to adopt Statement 144 in its fiscal year beginning April 1, 2002. The Company is currently assessing the financial impact of Statement 144 on its consolidated financial position and results of operations.

Other

On January 28, 2002, in exchange for the Company’s release and agreement to opt out of any settlement in connection with the Antitrust Lawsuit (Note 7), the Company has been awarded settlements of approximately $30.8 million net of consulting and legal fees of approximately $9.9 million. The Company made a mandatory prepayment of the loans outstanding in the amount of the net proceeds, which was applied pro rata to the outstanding principal amount of all loans and the cash collateralization of all letters of credit, with a corresponding reduction of each revolving loan commitment amount (Note 1).

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

Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company.  There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described elsewhere in this report and in the Company’s Form 10-K for the fiscal year ended March 31, 2001 (including, without limitation, those factors discussed in the “Business — Risk Factors” section of Item 1 thereof), on file with the Securities and Exchange Commission, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.  In light of these factors, there can be no assurance that events anticipated by the forward-looking statements contained in this report will in fact transpire. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events.

PART I	Item 3

Quantitative and Qualitative Disclosures about Market Risk

The Company does not believe that it has material exposure to interest rate, foreign currency exchange rate or other relevant market risks. See disclosures under Item 7a. “Quantitative and Qualitative Disclosures about Market Risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001. No significant changes have occurred during the third quarter of fiscal 2002.

PART II	Other Information

Item 1.    Legal Proceedings

The information in Notes 7 and 10 to the Notes to Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

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

Item 5.    Other Information

                None.

Item 6.    Exhibits and Reports on Form 8-K

                (a) Exhibits:

                  4.38 Fifth Forbearance Agreement dated as of December 14, 2001 among the Company and its Senior Lenders} incorporated by reference to Exhibit 4.38 of the Company’s current report on Form 8-K filed with the SEC on December 26, 2001.

                  99.1 Press release dated January 28, 2002 announcing the appointment of Robert Reynolds as Chief Financial Officer} incorporated by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed with the SEC on January 31, 2002.

 (b) Reports on Form 8-K:

A current report on Form 8-K dated December 26, 2001 including its press release under Item 5 — Other Events was filed announcing that, effective as of December 14, 2001, the Company had entered into the fifth forbearance agreement with its Senior Lenders.

A current report on Form 8-K dated January 31, 2002 including its press release under Item 5 — Other Events was filed announcing the appointment of Robert Reynolds as Chief Financial Officer effective as of January 28, 2002.

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEINER HEALTH PRODUCTS INC.

By:	/s/ Robert Reynolds

Robert Reynolds
Executive Vice President and
Chief Financial Officer

Date: February 14, 2002