Form 10-Q
period 2004-09-25
LEINER HEALTH PRODUCTS INC
filed 2004-11-08
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-118532

LEINER HEALTH PRODUCTS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745
(Address of principal executive offices)	(Zip Code)

(310) 835-8400
Registrant’s telephone number, including area code

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO ISSUERS INVOVLED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 1,000 shares outstanding as of September 25, 2004

LEINER HEALTH PRODUCTS INC.

Report on Form 10-Q

For the Quarter ended September 25, 2004

Table of Contents

PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets - As of March 27, 2004 and September 25, 2004 (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited) - For the three and six months ended September 27, 2003 and September 25, 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the six months ended September 27, 2003 and September 25, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Controls and Procedures

PART II. Other Information

SIGNATURES

Leiner Health Products Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 27, 2004	September 25, 2004
	Note 1	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$33,824	$6,724
Accounts receivable, net of allowances of $2,970 and $3,159 at March 27, 2004 and September 25, 2004, respectively	77,984	70,682
Inventories	144,479	173,689
Income tax receivable	411	11,778
Prepaid expenses and other current assets	13,174	11,268
Total current assets	269,872	274,141
Property, plant and equipment, net	56,267	57,633
Goodwill	52,083	52,181
Other noncurrent assets	9,505	20,051
Total assets	$387,727	$404,006
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$91,162	$87,654
Accrued compensation and benefits	14,514	11,226
Customer allowances payable	8,896	11,390
Accrued interest	1,110	9,176
Other accrued expenses	6,113	6,337
Current portion of long-term debt	14,286	5,488
Total current liabilities	136,081	131,271
Long-term debt	156,720	408,778
Other noncurrent liabilities	3,724	3,724
Total liabilities	296,525	543,773
Commitments and contingencies
Series A redeemable preferred stock, $0.01 par value;
Authorized, issued and outstanding shares-200,000 at March 27, 2004 and zero at September 25, 2004	40,188	—
Shareholders’ equity (deficit):
Series B junior convertible preferred stock, $0.01 par value;
Authorized, issued and outstanding shares-7,500 at March 27, 2004 and zero at September 25, 2004	6,616	—
Series C junior preferred stock, $0.01 par value;
Authorized, issued and outstanding shares-7,000 at March 27, 2004 and zero at September 25, 2004	6,178	—
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,139,394 issued and outstanding at March 27, 2004 and 1,000 at September 25, 2004	11	—
Capital in excess of par value	21,841	—
Retained earnings (accumulated deficit)	16,259	(141,315)
Accumulated other comprehensive income	109	1,548
Total shareholders’ equity (deficit)	51,014	(139,767)
Total liabilities, redeemable preferred s tock and shareholders’ equity (deficit)	$387,727	$404,006

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands)

	Three months ended		Six months ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Net sales	$176,557	$165,043	$315,474	$321,046
Cost of sales	132,447	121,401	234,461	236,528
Gross profit	44,110	43,642	81,013	84,518
Marketing, selling and distribution expenses	14,728	14,993	27,556	29,672
General and administrative expenses	8,935	10,680	19,078	19,930
Research and development expenses	1,325	1,148	2,843	2,431
Amortization of other intangibles	134	80	287	160
Recapitalization expenses	—	794	—	86,170
Other operating expense	346	498	707	928
Operating income (loss)	18,642	15,449	30,542	(54,773)
Interest expense, net	4,821	8,037	9,620	16,453
Income (loss) before income taxes	13,821	7,412	20,922	(71,226)
Provision for (benefit from) income taxes	5,438	2,015	8,457	(8,815)
Net income (loss)	8,383	5,397	12,465	(62,411)
Accretion on preferred stock	(2,879)	—	(5,511)	(39,211)
Net income (loss) attributable to common shareholders	$5,504	$5,397	$6,954	$(101,622)

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Six months ended
	September 27, 2003	September 25, 2004
Operating activities
Net income (loss)	$12,465	$(62,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,322	5,856
Amortization.	1,115	823
Amortization of deferred financing charges	3,957	4,530
Provision for doubtful accounts	821	2,047
Provision for excess and obsolete inventory	1,160	4,425
Deferred income taxes	—	2,408
Gain on disposal of assets	(9)	(51)
Translation adjustment	(638)	(1,439)
Changes in operating assets and liabilities:
Accounts receivable	(12,402)	5,478
Inventories	(2,572)	(32,826)
Income tax receivable	3,379	(11,370)
Accounts payable	5,929	(3,869)
Accrued compensation and benefits	(7,713)	(3,351)
Customer allowances payable	299	2,462
Accrued interest	858	8,060
Other accrued expenses	2,052	205
Other	(1,214)	(513)
Net cash provided by (used in) operating activities	13,809	(79,536)

Investing activities
Additions to property, plant and equipment	(2,447)	(6,351)
Increase in other noncurrent assets	(2,712)	(644)
Net cash used in investing activities	(5,159)	(6,995)

Financing activities
Net borrowings under bank revolving credit facility	—	15,000
Borrowings under bank term credit facility	—	240,000
Payments under bank term credit facility	(2,605)	(160,688)
Issuance of senior subordinated debt	—	150,000
Increase in deferred financing charges	(1,710)	(15,735)
Capital contribution from parent	—	251,500
Repurchase and retirement of preferred stock	—	(92,194)
Repurchase and retirement of common stock and common equity rights	—	(329,304)
Net payments on other long-term debt	(641)	(908)
Net cash provided by (used in) financing activities	(4,956)	57,671
Effect of exchange rate changes	1,097	1,760
Net increase (decrease) in cash and cash equivalents	4,791	(27,100)
Cash and cash equivalents at beginning of period	17,547	33,824
Cash and cash equivalents at end of period	$22,338	$6,724

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

1.              Basis of Presentation

Recapitalization

On April 15, 2004, Leiner Merger Corporation (“Mergeco”), entered into a recapitalization agreement and plan of merger (the “Recapitalization”) with Leiner Health Products Inc. (“Leiner” or the “Company”). Mergeco was a new corporation formed by investment funds affiliated with Golden Gate Private Equity, Inc. (the “Golden Gate Investors”) and North Castle Partners III-A, L.P. (“NCP III-A”) and an affiliate of NCP III-A (the “North Castle Investors”) solely for the purpose of completing the Recapitalization. In connection with the Recapitalization, the Golden Gate Investors made a $131,500,000 cash equity investment in Mergeco and the North Castle Investors made a $131,500,000 equity investment in Mergeco, $126,500,000 of which was a new cash investment by NCP III-A and $5,000,000 of which was a roll over of existing Leiner equity by an affiliate of NCP III-A.

The Recapitalization was effected by merging Mergeco with and into Leiner on May 27, 2004. Each share of the common stock of Mergeco became a share of common stock of Leiner, which is the surviving corporation in the merger. Each holder of Leiner common stock then exchanged such stock for voting preferred stock of LHP Holding Corp. (“Holdings”), a newly formed company that became Leiner’s new parent company.

In addition, certain members of management cancelled existing Leiner equity rights and received new equity rights in Holdings, which represent an aggregate management rollover of approximately $18,774,000. Holders of all of Leiner’s other equity and equity rights have received an aggregate of approximately $475,332,000 in cash in exchange for their equity interests, approximately $286,351,000 of which was paid to other investment funds affiliated with North Castle Partners, L.L.C., and a contingent pro rata right in $6,500,000 deposited in an escrow fund.  The Company also recorded approximately $54,294,000 as compensation expense related to the in-the-money value of stock options, warrants, and delayed delivery shares. The compensation expense represented the excess of the fair value of the underlying common stock over the exercise price or basis of the options and other equity rights repurchased and retired or rolled over in connection with the Recapitalization.

As a result of the Recapitalization, the Golden Gate Investors and the North Castle Investors each own 46.7% of Holdings equity and Leiner management owns 6.6% of Holdings’ equity including delayed delivery share awards. The Recapitalization was accounted for as a recapitalization of the Company which had no impact on the historical basis of assets and liabilities as reflected in the Company’s condensed consolidated financial statements.

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $30,876,000 in fees and expenses related to these transactions. In addition, deferred financing charges of approximately $12,470,000 related to the New Credit Facility and Notes were recorded under other non-current assets in the accompanying condensed consolidated balance sheet at September 25, 2004.

The assumption of debt and the transfer of excess funds from the Recapitalization totaled approximately $77,804,000 and consisted of the following (in thousands):

Assumption of Debt from Mergeco:
New Credit Facility	$(245,000)
Notes	(150,000)	$(395,000)
Excess funds from Mergeco		317,196
Recapitalization		$(77,804)

The net Recapitalization amount above has been first applied against capital in excess of par value until that was exhausted and the remainder was applied against accumulated deficit.

General

The accompanying unaudited condensed consolidated financial statements include the accounts of Leiner Health Products Inc. and its subsidiaries, including Vita Health Products Inc. (“Vita Health”). Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature, except for adjustments recorded in connection with the Recapitalization as discussed above. Operating results for the three and six months ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ended March 26, 2005 or any other future periods.

The balance sheet at March 27, 2004 has been derived from the audited financial statements (which are included in our Registration Statement on form S-4 filed with the SEC on August 25, 2004) at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Effective fiscal 2003, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The three months ended September 27, 2003 and September 25, 2004 were each comprised of 13 weeks. The six months ended September 27, 2003 and September 25, 2004 were each comprised of 26 weeks.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the condensed consolidated financial statements include valuation allowances for accounts receivable, inventories and deferred tax assets, cash flows used to evaluate the recoverability of long-lived assets, and certain accrued liabilities.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents approximate cost due to the short period of time to maturity. Fair values of the Company’s debt instruments have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity. The table below provides information about the fair value of the Company’s debt obligations under the New Credit Facility and Notes (in thousands):

	September 25, 2004
	Total	Fair Value
Variable rate ($US)	$255,000	$255,000
Average interest rate	4.86%
Fixed rate ($US)	$150,000	$150,000
Average interest rate	11.00%

The fair value of the Industrial Development Revenue Bond Loan and the Industrial Opportunities Program Loan could not be estimated because there is no active market for such debt instruments.

Revenue Recognition

Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which is generally upon receipt of products by the customer. Provisions are made currently for estimated returns and allowances. Consideration paid by the Company to its customers, such as product placement fees and cooperative advertising, is classified as a reduction in revenue.

Allowances for Uncollectible Accounts

The Company maintains reserves for potential credit losses, estimating the collectibility of customer receivables on an ongoing basis by periodically reviewing accounts outstanding over a certain period of time. The Company has recorded reserves for receivables deemed to be at risk for collection, as well as a general reserve based on historical collections experience. A considerable amount of judgement is required in assessing the ultimate realization of these receivables, including the current credit worthiness of each customer. Customer receivables are generally unsecured.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Reserves are provided for potentially excess and obsolete inventory and inventory that has aged over a specified period of time based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. During the first quarter ended June 26, 2004, the Company refined its aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. Management believes that the refined estimation model results in a better estimate of potentially excess and obsolete inventory. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $1,000,000 and net loss was lower by approximately $600,000 for the six months ended September 25, 2004.

Property, Plant and Equipment

Property, plant and equipment (including assets recorded under capital leases) are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method, at rates designed to distribute the cost of assets over their estimated service lives or, for leasehold improvements, the shorter of their estimated service lives or their remaining lease terms. Amortization of assets recorded under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred.

Goodwill

Goodwill is subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exists, using a fair-value-based approach. During the fourth quarter of fiscal 2004, the Company updated its review, which indicated that there was no impairment. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units, which are reviewed by the units’ segment managers. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment exists, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

Recoverability of Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the quarter-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the quarter. Translation gains and losses are recorded in shareholders’ equity (deficit), and realized gains and losses are reflected in results of operations. Transaction gains and losses were ($83,000) and $1,640,000 for the three months ended September 27, 2003 and September 25, 2004, respectively, and $638,000 and $1,439,000 for the six months ended September 27, 2003 and September 25, 2004, respectively.

Stock-Based Compensation

At March 27, 2004, the Company had one stock-based employee compensation plan. Pursuant to the Recapitalization, this stock incentive plan was assumed by Holdings, and all outstanding equity rights were repurchased and retired or exchanged for new equity rights in Holdings.  The Company accounted for this plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the estimated fair value of the stock and the exercise price of the option. The Company has not incurred any stock-based compensation costs under the plan in fiscal 2004. As part of the Recapitalization, $39,059,000 was incurred in stock-based compensation related to the repurchase and retirement of stock options during the six months ended September 25, 2004.

On October 1, 2004, the Board of Directors of Holdings approved the LHP Holding Corp. 2004 Restricted Stock Plan (the “Stock Plan”) and LHP Holding Corp. 2004 Stock Option Plan (the “Option Plan”). The aggregate number of shares reserved under the Stock Plan and Option Plan may not exceed 195,676 shares of common stock and 117,409 shares of common stock, respectively.  As of the date of this report, the Company has not sold any shares or granted any options under the Stock Plan or the Option Plan, respectively.

Pro forma information regarding net income (loss) is required by SFAS No. 123, Accounting for Stock-Based Compensation. This information is required to be determined as if the Company had accounted for stock-based awards to its employees under the fair value method pursuant to SFAS 123, rather than the intrinsic value method pursuant to APB 25. The fair value of options was estimated at the date of the grant based on the minimum-value method, which does not consider stock price volatility. The minimum value option valuation model requires the input of highly subjective assumptions. In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have characteristics different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

The following assumptions were used in valuing the stock option grants;

	Three months ended		Six months ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Risk free interest rate	4.0%	3.0%	4.0%	3.0%
Expected option life in years	6.1	—	6.1	—

The pro forma net income for the three and six months ended September 27, 2003, had the Company applied the fair value provisions of SFAS 123 to employee stock options, would not be materially different than the reported net income.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options for the three and six months ended September 25, 2004 (in thousands):

	Three months ended September 25, 2004	Six months ended September 25, 2004

Net income (loss) as reported	$5,397	$(62,411)
Add: Stock-based employee compensation expense included in the reported net loss as a result of the repurchase, retirement and rollover of equity rights	—	54,294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards as a result of the repurchase, retirement and rollover of equity rights	—	—
Pro forma net income (loss)	$5,397	$(8,117)

Shipping and Handling Fees and Costs

The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying condensed consolidated statements of operations. Shipping and handling expenses for the three months ended September 27, 2003 and September 25, 2004, were $3,446,000 and $4,419,000, respectively, and for the six months ended September 27, 2003 and September 25, 2004, were $7,139,000 and $8,667,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the three months ended September 27, 2003 and September 25, 2004, were $1,413,000 and $320,000, respectively, and for the six months ended September 27, 2003 and September 25, 2004 were $1,758,000 and $1,068,000, respectively.

Comprehensive Income (Loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholders’ equity (deficit). The comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Net income (loss)	$8,383	$5,397	$12,465	$(62,411)
Foreign currency translation adjustment	(83)	1,640	638	1,439
Comprehensive income (loss)	$8,300	$7,037	$13,103	$(60,972)

Reclassifications

Certain reclassifications have been made to the fiscal 2004 condensed consolidated financial statements to conform to the fiscal 2005 presentation.

3.              Inventories

Inventories consist of the following (in thousands):

	March 27, 2004	September 25, 2004
Inventories:
Raw materials, bulk vitamins and packaging materials	$39,268	$44,733
Work-in-process	40,521	55,671
Finished products	64,690	73,285
	$144,479	$173,689

4.              Debt

Long-term debt consists of (in thousands):

	March 27, 2004	September 25, 2004

New Credit Facility:
Revolving facility	$—	$15,000
Term facility	160,400	240,000
Total credit facility	160,400	255,000
Senior subordinated notes	—	150,000
Capital lease obligations	3,520	2,612
Industrial development revenue bond loan	5,100	4,600
Industrial opportunities program loan	1,986	2,054
	171,006	414,266
Less current portion	(14,286)	(5,488)
Total long-term debt	$156,720	$408,778

New Credit Facility

The New Credit Facility consists of the $240,000,000 Term Facility and the $50,000,000 Revolving Facility, made available in U.S. dollars to the Company. The unpaid principal amount outstanding on the Revolving Facility is due and payable on May 27, 2009. As of May 27, 2004, the Term Facility required quarterly principal payments of approximately 1% per annum over the next six years and three quarters with the balance due on May 27, 2011. Principal payments scheduled during the period September 26, 2004 through September 24, 2005 total $2,400,000. Borrowings under the New Credit Facility bear interest at a rate per annum at a margin above the base rate (the higher of federal funds effective rate plus 0.5% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months), as the case may be plus an “applicable margin” that is itself based on the Company’s leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness to the credit agreement EBITDA, as defined, and varies as follows: (a) for all loans and letters of credit outstanding from 1.25% to 1.75% for base rate loans and (b) from 2.25% to 2.75% for LIBOR based loans. As of September 25, 2004, the Company’s interest rates were 4.86% under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the revolving credit facility. In addition, the New Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. As of September 25, 2004, the Company had $23,292,000 available under its Revolving Facility including $11,708,000 of letters of credit outstanding.

The New Credit Facility contains certain representation and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply with certain financial ratios and tests, including without limitation, a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure level. The Company was in compliance with all such financial covenants as of September 25, 2004.

The Company’s ability to comply in future periods with the financial covenants in the New Credit Facility will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material costs, and the Company’s ability to successfully implement its overall business and profitability strategies.  If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or an amendment from its lenders, although no assurance can be given that the Company would be successful in this regard.  The New Credit Facility and the indenture governing the Notes have covenants as well as certain cross-default or cross-acceleration provisions; failure to comply with the covenants in any applicable agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The New Credit Facility is collateralized by substantially all of the Company’s assets. Borrowings under the New Credit Facility are a key source of Leiner’s liquidity. Leiner’s ability to borrow under the New Credit Facility is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraphs. Failure to comply with these financial ratio covenants would result in a violation of the New Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the New Credit Facility.

Senior Subordinated Notes

On May 27, 2004, the Company assumed $150,000,000 of the Notes issued in connection with the Recapitalization. The Notes accrue interest at the rate of 11% per annum, payable semiannually on June 1 and December 1 of each year, commencing on December 1, 2004. The Company may be required to purchase the Notes upon a Change in Control (as defined in the indenture governing the Notes) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the New Credit Facility. The indenture governing the notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities.

Capital Lease Obligations

The capital lease obligations are payable in variable monthly installments through November 2008, bear interest at effective rates ranging from 1.68% to 14.58% and are secured by equipment with a net book value of approximately $2,076,000 at September 25, 2004.

Industrial Development Revenue Bond Loan (“IRB Loan”)

The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. Interest on the IRB Loan (1.78% as of September 25, 2004) is variable and fluctuates on a weekly basis. At September 25, 2004, $4,600,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under our New Credit Facility. Under certain circumstances, the interest rate on the bonds may be converted to a fixed rate for the remainder of the term. On or prior to the date that the bonds are converted to a fixed rate, bondholders may elect to have their bonds or a portion thereof, in denominations of $100,000 and integral multiples of $5,000, in excess thereof, purchased at a price equal to par plus accrued interest upon seven days’ notice to the trustee. In the event a portion of the bonds are tendered for purchase, the bondholders must retain bonds in the denomination of at least $100,000. When any bonds shall have been delivered to the trustee for purchase, the remarketing agent shall use its best efforts to remarket such bonds at par plus accrued interest. In the event that sufficient funds are not available to the trustee to purchase tendered bonds, the Company is required to provide funds for such purchase, including funds drawn under the letter of credit securing the IRB Loan. Upon conversion to a fixed interest rate, the bondholders’ tender option will terminate.

Industrial Opportunities Program Loan

During fiscal 2000, the Company’s wholly owned subsidiary Vita Health Products entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company’s manufacturing facility in Canada. The loan is secured principally by a pledge of certain real property of our Manitoba manufacturing facility and equipment purchased with the proceeds of the loan. As of September 25, 2004, the Company received approximately $2,054,000 in advances on the loan. Interest on the loan may be waived contingent upon the Company’s compliance with certain obligations, including meeting certain financial ratios. Principal repayments are scheduled to be made in two equal payments of 50% of the final loan amount. The first payment is to be made on September 30, 2004 and the second on September 30, 2005.

Minimum payments

Principal payments on long-term debt through fiscal 2009 are (in thousands):

Fiscal Year
2005	$3,018
2006	5,341
2007	3,234
2008	2,949
2009	2,924
Thereafter	396,800
$414,266

5.              Preferred Stock

Series A Redeemable Preferred Stock

As part of the April 2002 Plan of Reorganization, certain existing shareholders of the Company invested $20,000,000 in exchange for 200,000 shares of Series A Redeemable Preferred Stock of the Company. The Series A Redeemable Preferred Stock had a liquidation preference equal to the greater of (i) a minimum of three times and a maximum of six times invested capital, depending on the date on which the liquidation preference payment event occurred and (ii) the amount such stock would receive if, after payment of other outstanding preferred stock of the Company, such stock were treated ratably on a share for share basis with the common stock of the Company.

Pursuant to the Recapitalization, the Series A Redeemable Preferred Stock was redeemed at the liquidation preference value of $350 for each share of Series A Redeemable Preferred Stock and holders of such stock were paid the total aggregate amount of $70,000,000. The difference between the carrying value of the Series A Redeemable Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the six months ended September 25, 2004.

Series B Junior Convertible Preferred Stock

In connection with the April 2002 Plan of Reorganization, the Company’s then current Senior Lenders were issued 7,500 shares of Series B Junior Convertible Preferred Stock of the Company, which was convertible into an aggregate of 3% of the fully diluted equity of the Company as of April 15, 2002 (52,620 shares of Common Stock), and paid a fixed liquidation preference of $7,500,000 but no dividend.  The holders of Series B Junior Convertible Preferred Stock were entitled to one vote for each share of Preferred Stock on all matters submitted for a vote of the holders of shares of Common Stock.

Pursuant to the Recapitalization, the holders of Series B Junior Convertible Preferred Stock converted their shares into Common Stock of the Company and received an aggregate amount of $15,194,000 in cash. The difference between the carrying value of the Series B Junior Convertible Preferred Stock on the date of the Recapitalization and the aggregate consideration paid was recorded as accretion on preferred stock in the statement of operations for the six months ended September 25, 2004.

Series C Junior Preferred Stock

The Series C Junior Preferred Stock had a $7,000,000 fixed liquidation preference that was pari passu with the liquidation preference of the Series B Junior Convertible Preferred Stock but did not pay dividends. The holders of Series C Junior Preferred Stock were entitled to one vote for each share of Preferred Stock on all matters submitted for a vote of the holders of shares of Common Stock.

Pursuant to the Recapitalization, the Series C Junior Preferred Stock were retired and the holders of Series C Junior Preferred Stock received an aggregate amount of $7,000,000. The difference between the carrying value of the Series C Junior Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the six months ended September 25, 2004.

6.              Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s  behalf.  In exchange for such services in connection with the Recapitalization, the Company has paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration. The Company has also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company will pay a $1,315,000 management fee in arrears annually plus reasonable out of pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a performance target, which the Company expects to meet in fiscal 2005. Other operating expenses in the accompanying statement of operations for the three months ended September 27, 2003 and September 25, 2004 included $400,000 and $658,000, respectively, and for the six months ended September 27, 2003 and September 25, 2004, included $758,000 and $1,776,000, respectively, of management fees.

The Company has also agreed to reimburse North Castle Partners, L.L.C. and GGC Administration for their reasonable travel, other out-of-pocket expenses and administrative costs and expenses, including legal and accounting fees, and to pay additional transactions fees to them in the event Holdings or any of its subsidiaries completes any acquisition (whether by merger, consolidation, reorganization, recapitalization, sale of assets, sale of stock or otherwise) financed by new equity or debt, a transaction involving a change of control, as defined in the consulting agreement, or sale, transfer or other disposition of all or substantially all of the assets of Holdings, Leiner or Leiner Health Products, LLC.

In addition, as part of the Recapitalization, the Golden Gate Investors, the North Castle Investors, North Castle Partners, L.L.C., the Company, Mergeco and an escrow agent entered into an escrow agreement.  Pursuant to the recapitalization agreement and plan of merger, Mergeco deposited $6.5 million in cash in an escrow account to be held and disposed of as provided in the escrow agreement.  The escrow funds will be used to pay specified product liability claims and tax claims as provided for in the escrow agreement.  Any amounts remaining in the escrow account will be paid to the selling Leiner equity holders on a pro rata basis on the later of December 31, 2006 and other dates specified in the escrow agreement with respect to such claims.

7.              Income Taxes

Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as set forth in SFAS No. 109 “Accounting for Income Taxes.”  Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated realizable amounts.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations:

	Three months ended		Six months ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Tax at U.S. statutory rates	35%	35%	35%	(35%	)
State income taxes, net of federal tax benefit	4	4	4	(3)
Non deductible recapitalization expenses	—	—	—	16
Higher/(lower) effective rate of foreign operations	—	(9)	—	(1)
Other	—	(3)	1	—
Valuation allowances	—	—	—	11
Effective income tax rate	39%	27%	40%	(12%	)

The Company recorded an income tax provision of $2,015,000 or a 27.2% effective tax rate for the three months ended September 25, 2004 compared to a provision of $5,438,000 or 39.3% tax rate for the same period ended September 27, 2003.  The effective tax rate for the three months ended September 25, 2004 is substantially different from the statutory rate and the effective tax rate for the same period ended September 27, 2003 due to lower foreign taxes because of the Company’s ability to utilize its Canadian net operating losses.  The Company recorded an income tax benefit of $8,815,000 or a 12.4% tax rate for the six months ended September 25, 2004 compared to an income tax provision of $8,457,000 or a 40.4% effective tax rate for the same period ended September 27, 2003.  The effective tax rate for the first six months ended September 25, 2004 is substantially different from the statutory rate and the effective tax rate for the same period ended September 27, 2003 primarily due to certain recapitalization transaction costs and the utilization of Canadian net operating losses noted above.

8.              Employee Benefits

Stock Option Plan

The Company’s Stock Option Plan, as amended in 1997, provided for the issuance of nonqualified stock options to certain key employees and directors to purchase up to 252,222 shares of the Company’s common stock. Options granted were at exercise prices as determined by the Company’s Board of Directors, but not less than $100 per share. Options generally vested on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of grant, and expired no later than ten years from the date of grant.

Activity under the Stock Option Plan for the six months ended September 25, 2004 is set forth below:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at March 27, 2004	278	251,944	$100-225	$134
Options repurchased and retired	(278)	(251,944)	$100-225	$134
Balance at September 25, 2004	—	—

In connection with the Recapitalization, all options outstanding as of May 27, 2004 were repurchased and retired, and the Stock Option Plan, as amended in 1997, was assumed by Holdings. Options with a net value of $13,657,000 were rolled over into new equity rights in Holdings. The remaining options were repurchased for approximately $25,402,000 representing the difference between per share Recapitalization purchase price and the exercise price of the stock options.

On October 1, 2004, the Board of Directors of Holdings approved the LHP Holding Corp. 2004 Stock Option Plan (the “Option Plan”). The aggregate number of shares reserved under the Option Plan may not exceed 117,409 shares of common stock.  Options granted under the Option Plan will generally vest and become exercisable in four equal installments, on each of the first four anniversaries of the date the options are granted, subject to participant’s continued employment. No option will be exercisable on or after the tenth anniversary of the date it was granted.  As of the date of this report, the Company has not granted any options under the Option Plan.

Restricted Stock Plan

The Board of Directors of Holdings also approved LHP Holding Corp Restricted Stock Plan (the “Stock Plan”) on October 1, 2004. The aggregate number of shares reserved under the Stock Plan may not exceed 195,676 shares of common stock. Each purchase of shares under the Stock Plan will be consummated pursuant to a subscription agreement, which will include such terms and conditions not inconsistent with the Stock Plan as the Holdings Board determines.  That agreement will generally permit a participant to exercise any voting or other rights as a stockholder of Holdings with respect to his or her shares, including the right to receive dividends and distributions. As of the date of this report, the Company has not sold any shares under the Stock Plan.

Contributory Retirement Plans

The Company has contributory retirement plans that cover substantially all of the Company’s employees who meet minimum service requirements. The Company’s contributions to the plans are discretionary and are determined by the Company’s Board of Directors.  The Company changed its current contributory retirement plan documents to shift the plans’ year-ends from a fiscal year to a calendar year on April 1, 2002.  Thus the last three completed plan years were from April 1, 2001 to March 31, 2002; April 1, 2002 to December 31, 2002; and from January 1, 2003 to December 31, 2003.  The Company has not contributed for the prior plan year or the current plan year, January 1, 2004 to December 31, 2004.

9.              Contingencies

The Company has been named in nine cases alleging adverse reactions associated with each plaintiff’s ingestion of Phenylpropanolamine containing products which the Company allegedly manufactured and sold. Currently, none of the cases have proceeded to trial, but the Company intends to vigorously defend the allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier and deductible amounts aggregating approximately $2,000,000 have been accrued in the accompanying condensed consolidated financial statements.

The Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of any of these proceedings and claims cannot be predicted with certainty, management believes that it has provided adequate reserves for these claims and does not believe the outcome of any of these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

10.       Commitments

The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for three months ended September 27, 2003 and September 25, 2004, were $3,423,000 and $3,569,000, respectively, and for the six months ended September 27, 2003 and September 25, 2004, were $6,796,000 and $7,000,000, respectively.

Minimum future obligations on non-cancelable operating leases in effect at September 25, 2004 are (in thousands):

Fiscal year
2005 (remaining six months)	$6,418
2006	11,449
2007	9,115
2008	7,238
2009	7,156
Thereafter	32,201
Total minimum lease payments	$73,577

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At March 27, 2004 and September 25, 2004, the Company had recorded deferred rent liabilities of $2,137,000 and $2,354,000, respectively.

11.       Concentration of Credit Risk and Significant Customers, Suppliers and Products

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the food, drug, mass merchant and warehouse club (“FDMC”) retail market. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. For the three months ended September 27, 2003 and September 25, 2004, two of the Company’s customers represented approximately 44% and 17%, and 45% and 19%, respectively, of gross sales.  During the first six months ended September 27, 2003 and September 25, 2004, two of the Company’s customers represented approximately 42% and 16% and 42% and 18%, respectively, of gross sales.The Company’s top ten customers in the aggregate accounted for approximately 86% and 85% of the Company’s gross sales for the three months ended September 27, 2003 and September 25, 2004, respectively.  For the six months ended September 27, 2003 and September 25, 2004, top ten customers in the aggregate accounted for approximately 86% and 85%, respectively, of the Company’s gross sales.  At March 27, 2004 and September 25, 2004, the Company had receivables from two U.S. customers of approximately 37% and 22% and 45% and 23%, respectively, of U.S. gross receivables.  For the three months ended September 27, 2003 and September 25, 2004, two suppliers provided approximately 25% and 22%, respectively, and for the six months ended September 27, 2003 and September 25, 2004, 21% and 18%, respectively, of raw materials purchased.  No other supplier accounted for more than 10% of the Company’s purchases for either the three or six month periods ended September 27, 2003 and September 25, 2004.  Sales of vitamins C and E, in the aggregate, accounted for approximately 12% and 14% of the Company’s gross sales in the three months ended September 27, 2003 and September 25, 2004, and for the six months ended September 27, 2003 and September 25, 2004, 14% and 13%, respectively. If one or more of the Company’s major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C or E were substantially reduced, the Company’s results of operations could be materially adversely affected.

12.       Business Segment Information

The Company operates in two business segments. One consists of the Company’s U.S. Operations (“Leiner U.S.”) and the other is the Company’s Canadian operation (“Vita Health”). The Company’s operating segments manufacture a range of vitamins, minerals and nutritional supplements (“VMS”) and over-the-counter (“OTC”) pharmaceuticals and distribute their products primarily through FDMC retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

Selected financial information for the Company’s reportable segments for the three and six months ended September 27, 2003 and September 25, 2004 is as follows (in thousands):

	Leiner U.S.	Vita Health	Consolidated Totals
Three months ended September 27, 2003:
Net sales to external customers	$162,022	$14,535	$176,557
Intersegment sales	653	18	—
Depreciation and amortization, excluding deferred financing charges	3,191	590	3,781
Segment operating income	17,749	893	18,642
Interest expense, net (1)	4,390	431	4,821
Income tax expense	5,209	229	5,438
Segment assets	314,678	40,101	354,779
Additions to property, plant and equipment	3,280	127	3,407
Three months ended September 25, 2004:
Net sales to external customers	$146,907	$18,136	$165,043
Intersegment sales	1,160	—	—
Depreciation and amortization, excluding deferred financing charges	2,674	626	3,300
Segment operating income	13,070	2,379	15,449
Interest expense, net (1)	7,646	391	8,037
Income tax expense	1,953	62	2,015
Segment assets	356,978	47,028	404,006
Additions to property, plant and equipment	3,597	296	3,893
Six months ended September 27, 2003:
Net sales to external customers	$288,094	$27,380	$315,474
Intersegment sales	1,125	24	—
Depreciation and amortization, excluding deferred financing charges	6,271	1,166	7,437
Segment operating income	28,725	1,817	30,542
Interest expense, net (1)	8,732	888	9,620
Income tax expense	7,996	461	8,457
Segment assets	314,678	40,101	354,779
Additions to property, plant and equipment	3,847	347	4,194
Six months ended September 25, 2004:
Net sales to external customers	$285,488	$35,558	$321,046
Intersegment sales	2,321	—	—
Depreciation and amortization, excluding deferred financing charges	5,447	1,232	6,679
Segment operating income (loss)	(58,975)	4,202	(54,773)
Interest expense, net (1)	15,372	1,081	16,453
Income tax expense (benefit)	(8,937)	122	(8,815)
Segment assets	356,978	47,028	404,006
Additions to property, plant and equipment	5,634	717	6,351

(1) Interest expense, net includes the amortization of deferred financing charges.

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended				Six months ended
	September 27, 2003%		September 25, 2004%		September 27, 2003%		September 25, 2004%

VMS products	$109,367	62%	$101,461	62%	$195,825	62%	$188,451	59%
OTC products	53,690	30%	51,887	31%	93,316	30%	102,456	32%
Contract manufacturing services/Other	13,500	8%	11,695	7%	26,333	8%	30,139	9%
Total	$176,557	100%	$165,043	100%	$315,474	100%	$321,046	100%

13.       Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of Notes, the Company’s U.S.-based subsidiaries guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidated financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors as of March 27, 2004 and September 25, 2004 and for the three and six months ended September 27, 2003 and September 25, 2004.

Leiner Health Products Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 27, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$25,601	$8,223	$—	$33,824
Accounts receivable, net of allowances	71,879	6,105	—	77,984
Inventories	126,104	18,375	—	144,479
Income tax receivable (payable)	483	(72)	—	411
Prepaid expenses and other current assets	13,026	148	—	13,174
Total current assets.	237,093	32,779	—	269,872
Intercompany receivable	29,355	—	(29,355)	—
Property, plant and equipment, net	46,060	10,207	—	56,267
Goodwill	49,224	2,859	—	52,083
Other noncurrent assets	9,489	16	—	9,505
Total assets	$371,221	$45,861	$(29,355)	$387,727
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83,687	$7,475	$—	$91,162
Accrued compensation and benefits	13,331	1,183	—	14,514
Customer allowances payable	7,899	997	—	8,896
Accrued interest	841	269	—	1,110
Other accrued expenses	5,674	439	—	6,113
Current portion of long-term debt	11,988	2,298	—	14,286
Total current liabilities	123,420	12,661	—	136,081
Intercompany payable	—	29,355	(29,355)	—
Long-term debt	137,052	19,668	—	156,720
Other noncurrent liabilities	3,724	—	—	3,724
Total liabilities	264,196	61,684	(29,355)	296,525
Series A redeemable preferred stock	40,188	—	—	40,188
Shareholders’ equity (deficit):
Series B junior convertible preferred stock	6,616	—	—	6,616
Series C junior preferred stock	6,178	—	—	6,178
Common stock	11	—	—	11
Capital in excess of par value	21,841	—	—	21,841
Retained earnings (accumulated deficit)	32,191	(15,932)	—	16,259
Accumulated other comprehensive income	—	109	—	109
Total shareholders’ equity (deficit)	66,837	(15,823)	—	51,014
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$371,221	$45,861	$(29,355)	$387,727

	September 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$2,666	$4,058	$—	$6,724
Accounts receivable, net of allowances	63,996	6,686	—	70,682
Inventories	150,452	23,237	—	173,689
Income tax receivable (payable)	11,860	(82)	—	11,778
Prepaid expenses and other current assets	11,113	155	—	11,268
Total current assets	240,087	34,054	—	274,141
Intercompany receivable	42,649	—	(42,649)	—
Property, plant and equipment, net	47,616	10,017	—	57,633
Goodwill	49,224	2,957	—	52,181
Other noncurrent assets	20,051	—	—	20,051
Total assets	$399,627	$47,028	$(42,649)	$404,006
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$77,458	$10,196	$—	$87,654
Accrued compensation and benefits	9,463	1,763	—	11,226
Customer allowances payable	10,395	995	—	11,390
Accrued interest	8,971	205	—	9,176
Other accrued expenses	5,817	520	—	6,337
Current portion of long-term debt	4,453	1,035	—	5,488
Total current liabilities	116,557	14,714	—	131,271
Intercompany payable	—	42,649	(42,649)	—
Long-term debt	407,728	1,050	—	408,778
Other noncurrent liabilities	3,724	—	—	3,724
Total liabilities	528,009	58,413	(42,649)	543,773
Shareholder’s equity (deficit):
Accumulated deficit	(128,382)	(12,934)	—	(141,316)
Accumulated other comprehensive income	—	1,549	—	1,549
Total shareholder’s deficit.	(128,382)	(11,385)	—	(139,767)
Total liabilities and shareholder’s deficit	$399,627	$47,028	$(42,649)	$404,006

Leiner Health Products Inc.

Condensed Consolidated Statement of Operations

Unaudited

(in thousands)

	Three months ended September 27, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$162,675	$14,553	$(671)	$176,557
Cost of sales	121,303	11,815	(671)	132,447
Gross profit	41,372	2,738	—	44,110
Marketing, selling and distribution expenses	13,734	994	—	14,728
General and administrative expenses	8,066	869	—	8,935
Research and development expenses	1,325	—	—	1,325
Amortization of other intangibles	118	16	—	134
Other operating expense (income)	380	(34)	—	346
Operating income	17,749	893	—	18,642
Interest expense, net	4,390	431	—	4,821
Income before income taxes	13,359	462	—	13,821
Provision for income taxes	5,209	229	—	5,438
Net income	8,150	233	—	8,383
Accretion on preferred stock	(2,879)	—	—	(2,879)
Net income attributable to common shareholders	$5,271	$233	$—	$5,504

	Three months ended September 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$148,067	$18,136	$(1,160)	$165,043
Cost of sales	109,191	13,370	(1,160)	121,401
Gross profit	38,876	4,766	—	43,642
Marketing, selling and distribution expenses	13,810	1,183	—	14,993
General and administrative expenses	9,477	1,203	—	10,680
Research and development expenses	1,148	—	—	1,148
Amortization of other intangibles	80	—	—	80
Recapitalization expenses	765	29	—	794
Other operating expense (income)	526	(28)	—	498
Operating income	13,070	2,379	—	15,449
Interest expense, net	7,646	391	—	8,037
Income before income taxes	5,424	1,988	—	7,412
Provision for income taxes.	1,953	62	—	2,015
Net income	$3,471	$1,926	$—	$5,397

	Six months ended September 27, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$289,219	$27,404	$(1,149)	$315,474
Cost of sales	213,732	21,878	(1,149)	234,461
Gross profit	75,487	5,526	—	81,013
Marketing, selling and distribution expenses	25,527	2,029	—	27,556
General and administrative expenses	17,367	1,711	—	19,078
Research and development expenses	2,843	—	—	2,843
Amortization of other intangibles	255	32	—	287
Other operating expense (income)	770	(63)	—	707
Operating income	28,725	1,817	—	30,542
Interest expense, net	8,732	888	—	9,620
Income before income taxes	19,993	929	—	20,922
Provision for income taxes	7,996	461	—	8,457
Net income	11,997	468	—	12,465
Accretion on preferred stock	(5,511)	—	—	(5,511)
Net income attributable to common shareholders	$6,486	$468	$—	$6,954

	Six months ended September 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$287,809	$35,558	$(2,321)	$321,046
Cost of sales	212,173	26,676	(2,321)	236,528
Gross profit	75,636	8,882	—	84,518
Marketing, selling and distribution expenses	27,325	2,347	—	29,672
General and administrative expenses	17,662	2,268	—	19,930
Research and development expenses	2,431	—	—	2,431
Amortization of other intangibles	160	—	—	160
Recapitalization expenses	86,139	31	—	86,170
Other operating expense	894	34	—	928
Operating income (loss)	(58,975)	4,202	—	(54,773)
Interest expense, net	15,372	1,081	—	16,453
Income (loss) before income taxes	(74,347)	3,121	—	(71,226)
Provision for (benefit from) income taxes	(8,937)	122	—	(8,815)
Net income (loss)	(65,410)	2,999	—	(62,411)
Accretion on preferred s tock	(39,211)	—	—	(39,211)
Net income (loss) attributable to common shareholders	$(104,621)	$2,999	$—	$(101,622)

Leiner Health Products Inc.

Condensed Consolidated Statement of Cash Flows

Unaudited

(in thousands)

	Six months ended September 27, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income	$11,997	$468	$12,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,188	1,134	6,322
Amortization	1,083	32	1,115
Amortization of deferred financing charges	3,767	190	3,957
Provision for doubtful accounts	821	—	821
Provision for excess and obsolete inventory	1,160	—	1,160
(Gain) loss on disposal of assets	12	(21)	(9)
Translation adjustment	—	(638)	(638)
Changes in operating assets and liabilities:
Accounts receivable	(11,312)	(1,090)	(12,402)
Inventories	(1,642)	(930)	(2,572)
Income tax receivable	2,596	783	3,379
Accounts payable	6,832	(903)	5,929
Accrued compensation and benefits	(7,745)	32	(7,713)
Customer allowances payable	288	11	299
Accrued interest	788	70	858
Other accrued expenses	1,914	138	2,052
Other	(1,064)	(150)	(1,214)
Net cash provided by (used in) operating activities	14,683	(874)	13,809

Investing activities
Additions to property, plant and equipment	(2,100)	(347)	(2,447)
Increase in other noncurrent assets	(2,446)	(266)	(2,712)
Net cash used in investing activities	(4,546)	(613)	(5,159)

Financing activities
Payments under bank term credit facility	(2,292)	(313)	(2,605)
Increase in deferred financing charges	(1,573)	(137)	(1,710)
Net payments on other long-term debt	(587)	(54)	(641)
Net cash used in financing activities	(4,452)	(504)	(4,956)
Intercompany	(793)	793	—
Effect of exchange rate changes	—	1,097	1,097
Net increase (decrease) in cash and cash equivalents	4,892	(101)	4,791
Cash and cash equivalents at beginning of period	11,755	5,792	17,547
Cash and cash equivalents at end of period	$16,647	$5,691	$22,338

	Six months ended September 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(65,410)	$2,999	$(62,411)
Adjustments to reconcile net income (loss to net cash provided by) (used in) operating activities:
Depreciation	4,624	1,232	5,856
Amortization	823	—	823
Amortization of deferred financing charges	4,113	417	4,530
Provision for doubtful account s	2,047	—	2,047
Provision for excess and obsolete inventory	4,425	—	4,425
Deferred income taxes	2,408	—	2,408
Gain on disposal of assets	(51)	—	(51)
Translation adjustment	—	(1,439)	(1,439)
Changes in operating assets and liabilities:
Accounts receivable	5,836	(358)	5,478
Inventories	(28,773)	(4,053)	(32,826)
Income tax receivable	(11,378)	8	(11,370)
Accounts payable	(6,229)	2,360	(3,869)
Accrued compensation and benefits	(3,868	517	(3,351)
Customer allowances payable	2,496	(34)	2,462
Accrued interest	8,130	(70)	8,060
Other accrued expenses	143	62	205
Other	(492)	(21)	(513)
Net cash provided by (used in) operating activities	(81,156)	1,620	(79,536)

Investing activities
Additions t o property, plant and equipment	(5,634)	(717)	(6,351)
(Increase) decrease in other noncurrent assets	(651)	7	(644)
Net cash used in investing activities	(6,285)	(710)	(6,995)

Financing activities
Net borrowings under bank revolving credit facility	15,000	—	15,000
Borrowings under bank term credit facility	240,000	—	240,000
Payments under bank term credit facility	(141,008)	(19,680)	(160,688)
Issuance of senior subordinated debt	150,000	—	150,000
Increase in deferred financing charges	(15,343)	(392)	(15,735)
Capital contribution from parent	251,500	—	251,500
Repurchase and retirement of preferred stock	(92,194)	—	(92,194)
Repurchase and retirement of common stock and common equity rights	(329,304)	—	(329,304)
Net payments on other long-term debt	(851)	(57)	(908)
Net cash provided by (used in) financing activities	77,800	(20,129)	57,671
Intercompany	(13,294)	13,294	—
Effect of exchange rate changes	—	1,760	1,760
Net decrease in cash and cash equivalents	(22,935)	(4,165)	(27,100)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824
Cash and cash equivalents at end of period	$2,666	$4,058	$6,724

Management’s Discussion and Analysis of Financial Condition and Results of Operation

As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise the terms “our company”, “we”, “our”, and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries (the “Company”); including Vita Health Products Inc. of Canada (“Vita”), a wholly owned subsidiary.

OVERVIEW

The following discussion explains material changes in the consolidated financial condition and results of our operations for the three months ended September 25, 2004 (“second quarter of fiscal 2005”) and six months ended September 25, 2004, and the significant developments affecting our financial condition since March 27, 2004. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 27, 2004, which are included in our registration statement filed on August 25, 2004 (“Registration Statement”) on Form S-4 with the Securities Exchange Commission (file no. 333-118532).

On April 15, 2004, Mergeco entered into a recapitalization agreement and plan of merger with us. The recapitalization was effected on May 27, 2004 by merging Mergeco with and into our company. Mergeco was a new corporation formed by the Golden Gate Investors and the North Castle Investors, solely for the purpose of completing the recapitalization. Each share of the common stock of Mergeco became a share of our common stock. We are the surviving corporation in the merger. Each holder of our common stock then exchanged such stock for voting preferred stock of Holdings, a newly formed company that became our new parent company. As a result of the recapitalization, excluding the delayed delivery share awards, the Golden Gate Investors and the North Castle Investors each own or control 49.6% of Holdings. Including delayed delivery share awards made in connection with the recapitalization, the Golden Gate Investors and the North Castle Investors each own or control 46.7% of Holdings, and our management owns equity in Holdings, constituting 6.6% of Holdings. In connection with the recapitalization, Mergeco entered into a new senior credit facility, consisting of a $240.0 million term loan, which we refer to as the “new term loan B” and a $50.0 million revolving credit facility, under which $5.0 million was borrowed immediately after the recapitalization by Mergeco. In addition, Mergeco issued $150.0 million of 11% senior subordinated notes due 2012. Immediately upon consummation of the recapitalization, the obligations of Mergeco under the new senior credit facility and the notes were assigned to and assumed by us. The recapitalization was accounted for as a recapitalization of the Company which had no impact on the historical basis of assets and liabilities as reflected in our condensed consolidated financial statements.

Simultaneously with the initial sale of the 11% senior subordinated notes due 2012, we entered into a registration rights agreement, under which we agreed to file the Registration Statement with the SEC and to complete an exchange offer.  Under the exchange offer, which commenced on September 28, 2004 and expired on October 27, 2004, 99.93% of the senior subordinated notes were tendered and exchanged for publicly registered notes with substantially identical terms.

RESULTS OF OPERATIONS

The following table summarizes our historical results of operations as a percentage of net sales for the second quarter and six months ended September 27, 2003 and September 25, 2004.

	Percentage of Net Sales
	Three months ended		Six months ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0	73.6	74.3	73.7
Gross profit	25.0	26.4	25.7	26.3
Marketing, selling and distribution expenses	8.3	9.1	8.7	9.2
General and administrative expenses	5.1	6.5	6.1	6.2
Research and development expenses	0.8	0.7	0.9	0.8
Amortization of other intangibles	0.1	0.1	0.1	0.1
Recapitalization expenses	—	0.5	—	26.8
Other operating expense	0.2	0.3	0.2	0.3
Operating income (loss)	10.5	9.4	9.7	(17.1)
Interest expense, net	2.7	4.9	3.1	5.1
Income (loss) before income taxes	7.8	4.5	6.6	(22.2)
Provision for (benefit from) income taxes	3.1	1.2	2.7	(2.7)
Net income (loss)	4.7	3.3	3.9	(19.5)
Accretion on preferred stock	(1.6)	—	(1.7)	(12.2)
Net income (loss) attributable to common shareholders	3.1%	3.3%	2.2%	(31.7)%

Net sales were $165.0 million in the second quarter of fiscal 2005, a decrease of $11.5 million, or 6.5%, from $176.6 million in the second quarter of fiscal 2004.  A soft retail market, retailer marketing and inventory adjustments, and a six month timing differential in new product launches compared to last year caused the negative sales comparison.  For the first six months of fiscal 2005, net sales totaled $321.0 million, an increase of $5.6 million or 1.8%, compared to $315.5 million in the first half of fiscal 2004.

U.S. net sales were $146.9 million in the second quarter of fiscal 2005, a decrease of $15.1 million, or 9.3%, from $162.0 million in the second quarter of fiscal 2004. The decline in U.S. net sales was a  result of a soft retail market, retailer marketing and inventory adjustments, and the timing of new product launches. Canadian net sales were $18.1 million in the second quarter of fiscal 2005, an increase of $3.6 million, or 24.8%, from $14.5 million in the second quarter of fiscal 2004.  The Canadian net sales increase was due to promotions and new product introductions in the second quarter of fiscal 2005.  For the first six months of fiscal 2005, U.S. and Canadian net sales totaled $285.5 million and $35.5 million, respectively, representing a decrease in the U.S. of $2.6 million or 0.9%, and an increase in Canada of $8.2 million or 29.9% in the first half of fiscal 2004.  These six month results were the result of the factors discussed above in relation to the second quarter of fiscal 2005.

Regarding our three principal product categories:

•         Vitamins, minerals and nutritional supplements (“VMS”) product net sales were $101.5 million in the second quarter of fiscal 2005, a decrease of $7.9 million, or 7.2%, from $109.4 million in the second quarter of fiscal 2004.  During the six months ended September 25, 2004, VMS products net sales were $188.5 million, a decrease of $7.4 million or 3.8% compared to the same period in prior year. The decrease was primarily attributable to a soft retail market, retailer marketing and inventory adjustments, and a six month timing differential in new product launches. In addition, several significant customers continued their store brand product label changes initiated in the first quarter, resulting in lower orders than their customary rates in order to sell through their old label inventory. We expect these customers will return to their customary order levels in the third quarter of fiscal 2005.

•         Over-the-counter (“OTC”) product net sales were $51.9 million in the second quarter of fiscal 2005, a decrease of $1.8 million, or 3.4%, from $53.7 million in the second quarter of fiscal 2004.  The decrease was primarily attributable to lack of liquid ibuprofen sales due to supply constraints compared to the prior fiscal year. During the six months ended September 25, 2004, OTC product net sales were $102.5 million, an increase of $9.1 million or 9.8% compared to the same period in prior year. The increase was primarily due to annualized effect of our launch of loratadine 10 mg in fiscal 2004.

•         Contract manufacturing services net sales were $11.7 million in the second quarter of fiscal 2005, a decrease of $1.8 million, or 13.4%, from $13.5 million in the second quarter of fiscal 2004.  The decrease was primarily attributable to timing of new product launches which are more heavily weighted to the second half of fiscal 2005.  During the six months ended September 25, 2004, contract services net sales were $30.1 million, an increase of $3.8 million or 14.5% compared to the same period in prior year. The increase was primarily due to the expansion of new product sales in the first quarter of fiscal 2005 by our key contract manufacturing customer.

Regarding future new products to be launched in the second half of fiscal 2005, we have already received commitments from our top ten retail customers to purchase many of these products.  Initial sales of these new products are expected to begin in the third quarter of fiscal 2005.

In the second quarter, we signed an exclusive five-year vitamin manufacturing and distribution agreement with a major consumer products company.  We have received distribution commitments from many of our customers for products produced under this agreement which will begin to be shipped in the fourth quarter of fiscal 2005.

Cost of sales were $121.4 million, or 73.6% of net sales, in the second quarter of fiscal 2005, a decrease of $11.0 million, or 8.3%, from $132.4 million, or 75.0% of net sales, in the second quarter of fiscal 2004. During the six months ended September 25, 2004, cost of sales were $236.5 million, or 73.7% of net sales, an increase of $2.1 million or 0.9%, from $234.5 million or 74.3% of net sales compared to the same period in prior year. The decrease in cost of sales as a percentage of net sales in the second quarter and six months ended September 25, 2004 is principally due to our ability to negotiate lower prices for raw materials in response to competitive price changes for our products compared to the second quarter of fiscal 2004. Other factors included cost changes to our health and workers compensation insurance. During the first quarter ended June 26, 2004, we refined our aging based Inventory reserve estimation model which resulted in lower cost of sales and higher gross profit of approximately $1.0 million. We believe that the refined estimation model results in a better estimate of potentially excess and obsolete inventory.

Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $25.7 million, or 15.6% of net sales, in the second quarter of fiscal 2005, an increase of $2.0 million, or 8.5%, from $23.7 million, or 13.4% of net sales, in the same period in prior year. The increase in SG&A in the second quarter of fiscal 2005 was primarily driven by $2.0 million of expenditures incurred on management restructuring including severance of terminated employees and relocation expenses in support of sales and plant operations.  For the first six months of fiscal 2005, SG&A were $49.6 million or 15.5% of net sales, an increase of $3.0 million or 6.4% from $46.6 million or 14.8% of net sales in the same period in the prior year. The increase in SG&A is primarily driven by $2.5 million of expenditures incurred on management restructuring, freight, health and workers compensation insurance. Costs continue to be aggressively controlled by reducing head count (we eliminated 32 positions) and monitoring all discretionary costs.  In the second quarter of fiscal 2005, we also completed a number of organizational changes designed to fortify our contract manufacturing and new product development teams, increase speed to market and reduce costs.

Research and development expenses (“R&D”) were $1.1 million in the second quarter of fiscal 2005, a decrease of $0.2 million compared to the same period in prior year. For the first six months of fiscal 2005, R&D were $2.4 million, a decrease of $0.4 million compared to the same period in prior year. The decrease in both the three and six month periods ended September 25, 2004, was primarily attributable to lower consulting and product testing activities.

Amortization of other intangibles at $0.1 million in the second quarter of fiscal 2005 was the same as the second quarter of fiscal 2004. Amortization of other intangibles was $0.2 million in the first six months of fiscal 2005, a decrease of $0.1 million, from $0.3 million in the first six months of fiscal 2004. The decrease was primarily attributable to a lower remaining carrying amount of other intangible assets in the first six months of fiscal 2005.

The Recapitalization expenses of $0.8 million in the second quarter of fiscal 2005 consist primarily of expenses incurred in connection with the completion of legal, audit and regulatory requirements related to the Recapitalization.  For the first six months of fiscal 2005, the Recapitalization expenses were $86.2 million, consisting primarily of compensation expenses related to the in-the-money value of stock options and other equity rights issued to certain management personnel of $54.3 million, management bonuses of $1.0 million, and expenses incurred in connection with our capital raising activities of $30.9 million.

Other operating expenses were $0.5 million in the second quarter of fiscal 2005, an increase of $0.2 million compared to the same period in prior year. During the second quarter ended September 25, 2004, we incurred an increase in management fees of $0.3 million offset by the receipt of $0.1 million from the settlement of a supplier dispute. For the first six months of fiscal 2005, other operating expenses were $0.9 million, an increase of $0.2 million compared to the first six months of fiscal 2004. Other operating expense in the first six months of fiscal 2005 increased primarily due to increase in management fees of $1.0 million offset by the receipt of $0.8 million from the settlement of a supplier dispute.

In the second quarter of fiscal 2005, net interest expense of $8.0 million represents an increase of $3.2 million from the second quarter of fiscal 2004. Net interest expense increased by $6.8 million during the six months ended September 25, 2004 to $16.5 million, compared to $9.6 million for the six months ended September 27, 2003. The increases in the second quarter and six months ended September 25, 2004 were primarily due to an increase in our average outstanding indebtedness and the accelerated amortization of deferred financing charges related to our old credit facility that was repaid in connection with the Recapitalization in the first quarter of fiscal 2005.

The income tax provision for the second quarter of fiscal 2005 was $2.0 million or a 27.2% effective tax rate compared to a provision of $5.4 million or a 39.3% effective tax rate in the second quarter of fiscal 2004. The effective tax rate for the second quarter of fiscal 2005 is substantially different from the statutory rate and the effective tax rate for the same period of fiscal 2004 due to lower foreign taxes because of the our ability to utilize our Canadian net operating losses. During the first six months of fiscal 2005, we recorded a benefit of $8.8 million or a 12.4% tax rate compared to a provision of $8.5 million or a 40.4% effective tax rate for the first six months of fiscal 2004. The effective tax rate for the first six months of fiscal 2005 is substantially different from the statutory rate and the effective tax rate for the first six months of fiscal 2004 primarily due to certain Recapitalization transaction costs incurred by us during the first quarter of fiscal 2005. The income tax benefit recorded in the first quarter of fiscal 2005 will be used to offset income tax expense expected to be recorded in the remainder of fiscal 2005.

Primarily as a result of factors discussed above, net income of $5.4 million was recorded in the second quarter of fiscal 2005 compared to net income of $8.4 million in the second quarter of fiscal 2004. For the six months ended September 25, 2004, we recorded a net loss of approximately $62.4 million versus a net income of $12.5 million in the same period in prior year. Excluding the Recapitalization expenses of $86.2 million, and the related tax impact of $14.2 million, net income would have been approximately $9.6 million in the first six months of fiscal 2005.

Credit Agreement EBITDA was $20.2 million and $39.9 million in the second quarter and six months ended September 25, 2004, respectively, as compared to the Credit Agreement EBITDA of $22.9 million and $40.4 million for the second quarter and six months ended September 27, 2003, respectively. Credit Agreement EBITDA includes $2.5 million ($0.5 million in the first quarter and $2.0 million in the second quarter) in one-time charges for management restructuring. Details of the definition and calculation of the Credit Agreement EBITDA can be found under "—Covenant Restrictions" and "—Credit Agreement EBITDA" below.

On August 6, 2004, Mr. Gerardo Perez resigned as our Chief Operating Officer. His responsibilities were reassigned to our CFO and our President as of that date. Mr. Perez will continue to advise us on strategic and operational matters as a consultant.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.

The following financing transactions (the “Financing Transactions”) were entered into in connection with the Recapitalization:

•                  We entered into our New Credit Facility with several lenders on May 27, 2004. The New Credit Facility provides for aggregate maximum borrowings of $290.0 million under (i) the Term Facility providing for term B loan in an aggregate principal amount of $240.0 million and (ii) the Revolving Facility providing for up to $50.0 million in revolving loans (including standby and commercial letters of credit and swingline loans) outstanding at anytime.

•      On May 27, 2004, after the Recapitalization, we assumed $150.0 million in Notes.

•                  The repayment of all outstanding amounts under our pre-existing senior credit facilities was made and commitments under those facilities were terminated.

As of September 25, 2004, we had outstanding debt of an aggregate amount of $414.3 million, consisting primarily of $240.0 million in principal amount under Term Facility, $15.0 million under Revolving Facility, $150.0 million under the Notes and an aggregate amount of $9.3 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $240.0 million in term loan outstanding as of September 25, 2004 under the New Credit Facility by May 27, 2011 with scheduled principal payments of $1.2 million in fiscal 2005, $2.4 million in each of fiscal 2006 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the New Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

Borrowings under the New Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.5% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be plus an “applicable margin” that is itself based on our leverage ratio. As of September 25, 2004, our average interest rates were 4.86% under the New Credit Facility. In addition to specified agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the revolving credit facility. The Notes bear interest at a rate of 11% per annum.

Interest expense in fiscal 2005 is expected to be approximately $32.0 million, including approximately $5.4 million of non-cash amortization of deferred debt issuance costs.

At September 25, 2004, we had $23.3 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $11.7 million as of September 25, 2004.  These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable.  These letters of credit expire at various dates through 2014 unless extended.

Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our Revolving Facility will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.  Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.

If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Notes and New Credit Facility, may limit our ability to pursue any of these alternatives.

COVENANT RESTRICTIONS

The New Credit Facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the Notes, and it requires us to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, minimum interest coverage ratio and limitation on capital expenditures. In addition, the New Credit Facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the Notes if we fail to perform our obligations under, or fail to meet the conditions of, the New Credit Facility or if payment creates a default under the New Credit Facility.

The indenture governing the Notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make other specified restricted payments and enter into some transactions with affiliates; (2) prohibits specified restrictions on the ability of some of our subsidiaries to pay dividends or make some payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these Notes and the New Credit Facility also contain various covenants that limits our discretion in the operation of our businesses.

The financial covenants in the New Credit Facility specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:

Test Period	Consolidated Indebtedness to Credit Agreement EBITDA (1) Leverage Ratio
September 25, 2004 – June 25, 2005	5.25 to 1.00
September 24, 2005 – December 30, 2005	5.00 to 1.00
March 25, 2006 – June 24, 2006	4.75 to 1.00
September 30, 2006 – December 30, 2006	4.50 to 1.00
March 31, 2007	4.25 to 1.00
June 30, 2007 – September 29, 2007	4.00 to 1.00
December 29, 2007 – March 29, 2008	3.75 to 1.00
June 28, 2008	3.50 to 1.00
September 27, 2008 – December 27, 2008	3.25 to 1.00
March 28, 2009 and thereafter	3.00 to 1.00

Credit Agreement EBITDA (1) to Consolidated Interest Expense Ratio
September 25, 2004 – June 25, 2005	2.25 to 1.00
September 24, 2005 – December 30, 2006	2.50 to 1.00
March 31, 2007 – December 29, 2007	2.75 to 1.00
March 29, 2008 – June 28, 2008	3.00 to 1.00
September 27, 2008 – December 27, 2008	3.25 to 1.00
March 28, 2009 and thereafter	3.50 to 1.00

Note:

(1) See “—”Credit Agreement EBITDA” for more information regarding this term.

We are in compliance with all such financial covenants as of September 25, 2004.  Our ability to comply in future periods with the financial covenants in the New Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.  If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard.  The New Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The New Credit Facility is collateralized by substantially all of our assets. Borrowings under the New Credit Facility are a key source of our liquidity. Our ability to borrow under the New Credit Facility is dependent on, among other things, our compliance with the financial ratio covenants referred to in the preceding paragraphs. Failure to comply with the financial ratio covenants would result in a violation of the New Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the New Credit Facility.

CREDIT AGREEMENT EBITDA

The table below sets forth EBITDA as defined in our New Credit Facility, which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our New Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used.  Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, income tax expense, depreciation and amortization, expenses incurred in connection with the Recapitalization, aggregate amount of all other non-cash items, proceeds from business interruption insurance, management fees, expenses made related to any permitted acquisition, fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, and non-cash charges that result in an accrual of a reserve for cash charges in any future period. In addition, Credit Agreement EBITDA also adjusts net income by all non-cash items increasing consolidated net income (other than accrual of revenue or recording of receivables). Our New Credit Facility requires us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended		Six months ended
	September 27, 2003	September25, 2004	September 27, 2003	September 25, 2004
Net income (loss)	$8,383	$5,397	$12,465 $	$(62,411)
Provision for (benefit from) income taxes	5,438	2,015	8,457	(8,815)
Interest expense, net	4,821	8,037	9,620	16,453
Depreciation and amortization	3,781	3,300	7,437	6,679
Recapitalization expenses (1)	102	794	1,671	86,170
Management fees (2)	400	658	758	1,776
Credit Agreement EBITDA (3)	$22,925	$20,201	$40,408 $	$39,852

(1)          Represents consulting, transaction, legal and accounting fees associated with the May 2004 Recapitalization. Recapitalization expenses for the first and second quarters of fiscal 2004 were included in the general and administrative expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows. Recapitalization expenses incurred in the first and second quarters of fiscal 2005 were included as a separate item in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(2)          Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(3)          Credit Agreement EBITDA is calculated in accordance with the definitions contained in our New Credit Facility as described under “Credit Agreement EBITDA.”

SOURCES AND USES OF CASH

Net cash provided by operating activities totaled $13.8 million and net cash used totaled $79.5 million in the first six months of fiscal 2004 and fiscal 2005, respectively. The decrease in the first six months of fiscal 2005 was primarily the result of the Recapitalization in the first quarter of fiscal 2005.

Net cash used in investing activities totaled $5.2 million and $7.0 million in the first six months of fiscal 2004 and fiscal 2005, respectively. The increase was primarily related to an increase in capital expenditures in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004.

Net cash used in financing activities was $5.0 million and net cash provided totaled $57.7 million in the first six months of fiscal 2004 and fiscal 2005, respectively. Net cash used in the first six months of fiscal 2004 included scheduled repayments and payment of continuation fees under our pre-existing senior credit facilities. Net cash provided in the first six months of fiscal 2005 was due primarily to the financing transactions and related indebtedness incurred in connection with the Recapitalization, offset by repayments of existing indebtedness and, to a lesser extent, an increase in deferred financing charges resulting from $15.7 million of deferred financing charges primarily related to the New Credit Facility and Notes.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of September 25, 2004 (in thousands):

		Payments Due by Period
Contractual obligations	Total	Less than 1 year		1 to 3 years	4 to 5 years	After 5 years

New Term B Loan	$240,000	$2,400		$4,800	$4,800	$228,000
Revolving Credit Facility	15,000	—		—	15,000	—
Senior Subordinated Notes	150,000	—		—	—	150,000
Industrial Development Revenue Bond	4,600	500		1,000	1,000	2,100
Manitoba Industrial Opportunity Bond	2,054	1,027		1,027	—	—
Capitalized leases	2,612	791		1,748	73	—
Operating lease obligations	73,577	6,418	*	20,564	14,394	32,201
Total	$487,843	$11,136		$29,139	$35,267	$412,301

* Represents six months of obligations in fiscal year 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statement in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We review our estimates on an on-going basis, including those related to revenue recognition, sales returns and customer allowances, the allowance for doubtful accounts, inventories and related reserves, cash flows used to evaluate the recoverability of long-lived assets, certain accrued liabilities, deferred tax assets and litigation.  We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate.  In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Revenue Recognition

We record revenue after all significant obligations have been met, collectibility is probable and title has passed, which is generally upon receipt of products by the customer.  Determination of our meeting these criteria is based on our judgments regarding collectibility of invoiced amounts and the timing of delivery of products to the customers.  Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognition for any future reporting periods could be adversely affected.  Provisions for sales returns and customer allowances, which are recorded as a reduction to revenues, are based upon historical experience and specific identification of an event necessitating an allowance and are recorded in the period the underlying revenue has been recognized.  Estimates for sales returns and allowances are highly subjective and require a considerable amount of judgment.

Allowance for Uncollectible Accounts

We maintain reserves for potential credit losses, estimating the collectibility of customer receivables on an ongoing basis by periodically reviewing accounts outstanding over a period of time.  We have recorded reserves for receivables deemed to be at risk for collection, as well as a general reserve based on historical collections experience.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness of each customer.  Customer receivables are generally unsecured.  If the financial conditions of our customers in the markets we serve were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances might be required which could adversely affect our operating results.

Inventories

We state our inventories at the lower of cost or market, with cost being determined by the first-in, first-out method. We provide reserves for potentially excess and obsolete inventory and inventory that has aged over a specified time period based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, we consider factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. During the first quarter ended June 26, 2004, we refined our aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. We believe that the refined estimation model results in a better estimate of potentially excess and obsolete inventory. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $1.0 million, and the net loss was lower by approximately $0.6 million for the six months ended September 25, 2004.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization are provided using the straight-line method, at rates designed to distribute the cost of assets over their estimated service lives or for leasehold improvements, the shorter of their estimated service lives, or their remaining lease terms.  Amortization of assets recorded under capital leases is included in depreciation expense.  Repairs and maintenance costs are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities.  On April 1, 2002, we adopted SFAS 142 and we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003.  All remaining and future acquired goodwill is subject to an impairment test in the fourth quarter of each year.

Recoverability of Long-Lived Assets

We review long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets.  Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances.

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year.  The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law.  Deferred taxes result from the future tax consequences associated with temporary differences between the recorded amounts of the assets and liabilities for tax and financial accounting purposes.  A valuation allowance for deferred tax assets is recorded to the extent we cannot determine, in accordance with the provisions of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of our deferred tax assets is principally dependent upon our achievement of future taxable income, the estimation of which requires significant management judgment.  Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans.  These changes, if any, may require material adjustments to these deferred tax asset balances.  We also record tax contingency reserves as appropriate for matters that are probable to occur and for which estimates are reasonably determinable.

There have been no significant changes in our critical accounting policies or estimates during the second quarter ended September 25, 2004.

Forward-looking Statement

This report contains “forward-looking statements” that are subject to risks and uncertainties.  These statements often include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or similar expressions.  These statements are only predictions.   In addition to risks and uncertainties noted in this report, there are risks and uncertainties that could cause our actual operating results to differ materially from those anticipated by some of the statements made.  Such risks and uncertainties include: (i) slow or negative growth in the vitamin, mineral, supplement or over-the-counter pharmaceutical industry; (ii) adverse publicity regarding the consumption of vitamins, minerals, supplements or over-the-counter pharmaceuticals; (iii) increased competition; (iv) increased costs; (v) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (vi) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (vii) our inability to gain and/or hold market share of its customers; (viii) exposure to and expenses of defending and resolving product liability claims and other litigation; (ix) our ability to successfully implement our business strategy; (x) our inability to manage our operations efficiently; (xi) consumer acceptance of our products; (xii) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators; (xiii) the mix of our products and the profit margins thereon; (xiv) the availability and pricing of raw materials; and (xv) other factors beyond our control.  We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described above and in our Registration Statement. Any of these risks could materially and adversely affect our financial condition or results of operations.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these market risks.

Foreign Exchange Rate Market Risk

We are subject to the risk of foreign currency exchange rate changes in the conversion from local currencies to the U.S. dollar of the reported financial position and operating results of our non-U.S. based subsidiary. Vita transacts business in the local currency, thereby creating exposures to changes in exchange rates. We do not currently have hedging or similar foreign currency contracts. While only a relatively small portion of our business is done in Canada, significant currency fluctuations could adversely impact foreign revenues. However, we do not expect any significant changes in foreign currency exposure in the near future.

Interest Rate Market Risk

We are exposed to changes in interest rates on our variable rate debt facilities. Our New Credit Facility is variable rate debt. On September 25, 2004, our total debt was $414.3 million, of which $259.6 million is variable rate debt and $154.7 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at September 25, 2004, would be approximately $29.2 million. A one percent increase in variable interest rates would increase our total annual interest expense by $2.6 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.

There have been no material changes in the Company’s market risk during the second quarter ended September 25, 2004. For additional information, refer to pages 52 and 53 of the Company’s Registration Statement.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 25, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2004. There were no material changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1.  Legal Proceedings

There are currently nine pending individual product liability complaints filed against us and/or our customers alleging damages sustained from ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and November 4, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas and Louisiana. The complaints include allegations such as death, subaarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised its opinion regarding PPA in November 2000. Three of the nine PPA claims involve products that were neither manufactured nor distributed by us.

Item 2.  Unregistered Sales of Equity and Use of Proceeds

The information in Note 1 to the Company’s Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

10.11 LHP Holding Corp. 2004 Restricted Stock Plan

10.12 Form of subscription agreement for LHP Holding Corp. 2004 Restricted Stock Plan

10.13 LHP Holding Corp. 2004 Stock Option Plan

10.14 Form option agreement for LHP Holding Corp. 2004 Stock Option Plan

10.15 Form of subscription agreement for LHP Holding Corp. 2004 Stock Option Plan

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1       Certification of Chief Executive Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification of Chief Financial Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEINER HEALTH PRODUCTS INC.

Date: November 8, 2004	/s/ Robert Reynolds
Robert Reynolds
Executive Vice President and Chief Financial Officer