Form 10-Q
period 2004-12-25
LEINER HEALTH PRODUCTS INC
filed 2005-02-08
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
YES ☒* NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 1,000 shares outstanding as of December 25, 2004

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.

Report on Form 10-Q

For the Quarter ended December 25, 2004

Table of Contents

PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets - As of March 27, 2004 and December 25, 2004 (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited) - For the three and nine months ended December 27, 2003 and December 25, 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the nine months ended December 27, 2003 and December 25, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Controls and Procedures

PART II. Other Information

SIGNATURES

PART I	Item 1

Leiner Health Products Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 27, 2004	December 25, 2004
ASSETS	Note 1	Unaudited

Current assets:
Cash and cash equivalents	$33,824	$7,526
Accounts receivable, net of allowances of $2,970 and $3,362 at March 27, 2004 and December 25, 2004, respectively	77,984	90,567
Inventories	144,479	164,243
Income tax receivable	411	6,716
Prepaid expenses and other current assets	13,174	12,286
Total current assets	269,872	281,338
Property, plant and equipment, net	56,267	57,748
Goodwill	52,083	52,290
Other noncurrent assets	9,505	19,320
Total assets	$387,727	$410,696

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$91,162	$95,630
Accrued compensation and benefits	14,514	10,955
Customer allowances payable	8,896	12,329
Accrued interest	1,110	4,946
Other accrued expenses	6,113	6,040
Current portion of long-term debt	14,286	5,509
Total current liabilities	136,081	135,409
Long-term debt	156,720	401,758
Other noncurrent liabilities	3,724	3,724
Total liabilities	296,525	540,891
Commitments and contingencies
Series A redeemable preferred stock, $0.01 par value;
Authorized, issued and outstanding shares-200,000 at March 27, 2004 and zero at December 25, 2004	40,188	—
Shareholders’ equity (deficit):
Series B junior convertible preferred stock, $0.01 par value;
Authorized, issued and outstanding shares-7,500 at March 27, 2004 and zero at December 25, 2004	6,616	—
Series C junior preferred stock, $0.01 par value;
Authorized, issued and outstanding shares-7,000 at March 27, 2004 and zero at December 25, 2004	6,178	—
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,139,394 issued and outstanding at March 27, 2004 and 1,000 at December 25, 2004	11	—
Capital in excess of par value	21,841	—
Retained earnings (accumulated deficit)	16,259	(132,722)
Accumulated other comprehensive income	109	2,527
Total shareholders’ equity (deficit)	51,014	(130,195)
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$387,727	$410,696

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands)

	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Net sales	$176,710	$189,303	$492,184	$510,349
Cost of sales	131,794	143,628	366,255	380,156
Gross profit	44,916	45,675	125,929	130,193
Marketing, selling and distribution expenses	13,528	14,198	41,084	43,870
General and administrative expenses	10,398	8,080	29,476	28,010
Research and development expenses	1,358	1,550	4,201	3,981
Amortization of other intangibles	81	80	368	240
Recapitalization expenses	—	607	—	86,777
Other operating expense	440	726	1,147	1,654
Operating income (loss)	19,111	20,434	49,653	(34,339)
Interest expense, net	4,649	7,970	14,269	24,423
Income (loss) before income taxes	14,462	12,464	35,384	(58,762)
Provision for (benefit from) income taxes	4,223	4,331	12,680	(4,484)
Net income (loss)	10,239	8,133	22,704	(54,278)
Accretion on preferred stock	(3,149)	—	(8,660)	(39,211)
Net income (loss) attributable to common shareholders	$7,090	$8,133	$14,044	$(93,489)

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Nine months ended
	December 27, 2003	December 25, 2004
Operating activities
Net income (loss)	$22,704	$(54,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,529	8,752
Amortization	1,534	1,457
Amortization of deferred financing charges	5,996	4,992
Provision for doubtful accounts	1,364	3,457
Provision for excess and obsolete inventory	2,561	6,262
Deferred income taxes	—	1,808
Loss (Gain) on disposal of assets	72	(52)
Translation adjustment	(993)	(2,419)
Changes in operating assets and liabilities:
Accounts receivable	(33,984)	(15,476)
Inventories	(2,859)	(24,502)
Income tax receivable	1,458	(6,319)
Accounts payable	15,887	3,788
Accrued compensation and benefits	(7,378)	(3,678)
Customer allowances payable	3,189	3,355
Accrued interest	777	3,820
Other accrued expenses	543	(119)
Other	844	(927)
Net cash provided by (used in) operating activities	21,244	(70,079)

Investing activities
Additions to property, plant and equipment	(3,197)	(8,847)
Increase in other noncurrent assets	(3,506)	(1,148)
Net cash used in investing activities	(6,703)	(9,995)

Financing activities
Net borrowings under bank revolving credit facility	—	10,000
Borrowings under bank term credit facility	—	240,000
Payments under bank term credit facility	—	(600)
Payments under old credit facility	(4,608)	(161,330)
Issuance of senior subordinated debt	—	150,000
Increase in deferred financing charges	(1,772)	(15,748)
Capital contribution from parent	—	251,500
Repurchase and retirement of preferred stock	—	(92,194)
Repurchase and retirement of common stock and common equity rights	—	(328,844)
Net payments on other long-term debt	(1,018)	(2,335)
Net cash provided by (used in) financing activities	(7,398)	50,449
Effect of exchange rate changes	1,675	3,327
Net increase (decrease) in cash and cash equivalents	8,818	(26,298)
Cash and cash equivalents at beginning of period	17,547	33,824
Cash and cash equivalents at end of period	$26,365	$7,526

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

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $31,484,000 in fees and expenses related to these transactions. In addition, deferred financing charges of approximately $12,470,000 related to the New Credit Facility and Notes were recorded under other non-current assets in the accompanying condensed consolidated balance sheet at December 25, 2004.

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

General

The accompanying unaudited condensed consolidated financial statements include the accounts of Leiner Health Products Inc. and its subsidiaries, including Vita Health Products Inc. (“Vita Health”). Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature, except for adjustments recorded in connection with the Recapitalization as discussed above. Operating results for the three and nine months ended December 25, 2004 are not necessarily indicative of the results that may be expected for the year ended March 26, 2005 or any other future periods.

The balance sheet at March 27, 2004 has been derived from the audited financial statements (which are included in our Registration Statement on Form S-4 filed with the SEC on August 25, 2004) at that date but does not include all of the information and footnotes required by the U.S. generally accepted accounting principles for complete financial statements.

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Effective fiscal 2003, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The three months ended December 27, 2003 and December 25, 2004 were each comprised of 13 weeks. The nine months ended December 27, 2003 and December 25, 2004 were each comprised of 39 weeks.

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

	December 25, 2004
	Total	Fair Value

Variable rate ($US)	$249,400	$249,400
Average interest rate	4.87%
Fixed rate ($US)	$150,000	$150,000
Average interest rate	11.00%

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Reserves are provided for potentially excess and obsolete inventory and inventory that has aged over a specified period of time based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. During the first quarter ended June 26, 2004, the Company refined its aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. Management believes that the refined estimation model results in a better estimate of potentially excess and obsolete inventory. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $1,000,000 and net loss was lower by approximately $580,000 for the nine months ended December 25, 2004.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the quarter-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the quarter. Translation gains and losses are recorded in shareholders’ equity (deficit), and realized gains and losses are reflected in results of operations. Transaction gains were $355,000 and $980,000 for the three months ended December 27, 2003 and December 25, 2004, respectively, and $993,000 and $2,419,000 for the nine months ended December 27, 2003 and December 25, 2004, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the estimated fair value of the stock and the exercise price of the option.  SFAS No. 123, Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above but has adopted the disclosure requirements of SFAS No. 123 (See Note 8).

Shipping and Handling Fees and Costs

The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying condensed consolidated statements of operations. Shipping and handling expenses for the three months ended December 27, 2003 and December 25, 2004, were $4,162,000 and $4,909,000, respectively, and for the nine months ended December 27, 2003 and December 25, 2004, were $11,302,000 and $13,575,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the three months ended December 27, 2003 and December 25, 2004, were $74,000 and $105,000, respectively, and for the nine months ended December 27, 2003 and December 25, 2004 were $1,812,000 and $1,198,000, respectively.

Comprehensive Income (Loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholders’ equity (deficit). The comprehensive income (loss) is as follows (in thousands):

	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Net income (loss)	$10,239	$8,133	$22,704	$(54,278)
Foreign currency translation adjustment	355	980	993	2,419
Comprehensive income (loss)	$10,594	$9,113	$23,697	$(51,859)

Reclassifications

Certain reclassifications have been made to the fiscal 2004 condensed consolidated financial statements to conform to the fiscal 2005 presentation.

3.              Inventories

Inventories consist of the following (in thousands):

	March 27, 2004	December 25, 2004

Inventories:
Raw materials, bulk vitamins and packaging materials	$39,268	$46,913
Work-in-process	40,521	50,551
Finished products	64,690	66,779
	$144,479	$164,243

4.              Debt

Long-term debt consists of (in thousands):

	March 27, 2004	December 25, 2004

New Credit Facility:
Revolving facility	$—	$10,000
Term facility	160,400	239,400
Total credit facility	160,400	249,400
Senior subordinated notes	—	150,000
Capital lease obligations	3,520	2,202
Industrial development revenue bond loan	5,100	4,600
Industrial opportunities program loan	1,986	1,065
	171,006	407,267
Less current portion	(14,286)	(5,509)
Total long-term debt	$156,720	$401,758

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

Principal payments scheduled during the period December 26, 2004 through December 25, 2005 total $2,400,000. Borrowings under the New Credit Facility bear interest at a rate per annum at a margin above the base rate (the higher of federal funds effective rate plus 0.5% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months), as the case may be plus an “applicable margin” that is itself based on the Company’s leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness to the credit agreement EBITDA, as defined, and varies as follows: (a) for all loans and letters of credit outstanding from 1.25% to 1.75% for base rate loans and (b) from 2.25% to 2.75% for LIBOR based loans. As of December 25, 2004, the Company’s interest rates were 4.87% under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the revolving credit facility. In addition, the New Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. As of December 25, 2004, the Company had $28,292,000 available under its Revolving Facility and had $11,708,000 of letters of credit outstanding.

The New Credit Facility contains certain representations and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply with certain financial ratios and tests, including without limitation, a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure level. The Company was in compliance with all such financial covenants as of December 25, 2004.

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

Capital Lease Obligations

The capital lease obligations are payable in variable monthly installments through November 2008, bear interest at effective rates ranging from 1.68% to 14.58% and are secured by equipment with a net book value of approximately $1,929,000 at December 25, 2004.

Industrial Development Revenue Bond Loan (“IRB Loan”)

The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. Interest on the IRB Loan (2.05% as of December 25, 2004) is variable and fluctuates on a weekly basis. At December 25, 2004, $4,600,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under our New Credit Facility. Under certain circumstances, the interest rate on the bonds may be converted to a fixed rate for the remainder of the term. On or prior to the date that the bonds are converted to a fixed rate, bondholders may elect to have their bonds or a portion thereof, in denominations of $100,000 and integral multiples of $5,000, in excess thereof, purchased at a price equal to par plus accrued interest upon seven days’ notice to the trustee. In the event a portion of the bonds are tendered for purchase, the bondholders must retain bonds in the denomination of at least $100,000. When any bonds shall have been delivered to the trustee for purchase, the remarketing agent shall use its best efforts to remarket such bonds at par plus accrued interest. In the event that sufficient funds are not available to the trustee to purchase tendered bonds, the Company is required to provide funds for such purchase, including funds drawn under the letter of credit securing the IRB Loan. Upon conversion to a fixed interest rate, the bondholders’ tender option will terminate.

Industrial Opportunities Program Loan

During fiscal 2000, the Company’s wholly owned subsidiary Vita Health Products entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company’s manufacturing facility in Canada. The loan is secured principally by a pledge of certain real property of our Manitoba manufacturing facility and equipment purchased with the proceeds of the loan. Principal repayments were scheduled to be made in two equal payments of 50% of the final loan amount. The first scheduled payment of approximately $1,014,000 was made on September 30, 2004. As of December 25, 2004, the Company had the remaining outstanding amount of approximately $1,065,000 in advances on the loan, due on September 30, 2005. Interest on the loan prior to June 1, 2004, may be waived contingent upon the Company’s compliance with certain obligations, including meeting certain financial ratios. Thereafter, the Company is required to pay interest on the outstanding loan amount at the rate of 7.125% per annum.

Minimum payments

Principal payments on long-term debt through fiscal 2009 are (in thousands):

Fiscal Year
2005 (remaining three months)	$981
2006	5,379
2007	3,234
2008	2,949
2009	2,924
Thereafter	391,800
$407,267

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

Pursuant to the Recapitalization, the Series A Redeemable Preferred Stock was redeemed at the liquidation preference value of $350 for each share of Series A Redeemable Preferred Stock and holders of such stock were paid the total aggregate amount of $70,000,000. The difference between the carrying value of the Series A Redeemable Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the nine months ended December 25, 2004.

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

Pursuant to the Recapitalization, the holders of Series B Junior Convertible Preferred Stock converted their shares into Common Stock of the Company and received an aggregate amount of $15,194,000 in cash. The difference between the carrying value of the Series B Junior Convertible Preferred Stock on the date of the Recapitalization and the aggregate consideration paid was recorded as accretion on preferred stock in the statement of operations for the nine months ended December 25, 2004.

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

Pursuant to the Recapitalization, the Series C Junior Preferred Stock were retired and the holders of Series C Junior Preferred Stock received an aggregate amount of $7,000,000. The difference between the carrying value of the Series C Junior Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the nine months ended December 25, 2004.

6.              Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s  behalf.  In exchange for such services in connection with the Recapitalization, the Company has paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration. The Company has also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company will pay a $1,315,000 management fee in arrears annually plus reasonable out of pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a performance target, which the Company expects to meet in fiscal 2005. Other operating expenses in the accompanying statement of operations for the three months ended December 27, 2003 and December 25, 2004 included $425,000 and $732,000, respectively, and for the nine months ended December 27, 2003 and December 25, 2004, included $1,183,000 and $2,507,000, respectively, of management fees.

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

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations:

	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Provision/(benefit) at U.S. statutory rates	35%	35%	35%	(35)%
State income taxes, net of federal tax benefit	4	2	4	(3)
Non deductible recapitalization expenses	—	(3)	—	16
Higher/(lower) effective rate of foreign operations	(6)	(6)	(2)	(3)
Imputed interest on foreign intercompany loan	—	3	—	1
Other	—	4	—	2
Valuation allowances	(4)	—	(1)	14
Income tax rate	29%	35%	36%	(8)%

The Company recorded an income tax provision of $4,331,000 or a 35% effective tax rate for the three months ended December 25, 2004, compared to a provision of $4,223,000 or 29% tax rate for the three months ended December 27, 2003.  The effective tax rate for the three months ended December 25, 2004 is substantially different from the effective tax rate for the three months ended December 27, 2003 primarily due to the release of valuation allowance related to state net operating losses in fiscal 2004. The Company recorded an income tax benefit of $4,484,000 or a 8% tax rate for the nine months ended December 25, 2004, compared to a provision of $12,680,000 or 36% effective tax rate for the nine months ended December 27, 2003.  The effective tax rate for the nine months ended December 25, 2004 is substantially different from the effective tax rate for the nine months ended December 27, 2003 primarily due to certain recapitalization transaction costs incurred by the Company in fiscal 2005.

8.              Employee Benefits

Stock-Based Compensation

At March 27, 2004, the Company had one stock-based employee compensation plan. Pursuant to the Recapitalization, this stock incentive plan was assumed by Holdings, and all outstanding equity rights were repurchased and retired or exchanged for new equity rights in Holdings.  The Company accounted for this plan under the principles of APB 25. The Company has not incurred any stock-based compensation costs under the plan in fiscal 2004. As part of the Recapitalization, $39,059,000 was incurred in stock-based compensation related to the repurchase and retirement of stock options during the nine months ended December 25, 2004.

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

The following assumptions were used in valuing the stock option grants;

	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Risk free interest rate	4.0%	4.0%	4.0%	4.0%
Expected option life in years	5.9	—	5.9	—

The pro forma net income for the three and nine months ended December 27, 2003, had the Company applied the fair value provisions of SFAS 123 to employee stock options, would not be materially different than the reported net income.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options for the three and nine months ended December 25, 2004 (in thousands):

	Three months ended December 25, 2004	Nine months ended December 25, 2004

Net income (loss) as reported	$8,133	$(54,278)
Add: Stock-based employee compensation expense included in the reported net loss as a result of the repurchase, retirement and rollover of equity rights	—	54,294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards as a result of the repurchase, retirement and rollover of equity rights	—	—
Pro forma net income	$8,133	$16

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

Activity under the Stock Option Plan for the nine months ended December 25, 2004 is set forth below:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at March 27, 2004	278	251,944	$100-225	$134
Options repurchased and retired	(278)	(251,944)	$100-225	$134
Balance at December 25, 2004	—	—

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

The Board of Directors of Holdings approved the LHP Holding Corp. 2004 Stock Option Plan (the “Option Plan”) on October 1, 2004.  Under the Option Plan, common stock reserved up to an aggregate number of shares not to exceed 117,409 may be granted.  Option awards are generally granted with an exercise price equal to the calculated market value of a share of Holdings common stock on the date of the grant.  The option awards generally vest based on 4 years of continuous employment service and have ten year contractual terms to exercise. The option awards provide for accelerated vesting if there is a change in control (as defined in the Option Plan). As of December 25, 2004, the Company had not granted any options under the Option Plan.

Subsequent to the end of the third quarter, on December 31, 2004, the Company granted 39,138 options under the Option Plan.  The service inception date is the same as the grant date and thus no compensation costs related to the Option Plan have yet been recognized or disclosed in the three or nine month periods ended December 25, 2004.

The Company is considered a non-public entity as defined in Appendix E of FASB Statement 123(R), but has already adopted FASB Statement 123’s fair-value based method for pro-forma disclosure prior to the effective date, (Annual Reports for periods beginning after December 15, 2005) of FASB Statement 123(R).  The Company has not yet determined what method it will use to recognize share-based compensation cost, nor has it determined whether it will voluntarily adopt the requirements of FASB Statement 123(R), prior to the required effective date.

Restricted Stock Plan

The Board of Directors of Holdings also approved the LHP Holding Corp. 2004 Restricted Stock Plan (the “Stock Plan”) on October 1, 2004.  Under the Stock Plan, common stock reserved up to an aggregate number of shares not to exceed 195,676 may be issued.  Each issuance and purchase of shares under the Stock Plan will be completed pursuant to a subscription agreement which will include such terms and conditions not inconsistent with the Stock Plan as the Holdings Board determines. Restricted Stock will generally be issued with a purchase price equal to the calculated market value of a share of Holdings common stock on the date of the subscription agreement.  The restricted stocks generally vest based on 4 years of continuous employment service and have various restrictive Call Rights retained by the Company after issuance. The Stock Plan, however, also provides for accelerated vesting if there is a change in control (as defined in the Stock Plan). As of December 25, 2004, the Company had not issued any shares under the Stock Plan.

Subsequent to the end of the third quarter, on December 31, 2004, the Company issued subscription agreements covering 195,676 shares reserved under the Stock Plan.  The service inception date is the same as the subscription agreement date and thus no compensation costs related to the Stock Plan have yet been recognized or disclosed in the three or nine month periods ended December 25, 2004.

The Company is considered a non-public entity as defined in Appendix E of FASB Statement 123(R), but has already adopted FASB Statement 123’s fair-value based method for pro-forma disclosure prior to the effective date,

(Annual Reports for periods beginning after December 15, 2005) of FASB Statement 123(R).  The Company has not yet determined what method it will use to recognize share-based compensation cost, nor has it determined whether it will voluntarily adopt the requirements of FASB Statement 123(R), prior to the required effective date.

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

9.              Contingencies

The Company has been named in eight pending cases alleging adverse reactions associated with each plaintiff’s ingestion of Phenylpropanolamine (PPA) containing products which the Company allegedly manufactured and sold. Currently, none of the cases have proceeded to trial, but the Company intends to vigorously defend the allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier and deductible amounts aggregating approximately $2,000,000 have been accrued in the accompanying condensed consolidated financial statements.

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

10.       Commitments

The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for three months ended December 27, 2003 and December 25, 2004, were $3,234,000 and $3,535,000, respectively, and for the nine months ended December 27, 2003 and December 25, 2004, were $10,030,000 and $10,534,000, respectively.

Minimum future obligations on non-cancelable operating leases in effect at December 25, 2004 are (in thousands):

Fiscal year
2005 (remaining three months)	$3,225
2006	11,650
2007	9,313
2008	7,377
2009	7,177
Thereafter	32,296
Total minimum lease payments	$71,038

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At March 27, 2004 and December 25, 2004, the Company had recorded deferred rent liabilities of $2,137,000 and $2,434,000, respectively.

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

Two customers accounted for the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Customer A	42%	43%	43%	43%
Customer B	20%	22%	17%	20%

Our largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Division 1	24%	24%	24%	25%
Division 2	18%	19%	19%	18%

The Company’s top ten customers in the aggregate accounted for approximately 86% of the Company’s gross sales for both the three and nine month periods ended December 27, 2003 and December 25, 2004.

At March 27, 2004 and December 25, 2004, the Company had receivables from two U.S. customers of approximately 37% and 22% and 44% and 27%, respectively, of U.S. gross receivables.

For the three months ended December 27, 2003 and December 25, 2004, one supplier provided approximately 13% and 10%, respectively, and for the nine months ended December 27, 2003 and December 25, 2004, 12% and 11%, respectively, of raw materials purchased.  No other supplier accounted for more than 10% of the Company’s purchases for either the three or nine month periods ended December 27, 2003 and December 25, 2004.

Sales of vitamins C and E, in the aggregate, accounted for approximately 16% and 14% of the Company’s gross sales in the three months ended December 27, 2003 and December 25, 2004, respectively, and for the nine months ended December 27, 2003 and December 25, 2004, 14% and 13%, respectively. If one or more of the Company’s major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C were substantially reduced, or if sales of Vitamin E were further reduced, the Company’s results of operations could be materially adversely affected.

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

Selected financial information for the Company’s reportable segments for the three and nine months ended December 27, 2003 and December 25, 2004 is as follows (in thousands):

	Leiner U.S.	Vita Health	Consolidated Totals
Three months ended December 27, 2003:
Net sales to external customers	$161,106	$15,604	$176,710
Intersegment sales	1,417	11	—
Depreciation and amortization, excluding deferred financing charges	3,018	608	3,626
Segment operating income	17,736	1,375	19,111
Interest expense, net (1)	4,359	290	4,649
Income tax expense (benefit)	4,684	(461)	4,223
Segment assets	330,214	43,600	373,814
Additions to property, plant and equipment	751	205	956

Three months ended December 25, 2004:
Net sales to external customers	$168,491	$20,812	$189,303
Intersegment sales	1,059	—	—
Depreciation and amortization, excluding deferred financing charges	2,846	684	3,530
Segment operating income	17,727	2,707	20,434
Interest expense, net (1)	7,610	360	7,970
Income tax expense	4,265	66	4,331
Segment assets	360,968	49,728	410,696
Additions to property, plant and equipment	2,243	253	2,496

Nine months ended December 27, 2003:
Net sales to external customers	$449,200	$42,984	$492,184
Intersegment sales	2,542	35	—
Depreciation and amortization, excluding deferred financing charges	9,289	1,774	11,063
Segment operating income	46,461	3,192	49,653
Interest expense, net (1)	13,091	1,178	14,269
Income tax expense (benefit)	12,680	—	12,680
Segment assets	330,214	43,600	373,814
Additions to property, plant and equipment	4,598	552	5,150

Nine months ended December 25, 2004:
Net sales to external customers	$453,979	$56,370	$510,349
Intersegment sales	3,380	—	—
Depreciation and amortization, excluding deferred financing charges	8,293	1,916	10,209
Segment operating income (loss)	(41,248)	6,909	(34,339)
Interest expense, net (1)	22,982	1,441	24,423
Income tax expense (benefit)	(4,672)	188	(4,484)
Segment assets	360,968	49,728	410,696
Additions to property, plant and equipment	7,877	970	8,847

(1)          Interest expense, net includes the amortization of deferred financing charges.

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended				Nine months ended
	December 27, 2003%		December 25, 2004%		December 27, 2003%		December 25, 2004%

VMS products	$114,960	65%	$122,159	65%	$310,785	63%	$310,610	61%
OTC products	48,465	27%	53,831	28%	141,781	29%	156,287	31%
Contract manufacturing services/Other	13,285	8%	13,313	7%	39,618	8%	43,452	9%
Total	$176,710	100%	$189,303	100%	$492,184	100%	$510,349	100%

13.       Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of Notes, the Company’s U.S.-based subsidiaries guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidated financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors as of March 27, 2004 and December 25, 2004 and for the three and nine months ended December 27, 2003 and December 25, 2004.

Leiner Health Products Inc.

Condensed Consolidating Balance Sheet

(in thousands)

	March 27, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,601	$8,223	$—	$33,824
Accounts receivable, net of allowances	71,879	6,105	—	77,984
Inventories	126,104	18,375	—	144,479
Income tax receivable (payable)	483	(72)	—	411
Prepaid expenses and other current assets	13,026	148	—	13,174
Total current assets	237,093	32,779	—	269,872
Intercompany receivable	29,355	—	(29,355)	—
Property, plant and equipment, net	46,060	10,207	—	56,267
Goodwill	49,224	2,859	—	52,083
Other noncurrent assets	9,489	16	—	9,505
Total assets	$371,221	$45,861	$(29,355)	$387,727
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83,687	$7,475	$—	$91,162
Accrued compensation and benefits	13,331	1,183	—	14,514
Customer allowances payable	7,899	997	—	8,896
Accrued interest	841	269	—	1,110
Other accrued expenses	5,674	439	—	6,113
Current portion of long-term debt	11,988	2,298	—	14,286
Total current liabilities	123,420	12,661	—	136,081
Intercompany payable	—	29,355	(29,355)	—
Long-term debt	137,052	19,668	—	156,720
Other noncurrent liabilities	3,724	—	—	3,724
Total liabilities	264,196	61,684	(29,355)	296,525
Series A redeemable preferred stock	40,188	—	—	40,188
Shareholders’ equity (deficit):
Series B junior convertible preferred stock	6,616	—	—	6,616
Series C junior preferred stock	6,178	—	—	6,178
Common stock	11	—	—	11
Capital in excess of par value	21,841	—	—	21,841
Retained earnings (accumulated deficit)	32,191	(15,932)	—	16,259
Accumulated other comprehensive income	—	109	—	109
Total shareholders’ equity (deficit)	66,837	(15,823)	—	51,014
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$371,221	$45,861	$(29,355)	$387,727

Leiner Health Products Inc.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)

	December 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,759	$3,767	$—	$7,526
Accounts receivable, net of allowances	81,392	9,175	—	90,567
Inventories	140,338	23,905	—	164,243
Income tax receivable (payable)	6,973	(257)	—	6,716
Prepaid expenses and other current assets	12,161	125	—	12,286
Total current assets	244,623	36,715	—	281,338
Intercompany receivable	41,610	—	(41,610)	—
Property, plant and equipment, net	47,801	9,947	—	57,748
Goodwill	49,224	3,066	—	52,290
Other noncurrent assets	19,320	—	—	19,320
Total assets	$402,578	$49,728	$(41,610)	$410,696
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$84,620	$11,010	$—	$95,630
Accrued compensation and benefits	8,969	1,986	—	10,955
Customer allowances payable	11,122	1,207	—	12,329
Accrued interest	4,739	207	—	4,946
Other accrued expenses	5,303	737	—	6,040
Current portion of long-term debt	4,435	1,074	—	5,509
Total current liabilities	119,188	16,221	—	135,409
Intercompany payable	—	41,610	(41,610)	—
Long-term debt	401,736	22	—	401,758
Other noncurrent liabilities	3,724	—	—	3,724
Total liabilities	524,648	57,853	(41,610)	540,891
Shareholder’s equity (deficit):
Accumulated deficit	(122,070)	(10,652)	—	(132,722)
Accumulated other comprehensive income	—	2,527	—	2,527
Total shareholder’s deficit	(122,070)	(8,125)	—	(130,195)
Total liabilities and shareholder’s deficit	$402,578	$49,728	$(41,610)	$410,696

Leiner Health Products Inc.

Condensed Consolidated Statement of Operations

Unaudited

(in thousands)

	Three months ended December 27, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$162,523	$15,615	$(1,428)	$176,710
Cost of sales	120,957	12,265	(1,428)	131,794
Gross profit	41,566	3,350	—	44,916
Marketing, selling and distribution expenses	12,466	1,062	—	13,528
General and administrative expenses	9,419	979	—	10,398
Research and development expenses	1,358	—	—	1,358
Amortization of other intangibles	80	1	—	81
Other operating expense (income)	507	(67)	—	440
Operating income	17,736	1,375	—	19,111
Interest expense, net	4,359	290	—	4,649
Income before income taxes	13,377	1,085	—	14,462
Provision for (benefit from) income taxes	4,684	(461)	—	4,223
Net income	8,693	1,546	—	10,239
Accretion on preferred stock	(3,149)	—	—	(3,149)
Net income attributable to common shareholders	$5,544	$1,546	$—	$7,090

Leiner Health Products Inc.

Condensed Consolidated Statement of Operations

Unaudited

(in thousands)

	Three months ended December 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$169,550	$20,812	$(1,059)	$189,303
Cost of sales	128,762	15,925	(1,059)	143,628
Gross profit	40,788	4,887	—	45,675
Marketing, selling and distribution expenses	12,955	1,243	—	14,198
General and administrative expenses	7,136	944	—	8,080
Research and development expenses	1,550	—	—	1,550
Amortization of other intangibles	80	—	—	80
Recapitalization expenses	607	—	—	607
Other operating expense (income)	733	(7)	—	726
Operating income	17,727	2,707	—	20,434
Interest expense, net	7,610	360	—	7,970
Income before income taxes	10,117	2,347	—	12,464
Provision for income taxes	4,265	66	—	4,331
Net income	$5,852	$2,281	$—	$8,133

Leiner Health Products Inc.

Condensed Consolidated Statement of Operations

Unaudited

(in thousands)

	Nine months ended December 27, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$451,742	$43,019	$(2,577)	$492,184
Cost of sales	334,689	34,143	(2,577)	366,255
Gross profit	117,053	8,876	—	125,929
Marketing, selling and distribution expenses	37,993	3,091	—	41,084
General and administrative expenses	26,786	2,690	—	29,476
Research and development expenses	4,201	—	—	4,201
Amortization of other intangibles	335	33	—	368
Other operating expense (income)	1,277	(130)	—	1,147
Operating income	46,461	3,192	—	49,653
Interest expense, net	13,091	1,178	—	14,269
Income before income taxes	33,370	2,014	—	35,384
Provision for income taxes	12,680	—	—	12,680
Net income	20,690	2,014	—	22,704
Accretion on preferred stock	(8,660)	—	—	(8,660)
Net income attributable to common shareholders	$12,030	$2,014	$—	$14,044

Leiner Health Products Inc.

Condensed Consolidated Statement of Operations

Unaudited

(in thousands)

	Nine months ended December 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$457,359	$56,370	$(3,380)	$510,349
Cost of sales	340,935	42,601	(3,380)	380,156
Gross profit	116,424	13,769	—	130,193
Marketing, selling and distribution expenses	40,280	3,590	—	43,870
General and administrative expenses	24,798	3,212	—	28,010
Research and development expenses	3,981	—	—	3,981
Amortization of other intangibles	240	—	—	240
Recapitalization expenses	86,746	31	—	86,777
Other operating expense	1,627	27	—	1,654
Operating income (loss)	(41,248)	6,909	—	(34,339)
Interest expense, net	22,982	1,441	—	24,423
Income (loss) before income taxes	(64,230)	5,468	—	(58,762)
Provision for (benefit from) income taxes	(4,672)	188	—	(4,484)
Net income (loss)	(59,558)	5,280	—	(54,278)
Accretion on preferred stock	(39,211)	—	—	(39,211)
Net income (loss) attributable to common shareholders	$(98,769)	$5,280	$—	$(93,489)

Leiner Health Products Inc.

Condensed Consolidated Statement of Cash Flows

Unaudited

(in thousands)

	Nine months ended December 27, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income	$20,690	$2,014	$22,704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,789	1,740	9,529
Amortization	1,500	34	1,534
Amortization of deferred financing charges	5,716	280	5,996
Provision for doubtful accounts	1,364	—	1,364
Provision for excess and obsolete inventory	2,561	—	2,561
(Gain) loss on disposal of assets	93	(21)	72
Translation adjustment	—	(993)	(993)
Changes in operating assets and liabilities:
Accounts receivable	(32,792)	(1,192)	(33,984)
Inventories	(683)	(2,176)	(2,859)
Income tax receivable	1,078	380	1,458
Accounts payable	15,799	88	15,887
Accrued compensation and benefits	(7,588)	210	(7,378)
Customer allowances payable	3,018	171	3,189
Accrued interest	804	(27)	777
Other accrued expenses	1,392	(849)	543
Other	934	(90)	844
Net cash provided by (used in) operating activities	21,675	(431)	21,244

Investing activities
Additions to property, plant and equipment	(2,645)	(552)	(3,197)
Increase in other noncurrent assets	(3,252)	(254)	(3,506)
Net cash used in investing activities	(5,897)	(806)	(6,703)

Financing activities
Payments under bank term credit facility	(4,083)	(525)	(4,608)
Increase in deferred financing charges	(1,573)	(199)	(1,772)
Net payments on other long-term debt	(935)	(83)	(1,018)
Net cash used in financing activities	(6,591)	(807)	(7,398)
Intercompany	(1,708)	1,708	—
Effect of exchange rate changes	—	1,675	1,675
Net increase (decrease) in cash and cash equivalents	7,479	1,339	8,818
Cash and cash equivalents at beginning of period	11,755	5,792	17,547
Cash and cash equivalents at end of period	$19,234	$7,131	$26,365

Leiner Health Products Inc.

Condensed Consolidated Statement of Cash Flows

Unaudited

(in thousands)

	Nine months ended December 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(59,558)	$5,280	$(54,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,836	1,916	8,752
Amortization	1,457	—	1,457
Amortization of deferred financing charges	4,561	431	4,992
Provision for doubtful accounts	3,457	—	3,457
Provision for excess and obsolete inventory	6,262	—	6,262
Deferred income taxes	1,808	—	1,808
Gain on disposal of assets	(52)	—	(52)
Translation adjustment	—	(2,419)	(2,419)
Changes in operating assets and liabilities:
Accounts receivable	(12,970)	(2,506)	(15,476)
Inventories	(20,496)	(4,006)	(24,502)
Income tax receivable	(6,490)	171	(6,319)
Accounts payable	933	2,855	3,788
Accrued compensation and benefits	(4,362)	684	(3,678)
Customer allowances payable	3,223	132	3,355
Accrued interest	3,898	(78)	3,820
Other accrued expenses	(371)	252	(119)
Other	(941)	14	(927)
Net cash provided by (used in) operating activities	(72,805)	2,726	(70,079)

Investing activities
Additions to property, plant and equipment	(7,877)	(970)	(8,847)
(Increase) decrease in other noncurrent assets	(1,156)	8	(1,148)
Net cash used in investing activities	(9,033)	(962)	(9,995)

Financing activities
Net borrowings under bank revolving credit facility	10,000	—	10,000
Borrowings under bank term credit facility	240,000	—	240,000
Payments under bank term credit facility	(600)	—	(600)
Payments under old credit facility	(141,008)	(20,322)	(161,330)
Issuance of senior subordinated debt	150,000	—	150,000
Increase in deferred financing charges	(15,343)	(405)	(15,748)
Capital contribution from parent	251,500	—	251,500
Repurchase and retirement of preferred stock	(92,194)	—	(92,194)
Repurchase and retirement of common stock and common equity rights	(328,844)	—	(328,844)
Net payments on other long-term debt	(1,260)	(1,075)	(2,335)
Net cash provided by (used in) financing activities	72,251	(21,802)	50,449
Intercompany	(12,255)	12,255	—
Effect of exchange rate changes	—	3,327	3,327
Net decrease in cash and cash equivalents	(21,842)	(4,456)	(26,298)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824
Cash and cash equivalents at end of period	$3,759	$3,767	$7,526

Leiner Health Products Inc.

Condensed Consolidated Statement of Operations

Unaudited

(in thousands)

14.  Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective for the Company as of the beginning of the first annual reporting period that begins after December 15, 2005.  The Company has not yet determined what method it will use to recognize share-based compensation cost, nor has it determined whether it will voluntarily adopt the requirements of FASB Statement 123(R), prior to the required effective date. If the Company determines against the early adoption of SFAS 123(R), it will adopt SFAS No. 123(R) on March 26, 2006 using the modified prospective application (MPA) method.  We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

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

OVERVIEW

The following discussion explains material changes in the consolidated financial condition and results of our operations for the three months ended December 25, 2004 (“third quarter of fiscal 2005”) and nine months ended December 25, 2004, and the significant developments affecting our financial condition since March 27, 2004. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 27, 2004, which are included in our registration statement filed on August 25, 2004 (“Registration Statement”) on Form S-4 with the Securities Exchange Commission (file no. 333-118532).

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

RESULTS OF OPERATIONS

The following table summarizes our historical results of operations as a percentage of net sales for the third quarter and nine months ended December 27, 2003 and December 25, 2004.

	Percentage of Net Sales
	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	75.9	74.4	74.5
Gross profit	25.4	24.1	25.6	25.5
Marketing, selling and distribution expenses	7.7	7.5	8.4	8.6
General and administrative expenses	5.9	4.3	6.0	5.5
Research and development expenses	0.8	0.8	0.9	0.8
Amortization of other intangibles	0.1	—	0.1	0.1
Recapitalization expenses	—	0.3	—	17.0
Other operating expense	0.3	0.4	0.2	0.3
Operating income (loss)	10.8	10.8	10.1	(6.7)
Interest expense, net	2.6	4.2	2.9	4.8
Income (loss) before income taxes	8.2	6.6	7.2	(11.5)
Provision for (benefit from) income taxes	2.4	2.3	2.6	(0.9)
Net income (loss)	5.8	4.3	4.6	(10.6)
Accretion on preferred stock	(1.8)	—	(1.8)	(7.7)
Net income (loss) attributable to common shareholders	4.0%	4.3%	2.9%	(18.3)%

Net Sales were $189.3 million in the third quarter of fiscal 2005, an increase of $12.6 million, or 7.1%, from $176.7 million in the third quarter of fiscal 2004.  The increase in net sales for the quarter is the result of new product introductions and strong off-shelf category promotions from our largest customers, partially offset by a continued soft retail market and the impact of negative media on Vitamin E sales.  For the first nine months of fiscal 2005, net sales totaled $510.3 million, an increase of $18.2 million or 3.7%, compared to $492.2 million in the first nine months of fiscal 2004.

U.S. net sales were $168.5 million in the third quarter of fiscal 2005, an increase of $7.4 million, or 4.6% from $161.1 million in the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, U.S. net sales were $454.0 million, an increase of $4.8 million, or 1.1% over the same period in fiscal 2004.  The U.S. year to year increase for the quarter and the first nine months of fiscal 2005 was the result of new product sales and promotions, partially offset by a soft retail market and the impact of negative media experienced in the third quarter of fiscal 2005 on Vitamin E. The Canadian net sales were $20.8 million in the third quarter of fiscal 2005, an increase of $5.2 million, or 33.4%, from $15.6 million in the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, Canada net sales were $56.4 million, an increase of $13.4 million or 31.1% over the same period in fiscal 2004.  The Canadian year to year increase for the quarter and the first nine months of fiscal 2005 was the result of new product sales of multivitamins as well as improved fulfillment rates on cough and cold products to one of its major customers.

Regarding our three principal product categories:

•      Vitamins, minerals and nutritional supplements (“VMS”) product net sales were $122.2 million in the third quarter of fiscal 2005, an increase of $7.2 million, or 6.3%, from $115.0 million in the third quarter of fiscal 2004.  For the first nine months of fiscal 2005, VMS products net sales were $310.6 million, a decrease of $0.2 million, or 0.1%, compared to the same period in the prior year.  The VMS category was impacted in the quarter and the first nine months of fiscal 2005 by the launch of new products in the US and Canada as described above, partially offset in the U.S. by a soft retail market and negative media on Vitamin E.  We expect our sales of Vitamin E to continue to reflect the effect of the negative media as consumers consult their healthcare professionals to better understand the issues and the self-care alternatives.

•      Over-the-counter (“OTC”) product net sales were $53.8 million in the third quarter of fiscal 2005, an increase of $5.4 million, or 11.1%, from $48.5 million in the third quarter of fiscal 2004, primarily attributed to higher sales of analgesic products.  For the first nine months of fiscal 2005, OTC products net sales were $156.3 million, an increase of $14.5 million, or 10.2%, compared to the same period in the prior year resulting from the annualized effect of the loratadine 10mg launched in fiscal 2004. We expect our Naproxen sales to reflect the negative press which occurred in December 2004.

•      Contract manufacturing services net sales were $13.3 million in the third quarter of fiscal 2005, and these were similar when compared to the same period in the prior year.  During the nine months ended December 25, 2004, contract services net sales were $43.5 million, an increase of $3.8 million or 9.7% compared to the same period in the prior year. The increase was primarily due to the expansion of new product sales in the first quarter of fiscal 2005 by our key contract manufacturing customer.

In the second quarter of fiscal 2005, we signed an exclusive five-year vitamin manufacturing and distribution agreement with a major consumer products company.  We have distribution commitments from many of our customers for products produced under this agreement and began shipping in the third quarter of fiscal 2005.

Cost of sales were $143.6 million, or 75.8% of net sales, in the third quarter of fiscal 2005, an increase of $11.8 million, or 8.9%, from $131.8 million, or 74.6% of net sales, in the third quarter of fiscal 2004. During the nine months ended December 25, 2004, cost of sales were $380.2 million, or 74.5% of net sales, an increase of $13.9 million or 3.8%, from $366.3 million or 74.4% of net sales compared to the same period in the prior year. The increase in cost of sales as a percentage of net sales in the third quarter and nine months ended December 25, 2004 is principally due to the decline in sales of Vitamin E, a product with an above average margin, the building of market share in other key product categories with lower near-term margins, decreased plant volumes and higher raw material costs in the joint care category. We expect continued pressure on margins into the fourth quarter of fiscal 2005 as those factors continue along with the additional effect of changing customer mix and product mix.  During the first quarter ended June 26, 2004, we refined our aging based inventory reserve estimation model which resulted in lower cost of sales and higher gross profit of approximately $1.0 million and the net loss was lower by approximately $0.6 million for the nine months ended December 25, 2004. We believe that the refined estimation model results in a better estimate of potentially excess and obsolete inventory.

Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $22.3 million, or 11.8% of net sales, in the third quarter of fiscal 2005, a decrease of $1.6 million, or 6.9%, from $23.9 million, or 13.5% of net sales, in the same period in the prior year. The decrease in SG&A in the third quarter of fiscal 2005 was primarily driven by lower compensation and outside commission costs compared to the same period in the prior year.  For the first nine months of fiscal 2005, SG&A were $71.9 million or 14.1% of net sales, an increase of $1.3 million or 1.9% from $70.6 million or 14.3% of net sales in the same period in the prior year. The increase in SG&A is primarily driven by expenditures incurred on management restructuring, freight, health, and workers compensation insurance partly offset by lower incentive compensation and outside commissions in the third quarter of fiscal 2005. Costs continue to be aggressively controlled by reducing head count (we eliminated 32 positions in the first quarter of fiscal 2005) and monitoring all discretionary costs.  In the second quarter of fiscal 2005, we also completed a number of organizational changes designed to fortify our contract manufacturing and new product development teams, increase speed to market and reduce costs.

Research and development expenses (“R&D”) were $1.6 million in the third quarter of fiscal 2005, an increase of $0.2 million compared to the same period in the prior year due primarily to higher product development and research expenses. For the first nine months of fiscal 2005, R&D were $4.0 million, a decrease of $0.2 million compared to the same period in the prior year. The decrease in the nine month period ended December 25, 2004 was primarily attributable to lower headcount and temporary labor expense.

Amortization of other intangibles at $0.1 million in the third quarter of fiscal 2005 was the same as the third quarter of fiscal 2004. Amortization of other intangibles was $0.2 million in the first nine months of fiscal 2005, a decrease of $0.1 million, from $0.4 million in the first nine months of fiscal 2004. The decrease was primarily attributable to a lower remaining carrying amount of other intangible assets in the first nine months of fiscal 2005.

The Recapitalization expenses of $0.6 million in the third quarter of fiscal 2005 consist primarily of expenses incurred related to the completion of legal and regulatory requirements in connection with the Recapitalization.  For the first nine months of fiscal 2005, the Recapitalization expenses were $86.8 million, consisting primarily of compensation expenses related to the in-the-money value of stock options and other equity rights issued to certain management personnel of $54.3 million, management bonuses of $1.0 million, and expenses incurred in connection with our capital raising activities of $31.5 million.

Other operating expenses were $0.7 million in the third quarter of fiscal 2005, an increase of $0.3 million compared to the same period in the prior year due primarily to increase in management fees. For the first nine months of fiscal 2005, other operating expenses were $1.7 million, an increase of $0.5 million compared to the same period in the prior year. Other operating expense in the first nine months of fiscal 2005 increased primarily due to increase in management fees of $1.3 million offset by the receipt of $0.8 million from the settlement of a supplier dispute.

In the third quarter of fiscal 2005, net interest expense of $8.0 million represents an increase of $3.3 million from the third quarter of fiscal 2004. Net interest expense increased by $10.2 million during the nine months ended December 25, 2004 to $24.4 million, compared to $14.3 million for the nine months ended December 27, 2003. The increases in the third quarter and nine months ended December 25, 2004 were primarily due to an increase in our average outstanding indebtedness and the accelerated amortization in the first quarter of fiscal 2005 of deferred financing charges related to our old credit facility that was repaid in connection with the Recapitalization.

The income tax provision for the third quarter of fiscal 2005 was $4.3 million or a 34.7% effective tax rate compared to a provision of $4.2 million or 29.2% effective tax rate in the third quarter of fiscal 2004.  The effective tax rate for the third quarter of fiscal 2005 is substantially different from the effective tax rate for the same period of fiscal 2004 primarily due to the release of valuation allowance related to state net operating losses in fiscal 2004. We recorded an income tax benefit of $4.5 million or a 7.7% tax rate for the first nine months of fiscal 2005 compared to a provision of $12.7 million or 35.8% effective tax rate for the first nine months of fiscal 2004.  The effective tax rate for the first nine months of fiscal 2005 is substantially different from the effective tax rate for the same period of fiscal 2004 primarily due to certain recapitalization transaction costs incurred by us in fiscal 2005.

Primarily as a result of factors discussed above, net income of $8.1 million was recorded in the third quarter of fiscal 2005 compared to net income of $10.2 million in the third quarter of fiscal 2004. For the nine months ended December 25, 2004, we recorded a net loss of $54.3 million versus net income of $22.7 million in the same period in the prior year. Excluding the Recapitalization expenses of $86.8 million, and the related tax impact of $14.3 million, net income would have been approximately $18.2 million in the first nine months of fiscal 2005.

Credit Agreement EBITDA was $25.3 million and $65.2 million in the third quarter and nine months ended December 25, 2004, respectively, as compared to the Credit Agreement EBITDA of $23.8 million and $64.2 million for the third quarter and nine months ended December 27, 2003, respectively. Credit Agreement EBITDA includes $2.5 million ($0.5 million in the first quarter and $2.0 million in the second quarter) in one-time charges for management restructuring. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “–Covenant Restrictions” and “–Credit Agreement EBITDA” below.

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

As of December 25, 2004, we had outstanding debt of an aggregate amount of $407.3 million, consisting primarily of $239.4 million in principal amount under Term Facility, $10.0 million under Revolving Facility, $150.0 million under the Notes and an aggregate amount of $7.9 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $239.4 million in term loan outstanding as of December 25, 2004 under the New Credit Facility by May 27, 2011 with scheduled principal payments of $0.6 million in fiscal 2005, $2.4 million in each of fiscal 2006 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the New Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

Borrowings under the New Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.5% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be plus an “applicable margin” that is itself based on our leverage ratio. As of December 25, 2004, our average interest rates were 4.87% under the New Credit Facility. In addition to specified agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the revolving credit facility. The Notes bear interest at rate of 11% per annum.

Interest expense in fiscal 2005 is expected to be approximately $32.2 million, including approximately $5.4 million of non-cash amortization of deferred debt issuance costs.

At December 25, 2004, we had $28.3 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $11.7 million as of December 25, 2004.  These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable.  These letters of credit expire at various dates through 2014 unless extended.

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

The financial covenants in the New Credit Facility specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:

Consolidated Indebtedness to
Credit Agreement EBITDA (1)
Test Period	Leverage Ratio
September 25, 2004 – June 25, 2005	5.25 to 1.00
September 24, 2005 – December 30, 2005	5.00 to 1.00
March 25, 2006 - June 24, 2006	4.75 to 1.00
September 30, 2006 – December 30, 2006	4.50 to 1.00
March 31, 2007	4.25 to 1.00
June 30, 2007 – September 29, 2007	4.00 to 1.00
December 29, 2007 – March 29, 2008	3.75 to 1.00
June 28, 2008	3.50 to 1.00
September 27, 2008 – December 27, 2008	3.25 to 1.00
March 28, 2009 and thereafter	3.00 to 1.00

Credit Agreement EBITDA (1)
to Consolidated
Interest Expense Ratio
September 25, 2004 – June 25, 2005	2.25 to 1.00
September 24, 2005 – December 30, 2006	2.50 to 1.00
March 31, 2007 - December 29, 2007	2.75 to 1.00
March 29, 2008 - June 28, 2008	3.00 to 1.00
September 27, 2008 - December 27, 2008	3.25 to 1.00
March 28, 2009 and thereafter	3.50 to 1.00

Note:

(1) See “—“Credit Agreement EBITDA” for more information regarding this term.

We are in compliance with all such financial covenants as of December 25, 2004.  Our ability to comply in future periods with the financial covenants in the New Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.  If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard.  The New Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended		Nine months ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Net income (loss)	$10,239	$8,133	$22,704	$(54,278)
Provision for (benefit from) income taxes	4,223	4,331	12,680	(4,484)
Interest expense, net	4,649	7,970	14,269	24,423
Depreciation and amortization	3,626	3,530	11,063	10,209
Recapitalization expenses (1)	625	607	2,296	86,777
Management fees (2)	425	732	1,183	2,508
Credit Agreement EBITDA (3)	$23,787	$25,303	$64,195	$65,155

(1)   Represents consulting, transaction, legal and accounting fees associated with the May 2004 Recapitalization. Recapitalization expenses for the third quarter and the first nine months of fiscal 2004 were included in the general and administrative expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows. Recapitalization expenses incurred in the third quarter and the first nine months of fiscal 2005 were included as a separate item in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(2)   Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(3)   Credit Agreement EBITDA is calculated in accordance with the definitions contained in our New Credit Facility as described under “Credit Agreement EBITDA.”

SOURCES AND USES OF CASH

Net cash provided by operating activities totaled $21.2 million and net cash used totaled $70.1 million in the first nine months of fiscal 2004 and fiscal 2005, respectively. The decrease in the first nine months of fiscal 2005 was primarily the result of the Recapitalization in the first quarter of fiscal 2005.

Net cash used in investing activities totaled $6.7 million and $10.0 million in the first nine months of fiscal 2004 and fiscal 2005, respectively. The increase was primarily related to an increase in capital expenditures in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004.

Net cash used in financing activities was $7.4 million and net cash provided totaled $50.4 million in the first nine months of fiscal 2004 and fiscal 2005, respectively. Net cash used in the first nine months of fiscal 2004 included scheduled repayments and payment of continuation fees under our pre-existing senior credit facilities. Net cash provided in the first nine months of fiscal 2005 was due primarily to the financing transactions and related indebtedness incurred in connection with the Recapitalization, offset by repayments of existing indebtedness and, to a lesser extent, an increase in deferred financing charges resulting from $15.7 million of deferred financing charges primarily related to the New Credit Facility and Notes.

CONTRACTUAL OBLIGATIONS

We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of December 25, 2004 (in thousands):

		Payments Due by Period
		Less than		1 to 3	4 to 5	After 5
Contractual obligations	Total	1 year		years	years	years

New Term B Loan	$239,400	$2,400		$4,800	$4,800	$227,400
Revolving Credit Facility	10,000	—		—	10,000	—
Senior Subordinated Notes	150,000	—		—	—	150,000
Industrial Development Revenue Bond	4,600	500		1,000	1,000	2,100
Manitoba Industrial Opportunity Bond	1,065	1,065		—	—	—
Capitalized leases	2,202	1,544		585	73	—
Operating lease obligations	71,038	3,225	*	20,963	14,554	32,296
Total	$478,305	$8,734		$27,348	$30,427	$411,796

* Represents remaining three months of obligations in fiscal year 2005.

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

Inventories

We state our inventories at the lower of cost or market, with cost being determined by the first-in, first-out method. We provide reserves for potentially excess and obsolete inventory and inventory that has aged over a specified time period based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, we consider factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. During the first quarter ended June 26, 2004, we refined our aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. We believe that the refined estimation model results in a better estimate of potentially excess and obsolete inventory. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $1.0 million, and the net loss was lower by approximately $0.6 million for the nine months ended December 25, 2004.

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

There have been no significant changes in our critical accounting policies or estimates during the third quarter ended December 25, 2004.

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

Item 3

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our variable rate debt facilities. Our New Credit Facility is variable rate debt. On December 25, 2004, our total debt was $407.3 million, of which $254.0 million is variable rate debt and $153.3 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at December 25, 2004, would be approximately $29.0 million. A one percent increase in variable interest rates would increase our total annual interest expense by $2.5 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.

There have been no material changes in the Company’s market risk during the third quarter ended December 25, 2004. For additional information, refer to pages 52 and 53 of the Company’s Registration Statement.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 25, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 25, 2004. There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II	Other Information

Item 1.    Legal Proceedings

There are currently eight pending individual product liability complaints filed against us and/or our customers alleging damages sustained from ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and August 27, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas and Louisiana. The complaints include allegations such as death, subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised its opinion regarding PPA in November 2000. Two of the eight PPA claims involve products that were neither manufactured nor distributed by us.

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

LEINER HEALTH PRODUCTS INC.

Date: February 8, 2005	/s/ Robert Reynolds
Robert Reynolds
Executive Vice President and Chief Financial Officer