Form 10-K
period 2005-03-26
LEINER HEALTH PRODUCTS INC
filed 2005-06-24
CIK 1043055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of September 25, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) is not applicable.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  YES  ☒*   NO  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value, 1,000 shares outstanding as of March 26, 2005

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.

Form 10-K

For the Fiscal Year Ended March 26, 2005

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The data contained in this Form 10-K with respect to our relative market share and competitive positions are based on retail sales, and approximations based on our estimates and industry sources, including Information Resources, Inc. (“IRI”), Empower IT (U.S. military sales data), government publications and reports from government agencies, published independent industry sources, public filings and industry publications by companies covering business in the vitamins, minerals and nutritional supplements (“VMS”) and over-the-counter (“OTC”) markets. We believe that such data are inherently imprecise, but are generally indicative of our relative market share and competitive position. Market share data are for the food, drug and mass merchant and warehouse club (“FDMC”) in the U.S. only and do not include Canadian market share information for Vita Health Products Inc.

PART I.

ITEM 1.                             BUSINESS

History

Leiner Health Products Inc. (which may be referred to as “Leiner”, “we”, “us” or “our”) is the ultimate successor to the vitamin product division of P. Leiner & Sons, America, Inc. The division, founded in 1973, was purchased in 1979 by management and Booker plc through Leiner. In May 1992, we were acquired by Leiner Health Products Group Inc. (“Leiner Group”). Leiner Group was a holding company incorporated under the laws of the State of Delaware with no significant operations or assets other than the stock of Leiner, which it held through its sole direct subsidiary, PLI Holdings, Inc., itself a holding company.

In May 1992, Leiner Group acquired privately held XCEL Laboratories, Inc., a major U.S. private label OTC pharmaceuticals manufacturer and on March 8, 1993, XCEL Laboratories, Inc. was merged into Leiner.

In January 1997, we acquired Vita Health Company (1985) Ltd., one of the leading manufacturers of private label and branded vitamins, minerals and OTC pharmaceuticals in Canada. Vita Health Company (1985) Ltd. changed its name in 1998 to Vita Health Products Inc. (“Vita”).

In June 1997, Leiner Group completed a leveraged recapitalization transaction pursuant to which Leiner Group repurchased common stock from its existing shareholders, issued new shares of the recapitalized Leiner Group to North Castle Partners I, LLC, issued senior subordinated notes, and established a senior secured credit facility. Immediately upon consummation of the recapitalization, we assumed Leiner Group’s obligations under the subordinated notes and the senior credit facility.

In December 1999, we acquired substantially all of the assets of Granutec, Inc., a manufacturer and distributor of private label, OTC pharmaceutical drugs in the United States, and Vita acquired substantially all of the assets of Stanley Pharmaceuticals Ltd., a manufacturer and distributor of private label, OTC pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada. We also acquired some related assets of Novopharm.

In April 2002, in conjunction with the Bankruptcy Court confirmation of our plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, Leiner Group was merged into PLI Holdings, and PLI Holdings was then merged into Leiner, with Leiner as the surviving entity.

2004 Recapitalization (“Recapitalization”)

On April 15, 2004, Leiner Merger Corporation (“Mergeco”), entered into a recapitalization agreement and plan of merger (the “Recapitalization”) with us. Mergeco was a new corporation formed by investment funds affiliated with Golden Gate Private Equity, Inc. (the “Golden Gate Investors”) and North Castle Partners III-A, L.P. (“NCP III-A”) and an affiliate of NCP III-A (the “North Castle Investors”) solely for the purpose of completing the Recapitalization. In connection with the Recapitalization, the Golden Gate Investors made a $131.5 million cash equity investment in Mergeco and the North Castle Investors made a $131.5 million equity investment in Mergeco, $126.5 million of which was a new cash investment by NCP III-A and $5.0 million of which was a rollover of existing Leiner equity by an affiliate of NCP III-A.

The Recapitalization was effected by merging Mergeco with and into us on May 27, 2004. Each share of the common stock of Mergeco became a share of common stock of us, which is the surviving corporation in the merger. Each holder of our common stock then exchanged such stock for voting preferred stock of LHP Holding Corp. (“Holdings”), a newly formed company that became our new parent company.

In addition, certain members of management cancelled existing Leiner equity rights and received new equity rights in Holdings, which represent an aggregate management rollover of approximately $18.8 million. Holders of all of our other equity and equity rights have received an aggregate of approximately $475.3 million in cash in exchange for their equity interests, approximately $286.4 million of which was paid to other investment funds affiliated with North Castle Partners, L.L.C., and a contingent pro rata right in $6.5 million deposited in an escrow fund.  We also recorded approximately $54.3 million as compensation expense related to the in-the-money value of stock options, warrants, and delayed delivery shares. The compensation expense represented the excess of the fair value of the underlying common stock over the exercise price or basis of the options and other equity rights repurchased and retired or rolled over in connection with the Recapitalization.

As a result of the Recapitalization, the Golden Gate Investors and the North Castle Investors each own 46.7% of Holdings equity and our management and certain former employees own 6.6% of Holdings’ equity including delayed delivery share awards. The Recapitalization was accounted for as a recapitalization of Mergeco which had no impact on the historical basis of assets and liabilities as reflected in our consolidated financial statements.

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240.0 million term loan (the “Term Facility”) and a $50.0 million revolving credit facility (the “Revolving Facility”), under which we borrowed $5.0 million immediately after the Recapitalization. In addition, Mergeco issued $150.0 million of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became our obligations. We repaid approximately $157.8 million in pre-existing indebtedness and paid approximately $32.7 million in fees and expenses related to these transactions. In addition, deferred financing charges of approximately $12.5 million related to the New Credit Facility and Notes were recorded under other non-current assets in the accompanying consolidated balance sheet at March 26, 2005.

The assumption of debt and the transfer of excess funds from the Recapitalization totaled approximately $77.3 million and consisted of the following (in millions):

Assumption of Debt from Mergeco:
New Credit Facility	$(245.0)
Notes	(150.0)	$(395.0)
Excess funds from Mergeco		317.7
Recapitalization		$(77.3)

The net Recapitalization amount above has been first applied against capital in excess of par value until that was exhausted and the remainder was applied against accumulated deficit.

Fiscal year

Effective fiscal 2003, we changed our reporting period to a fifty-two/fifty-three week fiscal year. Our fiscal year end will fall on the last Saturday of March each year. Our fiscal years ended March 29, 2003, March 27, 2004, and March 26, 2005 were each comprised of 52 weeks.

General

We are the leading manufacturer of store brand VMS products and the second largest supplier of store brand OTC pharmaceuticals in the U.S. FDMC retail market, as measured by U.S. retail sales in 2004. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading FDMC retailers and focus on the fastest-growing of these retailers—the mass merchants and warehouse clubs. In addition to our primary VMS and OTC products, we provide contract manufacturing services to consumer products and pharmaceutical companies. We believe few competitors in the industry can provide our level of service, innovation, high quality and competitive pricing. In our view, the critical factor in the purchase decision of our customers is our reputation for high levels of customer service and for producing quality products that are safe, effective and manufactured to the highest industry standards.

We have the leading position in the estimated $1.5 billion VMS FDMC store brand market, as measured by U.S. retail sales in 2004, with an estimated 40% share. We estimate that we have a 44% share of the VMS store brand segment for Wal-Mart, Sam’s Club and Costco—three of the fastest-growing retailers in this market. We offer a wide breadth of products in VMS, including multi-vitamins, vitamins C and E and joint care products, as well as minerals and supplements. We sell our VMS products under our customers’ store brands as well as our own brand, Your Life®. We have created value for our VMS customers for over 20 years by identifying promising new store brand products, utilizing our product development and manufacturing expertise to allow them to bring these products to market quickly, often ahead of their competitors, and providing sales and marketing support.

We are the second largest supplier of OTC pharmaceuticals in the estimated $2.2 billion OTC FDMC store brand market, as measured by U.S. retail sales in 2004, with an estimated 20% share. Our products principally consist of analgesics, cough, cold and allergy medications and digestive aids. We sell our OTC pharmaceuticals under our customers’ store brands as well as our own brand, Pharmacist Formula®. Our current OTC products include the national brand equivalents of Advil®

(ibuprofen), Aleve® (naproxen), Claritin® (loratadine), TUMS® (calcium antacid), Tylenol® (acetaminophen) and Zantac® (ranitidine). We have partnered with several pharmaceutical companies to manufacture and distribute OTC products.

We also provide contract manufacturing services to consumer products and pharmaceutical companies. We utilize our existing facilities, production equipment and personnel to manufacture and package products for our customers. We have entered into a long-term contract to provide contract manufacturing services to a leading multi-vitamin national brand under which we produced over 2.4 billion pills in fiscal year 2005.  We believe our contract manufacturing services business allows us to drive profitability by increasing capacity utilization and leveraging our fixed costs. We believe our expertise in the VMS and OTC FDMC markets and our focus on high quality products and low-cost manufacturing will allow us to expand our existing relationships and gain new relationships with consumer products and pharmaceutical companies.

Products

The following table sets forth the net sales of our VMS, OTC and contract manufacturing services products from fiscal year 2003 through fiscal year 2005:

	Year Ended
	March 29, 2003%		March 27, 2004%		March 26, 2005%
VMS products	$384,182	67%	$413,679	63%	$419,491	61%
OTC products	148,983	26%	191,196	29%	213,402	31%
Contract manufacturing services/Other	41,116	7%	56,170	8%	52,008	8%

Total	$574,281	100%	$661,045	100%	$684,901	100%

VMS Products.  We offer a wide breadth of VMS products, including more than 269 products in approximately 2,197 SKUs in the United States. Our products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. Our vitamin products include national brand equivalents that compare to the dietary ingredients in Caltrate®, Centrum® and One-A-Day®, vitamin products such as vitamins C and E and folic acid, minerals such as calcium, supplements such as glucosamine, Fish Oil, Co-Q10 and herbal products. We sell VMS products primarily under our customers’ store names and estimate that store brands accounted for approximately 92.7% of our fiscal year 2005 VMS gross sales in the United States. In addition, our own brand, Your Life®, is the largest VMS brand provided to the U.S. military. For the fiscal year 2005, our VMS business comprised approximately 61.2% of net sales. Sales of vitamins C and E, in the aggregate, accounted for approximately 11.5% of our gross sales in fiscal 2005.

Sales in fiscal 2005 were affected by pronounced product landscape changes in our VMS category; that is, higher sales of joint care products and lower sales of Vitamin E.  Vitamin E sales declined significantly in fiscal 2005 due to negative media reports and we expect our sales of Vitamin E in fiscal 2006 to continue to reflect the effects of the negative media as consumers consult their healthcare professionals to better understand the issues and the self-care alternatives.  On the other hand, our sales in the joint-care market grew significantly in fiscal 2005 and we expect to continue to grow our joint care sales and market share in fiscal 2006.

Vita Health produces approximately 173 different types of VMS products in approximately 510 different SKUs. However, the majority of Vita’s sales in this segment are concentrated in a few core products categories. The top 5 product categories, which comprise over one-half of Vita’s vitamin sales, are multivitamins, herbal products, mineral products, supplement products and vitamin C products.

OTC Products. We market more than 55 different OTC pharmaceutical products in approximately 640 different SKUs, including those products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories. Our current OTC products include national brand equivalents of Advil® (ibuprofen), Aleve® (naproxen), Claritin® (loratadine), TUMS® (calcium antacid), Tylenol® (acetaminophen) and Zantac® (ranitidine). We sell our OTC pharmaceuticals under our customers’ store brands as well as our own brand, Pharmacist Formula®. We have signed an agreement with Dr. Reddy’s Laboratories Limited (“Dr. Reddy’s Laboratories”) (NYSE: RDY), an emerging generic pharmaceutical company based in India, for the exclusive U.S. marketing rights for all Dr. Reddy’s Laboratories’ products that switch from prescription to OTC to take advantage of the anticipated wave of prescription drug patent expirations in the future.

Vita Health produces approximately 99 different types of OTC products in approximately 1,201 different SKUs. Vita’s OTC pharmaceutical sales are primarily analgesic products, allergy products, digestive aids and cough and cold products. In Canada, there are two primary classes of analgesics products, those with codeine and those without. Vita produces both types of products.

Contract Manufacturing Services. We provide contract manufacturing and packaging services to consumer products and pharmaceutical companies. We utilize our existing facilities, production equipment and personnel to manufacture and package products for our customers, generally under long-term contracts.

Subject to a long-term exclusive agreement, we supply Bayer HealthCare LLC (“Bayer”) with some vitamin and mineral supplements under the One-A-Day® brand name. Since 2000, the business with Bayer has grown significantly, fueled by the introduction of new products and Bayer consumer advertising. New product concepts are developed in conjunction with Bayer’s Consumer Care input, and are then formulated, tested, and ultimately manufactured by us. New products have driven the business, led by One-A-Day WeightSmart™ and the introduction of One-A-Day CarbSmart™.

Geographical Business Units

We operate under two separate geographical units, one in the United States and one in Canada. Our U.S. business consists of our U.S. operating subsidiaries, principally Leiner Health Products, LLC. Our Canadian business consists of Vita. Our U.S. operations consist of our corporate headquarters as well as five FDA approved facilities, which manufacture, package and distribute VMS and OTC solid dosage forms. For the fiscal year 2005, our U.S. operations generated approximately 89.2% of our net sales.

Vita is one of the leading manufacturers of store brand VMS and OTC products in Canada. Vita is located in Winnipeg, Manitoba, where it maintains manufacturing, packaging and distribution facilities. For the fiscal year 2005, Vita comprised approximately 10.8% of our net sales.

Customers

Our VMS and OTC store brand products are sold in all 50 states through over 40,000 outlets. These include nine of the 10 largest food retailers, all six of the largest drug chains, eight of the 10 largest mass merchants and the top three warehouse clubs in the United States. In addition, Leiner is the number one VMS supplier to U.S. military outlets worldwide. In fiscal 2005, two customers accounted for approximately 43.1% and 20.4% of our gross sales. However, our largest customer has two distinct retail divisions that, if viewed as separate entities, would constitute 24.6% and 18.5% of our gross sales for fiscal 2005. Each of our other major customers accounted for less than 10% of our gross sales for fiscal 2005. Our top ten customers in the aggregate accounted for approximately 84.5% of our gross sales for fiscal 2005.

Raw Materials

We purchase globally from third party suppliers of raw materials. We have multiple suppliers for most of our raw materials. For one of our top 10 raw materials, we purchase only from a single source. One supplier provided approximately 11.4% of the materials purchased during the fiscal year 2005 by us excluding purchases by Vita, our Canadian business. No other single supplier accounts for more than 10% of our material purchases.

Competition

The markets for our products are highly competitive. We compete on the basis of customer service, product quality, range of products offered, pricing and marketing support. In the VMS FDMC market, we believe that our major U.S. competitors are NBTY, Inc., Pharmavite LLC, Weider Nutrition International, Inc. and Perrigo Company. In the OTC FDMC market, we believe our major U.S. competitor is Perrigo Company. In the United States, we sell approximately 82.7% of our VMS products to FDMC retailers. We do not currently participate significantly in or sell to other channels such as health food stores, direct mail and direct sales and, therefore, may face competition from such alternative channels if more customers utilize these channels of distribution to obtain VMS products.

Employees

As of March 26, 2005, we had 2,217 full-time employees. Of these employees, 368 were engaged in executive or administrative capacities and 1,849 were engaged in manufacturing, packaging or distribution. In addition, we employed approximately 565 temporary workers. The large number of temporary workers gives us significant flexibility to adjust staffing levels in response to seasonal fluctuations in demand. Approximately 16.8% of our employees are represented by a collective bargaining agreement for Vita. We consider our relations with our employees to be good.

Research and Development

We conduct our research and development activities at our own manufacturing facilities located in Garden Grove, California, and Fort Mill, South Carolina, and with strategic third parties. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $5.5 million, $5.7 million and $5.3 million, in fiscal years 2003, 2004 and 2005, respectively.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more United States and Canadian federal agencies, including the FDA, the FTC, the CPC, Health Canada and also by various agencies of the states, provinces and localities in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of OTC drugs, while the FTC has jurisdiction to regulate advertising of these products.

The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a new framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defined “dietary supplements” as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without the food being “chemically altered.” A new dietary ingredient notification must provide the FDA evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient under the conditions suggested in the labeling “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

DSHEA permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease unless such claim has been reviewed and approved by the FDA). A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In some circumstances it is necessary to disclose on the label that the FDA has not “evaluated” the statement, to disclose the product is not intended to diagnose, treat, cure or prevent a disease, and to notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that a company wants to use is an unacceptable drug claim or an unauthorized version of a “health claim.” Such a determination might prevent a company from using the claim.

In addition, DSHEA provides that some so-called “third party literature,” e.g., a reprint of a peer reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented and must not have appended to it any other information. There can be no assurance, however, that all third party literature that we would like to disseminate in connection with our products will satisfy each of these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

As authorized by DSHEA, the FDA proposed Good Manufacturing Practices (“GMPs”) specifically for dietary supplements. These new GMP regulations, if finalized, would be more detailed than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged and held in compliance with some rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, we will be able to comply with the new rules without incurring substantial expenses.

OTC Pharmaceuticals. The majority of our OTC pharmaceuticals are regulated under the OTC Monograph System and are subject to some FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) prior to marketing. The FDA OTC Monograph System includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally may be developed under fewer restrictive conditions than those products that require the filing of an NDA or ANDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding some drug products that will allow the reclassification of those products as generally recognized as safe and effective and not misbranded and, therefore, no longer requiring the approval of an NDA or ANDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for some products.

We also market products that have switched from prescription to OTC status. These prescription to OTC switch products require approval by the FDA through our NDA or ANDA process before they can be commercialized. Based on current FDA regulations, all chemistry, manufacturing and control issues, bioequivalency and labeling related to these products are defined by the information included in the NDA or ANDA. The ANDA process generally reduces the time and expense related to FDA approval compared to the NDA process. For approval, we must demonstrate that the product is essentially the same as a product that has previously been approved by the FDA and is on the market and that our manufacturing process and other requirements meet FDA standards. This approval process may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment. Approval time is generally eighteen months to four years from the date of submission of the application. Changes to a product with an ANDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act) can grant a three-year period of marketing exclusivity to a company that obtains FDA approval of a prescription to OTC switch product when we have conducted new clinical investigations essential to the OTC approval. Unless we establish relationships with the companies having exclusive marketing rights, our ability to market prescription to OTC switch products and offer our customers products comparable to the national brand products would be delayed until the expiration of the three year exclusivity granted to those initiating the switch. There can be no assurance that, in the event that we apply for FDA approvals, we will obtain the approvals to market prescription to OTC switch products or, alternatively, that we will be able to obtain these products from other manufacturers.

The FDA Modernization Act of 1997 and the Best Pharmaceuticals for Children Act of 2002 amended the law regarding market exclusivity. In general, this legislation may grant an additional six months of exclusivity if the innovator conducted pediatric studies on the product. This policy will, in some instances, defer sales by us of some products.

The law regarding exclusivity and stays of approval for ANDA applications changed in late 2003. Consequently, the old law will apply to some ANDA applications filed or licensed by us and other companies and the new law will apply to other ANDAs. Because the two laws have some differing provisions, they will be discussed separately where necessary for clarity.

Under both versions of the law, if we are first to file our ANDA and meet some requirements, the FDA may grant a 180-day exclusivity for that product as to subsequently-filed ANDAs. During the ANDA approval process, patent certification is required and may result in legal action by the product innovator. The legal action generally would not result in material damages but could result in us being prevented from introducing the product if we are not successful in the legal action. We would, however, incur the cost of defending the legal action, and that action could have the effect of triggering a statutorily mandated delay in the FDA approval of the drug application for a period of up to 30 months, subject to court action lengthening or shortening the stay period. Under the old law (as amended retroactively by the new law) if there is a court decision in a patent litigation case related to the drug product that is favorable to us, the 180-day exclusivity period may commence on the date of the decision even though a petition for certiorari may be filed and the final decision is not entered until sometime later. We may, however, decide not to assume the risk of marketing an approved product prior to the final decision on review of the certiorari petition of the favorable opinion of an appellate court.

If we are not first to file an ANDA, the FDA may grant 180-day exclusivity to another company, thereby effectively delaying the launch of our product. Under the old law, if exclusivity is granted to us, there can be no assurance that the beginning of the exclusivity period will coincide with our ability to market the product, as FDA regulations potentially allowed the triggering of the exclusivity period by events that were outside of our control. Under the new law, our 180-day exclusivity period will be triggered only by our own commercial marketing of the ANDA drug. On the other hand, we could lose our 180-day exclusivity period if we do not commence marketing before some “forfeiture events” occur. These “forfeiture events” include the later of (1) the expiration of 75 days after the ANDA is granted or the expiration of 30 months after it is filed, whichever is earlier, or (2) 75 days after some court actions with respect to patents for which we have “lawfully maintained” paragraph IV certifications, or after the withdrawal of such patents from the Orange Book. The new law provides for other specified forfeiture events as well.

We are also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 amended the Controlled Substances Act to establish specified registration, recordkeeping and reporting requirements for manufacturers and distributors of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or PPA.  While some of our OTC pharmaceutical products contain pseudoephedrine, our products contain neither ephedrine, a chemical compound that is distinct from pseudoephedrine, nor PPA.  Pseudoephedrine is a common ingredient in decongestant products manufactured by us and other pharmaceutical companies. We have discontinued all products containing PPA. We believe that we and our products are in compliance with all applicable DEA requirements.

Manufacturing and Packaging. All facilities where foods (including dietary supplements) and pharmaceuticals are manufactured, packed, warehoused, or sold must comply with the FDA manufacturing standards applicable to that type of product. The FDA performs periodic audits to ensure that our facilities remain in compliance with the cGMP regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the products made in that facility, including seizure, injunction or recall. Our facilities are in compliance in all material respects with the cGMPs and other applicable requirements for each facility.

CPSC. The Consumer Product Safety Commission (“CPSC”) has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have such closures, and has adopted rules on the testing of such closures by both children and adults. We, working with our packaging suppliers, believe that we are in compliance with all CPSC requirements.

FTC. The FTC exercises primary jurisdiction over the advertising and other promotional practices of food and OTC pharmaceuticals marketers, and has concurrent jurisdiction with the FDA over the advertising and promotional practices of marketers of dietary supplements. The FTC has historically applied a different standard to health-related claims than the FDA; the FTC has applied a “substantiation standard,” which is less restrictive than the standard under the Nutritional Labeling Education Act (“NLEA”).  The FTC NLEA enforcement policy uses FDA regulations as a baseline (and safe harbor) and permits (1) nutrient content descriptions that are reasonable synonyms of FDA-permitted terms, and (2) qualified health claims not approved by the FDA where adequate substantiation exists for the qualified or limited claims.

State Regulation. All states regulate foods and drugs under local laws that parallel federal statutes. Because the NLEA gave the states the authority to enforce many labeling prohibitions of the Federal Food, Drug, and Cosmetic Act after notification to the FDA, we, and other dietary supplement manufacturers, may be subject to increasing state scrutiny for NLEA compliance, as well as increasing FDA review. We are also subject to California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and state consumer health and safety regulations, which could have a potential impact on our business if any of our products were ever found not in compliance. We are not engaged in any enforcement or other regulatory actions and are not aware of any products that are not in compliance with California Proposition 65 and other similar state regulations.

USP. The USP is a non-governmental, voluntary standard-setting organization. Its drug monographs and standards are incorporated by reference into the FDCA as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most OTC pharmaceuticals. The FDA would typically require USP compliance as part of cGMP compliance and with respect to ANDA drugs.

The USP has adopted standards for vitamin and mineral dietary supplements that are codified in the USP Monographs and the USP Manufacturing Practices.  These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. While USP standards for vitamin and mineral dietary supplements are voluntary, and not incorporated into federal law, our customers may demand that products supplied to them meet these standards. Label claims of compliance with the USP may expose a company to FDA scrutiny for those claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of our products labeled USP meet the USP standards.

Canadian Regulation. In Canada, our products are subject to federal and provincial law, particularly federal drug legislation. Government regulation under the Canadian Food and Drugs Act and the regulations thereunder require regulatory approvals of such products through a DIN, DIN-HM or NPN by Health Canada. All substances sold for ingestion by humans are regulated either as a food or drug under the Canadian Food and Drugs Act. In addition, some of our products are subject to government regulation under the CDSA. The Canadian Food and Drugs Act and the CDSA are enforced by Health Canada and other authorities.

On January 1, 2004, the Natural Health Products Regulations made under the Canadian Food and Drugs Act came into force, requiring all natural health products, including vitamin and mineral supplements, to have a Natural Health Product license. Health Canada has provided a transition period of six years ending December 31, 2009, during which compliance action for Natural Health Products (“NHP”) will be governed by the Health Products and Food Branch Inspectorate’s “Compliance Policy on Natural Health Products.” Natural Health Products are a subset of Drugs in the Food and Drugs Act.

The Canadian Food and Drugs Act governs the processing, formulation, packaging, labeling, advertising and sale of our products and regulates what may be represented in Canada on labels and in promotional material, in respect of the properties of the various products. The Canadian Food and Drugs Act also provides that any drugs sold in Canada must have a label affixed thereto that shows specified information, such as its proper scientific or common name, the name and address of the manufacturer, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, no person may sell a drug unless it has been assigned a DIN, DIN-HM or NPN, which are obtained through an application to Health Canada. Regulations under the Canadian Food and Drugs Act require all manufacturers to pay annual fees for their DINs.  Health Canada approval for the sale of our products may be subject to significant delays.

The office of Controlled Substances of Health Canada regulates the manufacture and sale of controlled substances as defined in the CDSA. The Controlled Drugs and Substances Act contains requirements for licenses of the factory, approved security, a qualified person in charge of the factory and detailed record keeping in connection with the manufacturing of controlled substances.

Regulations under the Canadian Food and Drugs Act set out mandatory and rigorous procedures, practices and standards for manufacturers. Health Canada performs inspections of companies in the industry to ensure compliance with the Canadian Food and Drugs Act and the CDSA. For each of our drug products, the development process, the manufacturing procedures, the use of equipment, and laboratory practices and premises must comply with Good Manufacturing Practices and Establishment Licensing regulations under the Canadian Food and Drugs Act.

Our Natural Health Products require regulatory approval in the form of a DIN-HM or NPN issued by Health Canada. Approvals are based on formulation and evidence of safety and efficacy. All of our products in the NHP category must comply with the Good Manufacturing Practices and Site Licensing requirements per the Natural Health Product Regulations under the Canadian Food and Drugs Act.

Intellectual Property

We regard our trademarks and other intellectual property rights as valuable assets and believe they are important in the marketing of our products. Among our most significant trademarks are Your Life® and Pharmacist Formula®. We have registered these and other material trademarks in the United States and some foreign countries. We intend to maintain the foreign and domestic registrations of our trademarks so long as they remain valuable to our business. Generally, registered trademarks have perpetual life provided they are renewed on a timely basis and continue to be used properly as trademarks. Our business is not dependent to a material degree on our patents, copyrights or trade secrets. We have no licenses to intellectual property that, if lost, would have a material adverse effect on our business.

Environmental Matters

We are subject to various United States and Canadian federal, state, provincial and local environmental laws and regulations. The costs of complying with such laws and regulations have not had, and are not expected to have, a material adverse effect on our business.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site at www.leiner.com as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission. To access these reports, go to our website at www.leiner.com/financials.

Risk Factors

Unfavorable research and publicity could negatively affect our sales of VMS products.

We are dependent upon consumer perception regarding the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. We believe the growth experienced in the last several years in the VMS FDMC market is based largely on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of some VMS products.

Various studies published since 1992 by researchers at major universities have suggested an association between regular consumption of antioxidant supplements such as vitamins C and E and a reduced risk of some diseases, including heart disease, cancer and Alzheimer’s disease. In addition, other studies have reported that consumption of folic acid (a B vitamin) can aid in the prevention of heart disease and neural tube birth defects. Such research has been described in major medical journals, magazines, newspapers and television programs. However, some recent studies relating to some antioxidants have produced results contrary to the favorable indications of other prior and subsequent studies.  For example, Vitamin E sales declined significantly in fiscal 2005 due to negative media reports.  The scientific research to date with respect to antioxidants and some other of our VMS products is not conclusive, and future scientific results and media attention may not be favorable or consistent. In the event of future scientific results or media attention that is perceived by our consumers as less favorable or that questions earlier research or publicity, our sales of VMS products could be materially adversely affected. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefit of our or similar products or that claims that any such products are ineffective could have a material adverse effect on our financial position, results of operations or cash flows.

Regulatory matters governing our industry could have a significant negative effect on our business.

The manufacturing, processing, formulation, packaging, labeling, advertising and sale of our products are subject to regulation by one or more U.S. and Canadian federal agencies, including the U.S. Food and Drug Administration (the “FDA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Consumer Product Safety Commission (the “CPSC”) and Health Canada. Our activities are also regulated by various agencies of the states, provinces, localities and countries in which some of our products are sold. In addition, we manufacture and market some of our products in compliance with the guidelines promulgated by voluntary standard organizations, such as the United States Pharmacopeia (“USP”).

If we fail to comply with federal, state or foreign regulations, we could be required to:

• change product labeling, packaging or advertising or take other corrective action;

• change product formulations;

• suspend the sale of products with non-complying specifications;

• initiate product recalls;

• prepare and submit a new drug application (“NDA”) or abbreviated NDA (“ANDA”) or foreign equivalent; or

• suspend manufacturing operations.

Any of these actions could have a material adverse effect on our financial position, results of operations or cash flows.

We expect that the FDA soon will adopt its proposed rules on good manufacturing practices in manufacturing, packaging or holding dietary ingredients and dietary supplements, which may apply to the VMS products we manufacture. These regulations would require dietary supplements to be prepared, packaged and held in compliance with several rules, and may require quality control provisions similar to those in the good manufacturing practice regulations for drugs. If the FDA adopts the good manufacturing practice regulations, we would incur additional, and potentially substantial, expenses to comply with the new rules.

In Canada, our products are subject to government regulation under the Food and Drugs Act and the regulations thereunder (the “Canadian Food and Drugs Act”) which require regulatory approvals of such products through a drug identification number (“DIN”), natural product number (“NPN”) or DIN-HM for homeopathic medicines by Health Canada. The loss of a particular DIN, DIN-HM or NPN would adversely affect the ability to continue to sell the particular product to which it was assigned. Material noncompliance with the provisions of the Canadian Food and Drugs Act may result in the loss of a DIN, DIN-HM or NPN or the seizure and forfeiture of products which are sold in noncompliance with the Canadian Food and Drugs Act. We are currently seeking regulatory approvals for some of our products. Regulatory approvals may not be received and receipt of such approvals may be subject to significant delays.

Some of our products are subject to government regulation under the Canadian Controlled Drugs and Substances Act and the regulations thereunder (the “CDSA”), which includes requirements for licenses of the factory, approved security, a qualified person in charge of the factory and detailed record keeping in connection with the manufacturing of controlled substances. The loss of a license or the failure to meet any of these requirements would adversely affect the ability to continue to manufacture and to sell products containing controlled substances.

Our Natural Health Products (NHP) require regulatory approval in the form of a DIN-HM or NPN issued by Health Canada. Approvals are based on formulation and evidence of safety and efficacy. All of our products in the NHP category must comply with the Good Manufacturing Practices and Site Licensing requirements per the Natural Health Product Regulations under the Canadian Food and Drugs Act.

In addition, we cannot predict whether new legislation or regulation governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulation on our business would be. Any such developments could, however, require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional or different labeling or other new requirements. Any such new legislation or regulation, including changes to existing laws and regulations, could have a material adverse effect on our financial position, results of operations or cash flows.

We depend on a limited number of customers for most of our net sales and the loss of one or more of these customers could reduce our net sales.

In fiscal 2005, we had approximately 50 active U.S. customers and our two largest customers accounted for approximately 43.1% and 20.4%, respectively, of our gross sales. Our top 10 customers, in the aggregate, accounted for approximately 84.5% of our gross sales for fiscal 2005. Retail customers in our industry do not generally offer or enter into long-term sales contracts with their suppliers. Consequently, we do not have long-term sales contracts with most of our retail customers. Should our relationship with one or more of our major customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Furthermore, the impact of retailer consolidation could have an adverse impact on future sales growth. Should one of our major customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.

A significant, unexpected disruption of operations at our facilities could adversely affect our financial position, results of operations or cash flows.

We operate three U.S. manufacturing facilities, one manufacturing, packaging and distribution facility and one sales, packaging and distribution facility, located in California, North Carolina and South Carolina. We also operate manufacturing, packaging and distribution facilities located in Manitoba, Canada. The primary manufacturing facilities for our VMS and OTC products are in California, North Carolina and South Carolina. A significant, unexpected disruption at any of our facilities could have a material adverse effect on our financial position, results of operations or cash flows.

Our industry is highly competitive and price competition could diminish our sales volumes and revenues and our gross profits.

The market for our products is highly competitive. We compete with other VMS and OTC pharmaceuticals manufacturers, including national brand companies and generic prescription companies. Among other factors, competition among these manufacturers is based upon price. If one or more manufacturers significantly reduce their prices in an effort to gain market share, our financial position, results of operations or market position could be materially adversely affected. Some of our competitors, particularly manufacturers of nationally advertised brand name products, are larger and have resources substantially greater than we do, and are less leveraged than we are. In the future, one or more of these companies could seek to compete more directly with us by manufacturing store brand products or by significantly lowering the prices of their national brand products. Due to the high degree of price competition, we have not always been able to fully pass on cost increases to our customers. The inability to pass on future cost increases, the impact of direct store brand competitors and the impact of national brand companies lowering prices of their products or directly operating in the store brand market could have a material adverse effect on our financial position, results of operations or cash flows.

We sell substantially all of our VMS products to FDMC retailers. Although we do not currently participate significantly in or sell to other channels such as health food stores, direct mail and direct sales, our products may face competition from such alternative channels if more customers utilize these channels of distribution to obtain VMS products. We have evaluated, and will continue to evaluate, the products and product categories in which we do business. Future product line extensions, or deletions, could have a material adverse effect on our financial position, results of operations or cash flows.

Our inability to continue to execute our business plan could adversely affect our business.

Our competitive strengths include our reputation for supplying quality products, low-cost focus, sales and marketing strategies (including the wide range of products offered), and our customer service commitment (including adaptability to customer needs and speed of delivery). If we are unable, for any reason, to continue to control manufacturing costs or maintain our other competitive strengths, we may not be able to continue to execute our business plan, which could have a material adverse effect on our financial position, results of operations or cash flows.

Our failure to meet our industry’s demand for new products could adversely affect our financial position, results of operations or cash flows.

The industry we serve is characterized by rapid and frequent changes in demand for products and new product introductions. Some of our competitors may invest more heavily in research and/or product development than we do. The success of our new product offerings depends upon a number of factors, including our ability to:

• accurately anticipate customer needs;

• innovate and develop new products;

• successfully commercialize new products in a timely manner;

• price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

• differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could become obsolete, our sales could suffer, and we could lose market share, which could have a material adverse effect on our financial position, results of operations or cash flows.

We rely on third-party suppliers for some important ingredients and products that we cannot manufacture.

We purchase from third-party suppliers some important ingredients and products that we cannot manufacture. We currently have supply agreements with several suppliers of most of these ingredients and products, and our purchased materials are generally available from numerous sources. However, in some instances, including for one of our top 10 raw materials, we purchase only from a single source. Furthermore, our suppliers and vendors may not provide these ingredients and products in the quantities requested, in a timely manner or at a price we are willing to pay. An unexpected interruption of supply could materially adversely affect our financial position, results of operations or cash flows. One supplier provided approximately 11.4% of the materials purchased during fiscal 2005, and a loss of this supplier or any of our key single source suppliers could have a material adverse effect on our financial position, results of operations or cash flows.

Increased demand for some of our products can occasionally exceed the existing supply of some important ingredients and components that we do not manufacture. We generally receive adequate notice of any potential disruption in the supply of such ingredients and components to ensure sufficient time to procure alternative sources. An interruption in supply of such ingredients and components that we are unable to remedy could result in our inability to deliver our products on a timely basis, which, in turn, could have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we expect that the FDA may soon adopt its proposed rules on good manufacturing practices in manufacturing, packaging or holding dietary ingredients and dietary supplements. Our suppliers and vendors may be subject to, and may not be able to comply with, these regulations. Even if our suppliers and vendors are able to comply with these regulations, their compliance may increase the cost of some ingredients and products.

A rise in raw material prices could increase our product costs and dilute our margins.

Raw materials account for a significant portion of our manufacturing costs.  We are exposed to risks in the raw materials market, which include limited supply of key raw materials and material fluctuations in pricing.  We have encountered material fluctuations in the pricing of key raw materials in the past such as glucosamine and chondroitin.  Consequently, the price of key raw materials may not remain relatively constant and product costs could increase significantly if raw material prices increase by amounts substantially above current prices, which would dilute our margins and adversely affect our profitability.  We have not always in the past been, and may not in the future always be, able to raise customer prices quickly enough to fully offset the effects of any increase in raw material prices.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

Our ability to compete effectively depends in part upon our rights in the trademarks, designs, processes, technologies and materials owned by, used by or licensed to us. The market for our products depends to some extent upon the goodwill associated with our trademarks and trade names.

Although we attempt to protect our trademarks and other intellectual property in the United States and in the foreign countries in which we operate through a combination of trademark, patent and trade secret laws and nondisclosure agreements, these protections may be insufficient. In addition, because of the differences in foreign trademark, patent and other intellectual property laws, our intellectual property rights may not receive the same protection in foreign countries as they would in the United States.

Other parties may infringe our intellectual property rights and may thereby dilute our brands in the marketplace. We may not always be successful in protecting or enforcing our intellectual property rights against competitors or other challenges. Litigation may be required to protect our intellectual property rights; the accompanying costs of time and money may be substantial. A successful claim of trademark, patent or other intellectual property infringement against us could prevent us from manufacturing or selling products, which could have a material adverse effect on our financial position, results of operations or cash flows.

The packaging of some of our branded products identifies nationally branded products with which our products are comparable. In addition, the formulations for our store brand products are comparable to the national brands with which they compete. We have received letters from other companies alleging that our trademarks, trade dress and/or patents have infringed their intellectual property. Although we are not currently involved in litigation of such matters, we could be subject to legal actions in the future.

The unfavorable resolution of pending product liability claims or of any additional product liability claims brought in the future could have a material adverse effect on our financial position, results of operations or cash flows.

As a manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our VMS products is alleged to have resulted in injury. Our VMS products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our OTC products are subject to strict FDA regulations. We have in the past been and are currently subject to various product liability claims and may be subject to additional claims in the future.

There are currently seven pending individual product liability complaints filed against us and other defendants regarding allegations of damages sustained from ingestion of products containing phenylpropanolamine (“PPA”).  Prior to the FDA revising its opinion regarding PPA in November 2000, we manufactured cold remedy products and diet aids that contained PPA. One of the seven PPA claims involve products that were neither manufactured nor distributed by us.

A supplier of chocolate laxatives to us, which also manufactures its own national brand laxatives, has been served with many complaints regarding product liability. The complaints allege a variety of injuries including bowel impaction, dependence and colon issues. Pursuant to our supply agreement, the supplier has asked us for indemnification regarding 46 of the individual complaints and one class action complaint.

A complaint has been filed against 40 defendants, including us, alleging business practice violations in connection with the manufacture, labeling and sale of kava kava products. We no longer manufacture or distribute products containing kava kava.

In addition, on February 6, 2004, the FDA issued a regulation prohibiting the sale of dietary supplements containing ephedrine alkaloids (“ephedra”). We and some of our predecessors have sold products containing ephedra. Although several claims have been filed against other manufacturers and distributors of products containing ephedra, the only complaint against us concerns a product that was not manufactured by us. Other claims may be filed against us in the future. In addition, we briefly manufactured products containing bitter orange, an ephedra alternative.

Two other product liability complaints have been filed against us. The first involves women’s laxative tablets allegedly to have been expired and the second claim alleges the erroneous dispensation of acetylsalicylic acid (aspirin) in lieu of acetaminophen with codeine.

The unfavorable resolution of any of these pending product liability claims or of any additional product liability claims brought in the future could have a material adverse effect on our financial position, results of operations or cash flows if the judgments awarded in such cases exceed our insurance coverage. Since June 2004, we no longer have product liability coverage for new claims related to the use of PPA. Product liability insurance may not continue to be available to us at an economically reasonable cost and the coverage of these policies may not be adequate to cover liability incurred by us in respect of product liability claims. If we do not have adequate insurance, product liabilities relating to our products could have a material adverse effect on our financial position, results of operations or cash flows. For more information regarding our product liability claims, see “Item 3— Legal Proceedings.”

Product recalls costs could hurt our business.

The FDA or Health Canada may take action with respect to any of our products that it deems fall within its jurisdiction. These actions could require us to change our product labeling or remove a particular product from the market. Any future recall or removal would result in additional costs to us, and could give rise to product liability litigation, either of which could be material. We cannot predict whether the FDA or Health Canada will take action with respect to any of our products and any such product recalls or removals could have a material adverse effect on our financial position, results of operations or cash flows.

We have limited long-term human consumption experience for some products; if adverse reactions from long-term consumption of these products occur, we could be subject to product liability claims.

Some of our products contain ingredients which do not have long histories of human consumption, and our products may not have the effects intended. Previously unknown adverse reactions resulting from the long-term human consumption of these ingredients could occur. If our products are alleged to have resulted in injury or death, we could be subject to product liability claims, which could have a material adverse effect on our financial position, results of operations or cash flows. We are currently party to several product liability claims alleging injury or death from the use of our products. See “—The unfavorable resolution of pending product liability claims or of any additional product liability claims brought in the future could have a material adverse effect on our financial position, results of operations or cash flows.”

We depend on key personnel for our current and future performance.

The operation of our business requires managerial and operational expertise. Our future success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. We do not have employment contracts with several of our executive officers, including our Chief Executive Officer and our President. If, for any reason, key personnel do not continue to be active in our management, such loss could have a material adverse effect on our financial position, results of operations or cash flows.

Rising insurance costs and changes in the availability of insurance could have a material adverse effect on our financial position, results of operations or cash flows.

We maintain insurance, including property, general and product liability, workers’ compensation and directors’ and officers’ liability, to protect ourselves against potential loss exposures. To the extent that losses occur, there could be a material adverse effect on our financial position, results of operations or cash flows depending on the nature of the loss and the level of insurance coverage. We cannot predict whether deductible or retention amounts will increase or whether coverages will be reduced in the future. For example, since June 2004, we no longer have product liability coverage for new claims related to the use of PPA.

Our operating cash flow has been impacted by rising insurance costs. The cost to obtain all types of insurance continues to increase throughout the nation due to circumstances beyond our control. A continued trend of rising insurance costs could have a material adverse effect on our financial position, results of operations or cash flows.

Our 2002 restructuring could result in significant tax exposures.

In April 2002, we underwent a restructuring under Chapter 11 of the Bankruptcy Code. As part of the restructuring, we and our affiliates undertook some transactions which we believe should qualify as tax-free and should not have resulted in recognition of any gain or loss by us or our affiliates. If, however, such transactions were ultimately determined not to be tax-free, we could be required to pay a substantial amount of U.S. federal income tax and interest, which could have a material adverse effect on our financial position, results of operations or cash flows.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations on the Notes.

We have substantial indebtedness. As of March 26, 2005, we had approximately $396.5 million of total indebtedness. In addition, subject to restrictions in the indenture and our New Credit Facility, we may incur additional indebtedness. In particular, as of March 26, 2005, we have $38.0 million of additional borrowing capacity under the revolving portion of our New Credit Facility, net of $12.0 million of outstanding letters of credit.

Our high level of indebtedness could have important consequences to the holders of Notes. For example, it could:

• make it more difficult for us to satisfy our obligations on the Notes;

• require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

• limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

• increase our vulnerability to general adverse economic and industry conditions;

• place us at a disadvantage compared to our competitors that have less debt;

• expose us to fluctuations in the interest rate environment because the New Credit Facility is at a variable rate of interest; and

• limit our ability to borrow additional funds.

We expect to obtain the money to pay our expenses and to pay the principal and interest on the Notes, our New Credit Facility and other debt from cash flow from our operations and from additional loans under our New Credit Facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt (including the Notes) and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the Notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our New Credit Facility and the indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Notes and our ability to pay principal of and interest on the Notes.

The right of holders of Notes to receive payments on the Notes and guarantees is subordinated to our and the guarantors’ senior debt.

Payment on the Notes and guarantees is subordinated in right of payment to all of our and the guarantors’ senior debt, including our New Credit Facility. As a result, upon any distribution to our creditors or the creditors of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the guarantors or our or their property, the holders of senior debt will be entitled to be paid in full in cash before any payment may be made on these Notes or the subsidiary guarantees. In these cases, we and the subsidiary guarantors may not have sufficient funds to pay all of our creditors, and holders of Notes may receive less, ratably, than the holders of senior debt and, due to the turnover provisions in the indenture, less, ratably, than the holders of unsubordinated obligations, including trade payables. In addition, all payments on the Notes and the guarantees will be blocked in the event of a payment default on designated senior debt and may be blocked for up to 179 consecutive days in the event of specified non-payment defaults on designated senior debt.

As of March 26, 2005, the Notes and the guarantees are subordinated to $246.5 million of senior debt, and $38.0 million is available for borrowing as additional senior debt under the revolving portion of our New Credit Facility, net of $12.0 million of outstanding letters of credit. We are permitted to incur substantial additional indebtedness, including senior debt, in the future under the terms of the indenture.

The indenture for the Notes and our New Credit Facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.

The indenture for the Notes and our New Credit Facility impose significant operating and financial restrictions on us. These restrictions limit the ability of us and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our New Credit Facility requires us to maintain specified financial ratios. These covenants may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Claims of creditors of our non-guarantor subsidiaries will generally have priority with respect to the assets and earnings of these subsidiaries over the claims of holders of the Notes.

Our foreign subsidiaries are not guaranteeing the Notes. Claims of creditors of the non-guarantor subsidiaries, including trade creditors, secured creditors and creditors holding indebtedness, and claims of preferred stockholders (if any) of the non-guarantor subsidiaries, will generally have priority with respect to their assets and earnings over the claims of creditors of our company, including holders of the Notes, even if the obligations of the subsidiaries do not constitute senior indebtedness, except to the extent that the issuer is itself recognized as a creditor of the subsidiary, in which case the claims of the issuer would still be subordinate to any security in the assets of the subsidiary and any indebtedness of the subsidiary senior to that held by the issuer. As of March 26, 2005, our non-guarantor subsidiaries had $13.2 million of liabilities (including trade payables) outstanding.

We may not be able to purchase the Notes upon a change of control.

Upon the occurrence of a “change of control,” as defined in the indenture, each holder of the Notes will have the right to require us to purchase the Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the Notes would be an event of default under the indenture, which would in turn be an event of default under our New Credit Facility. In addition, a change of control may constitute an event of default under our New Credit Facility. A default under our New Credit Facility would result in an event of default under the indenture if the lenders accelerate the debt under our New Credit Facility.

If a change of control occurs, we may not have enough assets to satisfy all obligations under our New Credit Facility and the indenture related to the Notes. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our New Credit Facility and the Notes or obtain a waiver from the lenders or holders of the Notes. We may not be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all.

We are controlled by our principal stockholders, which may have interests in conflict with the interests of holders of the Notes.

The Golden Gate Investors and the North Castle Investors each own or control 49.6% (46.7% including our delayed delivery share awards) of the voting power of the outstanding shares of our new parent company. The Golden Gate Investors and the North Castle Investors effectively control the outcome of matters requiring a stockholder vote, including the election of directors. Moreover, under the terms of a stockholders agreement, the Golden Gate Investors and the North Castle Investors possess approval rights over some significant transactions that may be pursued by us, including mergers or sales.

The interests of the Golden Gate Investors or the North Castle Investors could conflict with the interests of holders of the Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Golden Gate Investors or the North Castle Investors might conflict with the interests of holders of the Notes. The Golden Gate Investors or the North Castle Investors may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of the Notes.

The Notes and guarantees may be voided under specific legal circumstances.

The Notes are guaranteed by all of our existing and future domestic restricted subsidiaries. The Notes and guarantees may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or reorganization case or lawsuit is commenced by or on behalf of our or one of a guarantor’s unpaid creditors. Under these laws, if a court were to find in such a bankruptcy or reorganization case or lawsuit that, at the time the issuer of Notes incurred the debt evidenced by the Notes or any guarantor issued a guarantee of the Notes:

• it received less than reasonably equivalent value or fair consideration for issuing the Notes or the guarantee, as applicable, and at the time:

• it was insolvent or rendered insolvent by reason of issuing the Notes or the guarantee, as applicable;

• it was engaged, or about to engage, in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business;

• it intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature;

• it was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied; or

• it issued the Notes or the guarantee, as applicable, to delay, hinder or defraud present or future creditors;

then the court could void the obligations under the Notes or the guarantee, as applicable, subordinate the Notes or the guarantee of the Notes, as applicable, to other debt or take other action detrimental to the holders of the Notes.

We cannot be sure as to the standard that a court would use to determine whether the issuer or a guarantor was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the Notes or the guarantees would not be voided or the Notes or the guarantees would not be subordinated to other debt. If such a case were to occur, the guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than fair consideration. A court could thus void the obligations under the guarantee, subordinate the guarantee to the applicable guarantor’s other debt or take other action detrimental to holders of the Notes.

ITEM 2.                             PROPERTIES

The following table sets forth the location, type of facility, square footage and ownership interest in each of our principal facilities. We also lease certain additional office space throughout the United States.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Date of Lease Expiration
Fort Mill, SC	Manufacturing, packaging and distribution	680,000	Leased	8/31/2013
Carson, CA	HQ, Sales, Packaging, Distribution	488,000	Leased	3/31/2014
Winnipeg, Manitoba	Manufacturing, Packaging,	185,000	Owned	—
	Distribution	34,500	Leased	8/31/2006
Garden Grove, CA	Manufacturing	165,000	Leased	8/31/2011
Wilson, NC	Manufacturing	125,000	Owned	—
Valencia, CA	Manufacturing	52,500	Leased	8/31/2012

We believe that our facilities and equipment are generally well maintained and in good operating condition.

Our active manufacturing and distribution facilities consist of approximately 1.7 million square feet of owned or leased plant and office facilities in six locations, in three U.S. states and one Canadian Province. We are one of the largest manufacturers in the North American vitamin products industry and are capable of packaging over 37.4 billion doses each year.

We have four U.S. manufacturing facilities, which are located in Garden Grove, California, Valencia, California, Wilson, North Carolina and Fort Mill, South Carolina. The primary manufacturing facilities for our vitamin products and OTC pharmaceuticals are our 165,000 square foot Garden Grove plant, our 125,000 square foot Wilson plant and our 680,000 square foot Fort Mill facility. In the event of a catastrophic casualty to one of our primary vitamin or OTC tableting facilities, we have the ability to shift production to other facilities. In fiscal 2005, we operated two packaging and distribution facilities in the U.S., which are located in Carson, California and Fort Mill, South Carolina.

Vita Health currently tablets, bottles and packages its products in a 185,000 square foot facility in Manitoba of which approximately 20,000 square feet is office space.

ITEM 3.                             LEGAL PROCEEDINGS

We are from time to time engaged in litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters. However, some of these matters are material and an adverse outcome in these matters could have a material adverse effect on our financial condition, results of operations or cash flows. Through our insurers and outside counsel, we are vigorously defending each of these claims. We maintain insurance against product liability claims, but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liability actually incurred.

Product Liability

There are currently seven pending individual product liability complaints filed against us and/or our customers alleging damages sustained from ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and November 4, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas and Louisiana. The complaints include allegations such as death, subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised their opinion regarding PPA in November 2000. One of the seven PPA claims involve products that were neither manufactured nor distributed by us.

A supplier of chocolate laxatives to us, which also manufactures its own national brand laxatives, has been served with many product liability complaints. The complaints allege a variety of injuries including bowel impaction, dependence and colon issues. Pursuant to our supply agreement, the supplier has asked us for indemnification for 46 individual complaints and one class action complaint.

On March 11, 2002, Sarah Althoff and other plaintiffs filed a complaint against 40 defendants, including us, in the Superior Court of the State of California, County of Los Angeles, alleging business practice violations in connection with the manufacture, labeling and sale of kava kava products. We are currently in settlement negotiations in this case. We no longer sell products containing kava kava.

On April 2, 2002, Phyllis DiCenzo filed a complaint against us and one of our customers in the Court of Common Pleas of Trumbull, Ohio, alleging that she was injured by metal particles that were negligently included in the container of powdered multi-vitamin product she opened. We received this product in individually sealed containers from our indemnifying supplier, whose insurer is defending the action.

On January 29, 2002, Eiko Winters filed a complaint against six other defendants, including us, alleging wrongful death of a relative due to ingestion of methylsulfonylmethane (“MSM”). Discovery is currently being conducted in this case.

In addition, on February 6, 2004, the FDA issued a regulation prohibiting the sale of dietary supplements containing ephedra. We and some of our predecessors have sold products containing ephedra. Although claims have been filed against other manufacturers and distributors of products containing ephedra, no claims have been filed against us to date, but such claims may be filed against us in the future. In addition, we briefly manufactured products containing bitter orange, an ephedra alternative.

On June 17, 2004, Sandra Knight filed a complaint in the Parish of Avoyelles in the State of Louisiana against one of our suppliers, one of our customers and us regarding women’s laxative tablets. The plaintiff alleges injury resulting from ingestion of tablets she alleges was expired when packaged. We filed discovery requests along with our denial.

Paula Malo filed a complaint against a retailer and an entity from which we purchased substantially all of its assets.  The plaintiff alleged injury as a result of misdispensation of acetylsalicylic acid (aspirin) instead of acetaminophen with codeine.  The plaintiff moved to add us as a defendant.

Employment Law

On April 18, 2003, John Sullivan filed a complaint alleging retaliatory firing in the California Supreme Court. All claims in this case were dismissed on March 23, 2004. The plaintiff has announced the intent to appeal, but no appeal has been filed to date.

Breach of Contract

We filed a complaint against AerChem Inc., Weber Distribution Warehouses Inc. and Namar Company, in the Supreme Court of the State of California, County of Orange. The complaint involves our former suppliers’ breach of contract and negligence in the mislabeling of raw materials that were shipped to us. Due to the defendants’ mislabeling, we processed bulk tablets containing titanium dioxide instead of zinc oxide, resulting in destruction of some raw materials. Our testing methods detected the error and shipment was averted, but we estimate that we lost potential profits. This matter was settled on September 8, 2004, and we were paid a settlement amount.

Intellectual Property

The packaging of some of our branded products identifies nationally branded products with which our products are comparable. In addition, the formulations for our store brand products are comparable to the national brands with which we compete. We have received letters from other companies alleging that our trademarks, trade dress and/or patents have infringed their intellectual property. We design our packaging and manufacture products to avoid infringing the intellectual property rights of other companies.

In December 2003, Bausch & Lomb Incorporated filed a complaint against us in the U.S. District Court, Western District of New York, alleging that our manufacture of ProtectaVision™ products infringed Bausch & Lomb’s patent for its PreserVision® products. We entered into a settlement agreement on February 2004, which provided that we will no longer sell ProtectaVision™ products after July 2004.  We have complied fully with the terms of this settlement.

On September 5, 2003, we filed a complaint for declaratory judgment against Cytodyne Technologies, Inc. in the U.S. District Court, Central District of California. Our complaint was filed in response to a letter from Cytodyne alleging that our manufacture of Slimadrine® infringed Cytodyne’s patent, trademark and trade dress regarding their Xenadrine® product. We have entered into a settlement agreement with one Cytodyne entity, but are awaiting approval of the bankruptcy court regarding settlement with the two remaining Cytodyne entities that filed for Chapter 11 bankruptcy protection in October 2003.

We purchased soy isoflavones from a supplier that is involved in litigation with a competing soy supplier regarding conflicting method and use patents owned by or licensed to the two suppliers. One of our competitors has been named as a defendant. We manufacture three (3) products that contain soy isoflavones.

From time to time, we are involved in other various legal proceedings arising in the ordinary course of our business operations, such as personal injury claims, employment matters, intellectual property and contractual disputes.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for our Common Stock. All of the outstanding shares of our Common Stock are held by Leiner Holdings Corp. We did not pay any dividends in fiscal 2005.

ITEM 6.                             SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our consolidated financial statements. This data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”  Effective fiscal 2003, we changed our reporting period to a 52-week or 53-week fiscal year, falling on the last Saturday in March each year. Each of the fiscal years ended March 29, 2003, March 27, 2004 and March 26, 2005 were comprised of 52-week periods.

	Year Ended
	March 31, 2001	March 31, 2002	March 29, 2003 (1)	March 27, 2004	March 26, 2005
	(dollars in thousands)
Consolidated Statement of Operations Data:
Net sales	$600,616	$585,625	$574,281	$661,045	$684,901
Cost of sales	560,278	467,047	430,090	486,554	512,871
Gross profit	40,338	118,578	144,191	174,491	172,030
Marketing, selling and distribution expenses	68,985	54,110	48,600	56,448	58,532
General and administrative expenses	48,755	59,119	43,931	41,041	34,134
Research and development expenses	9,382	6,223	5,487	5,670	5,299
Amortization of goodwill and other intangibles	5,610	6,682	1,585	447	250
Restructuring charges	9,761	4,440	(245)	—	—
Recapitalization expenses.	—	—	—	—	87,982
Other operating expense (income) (2)	(18,426)	(27,446)	(77,708)	1,528	2,386
Operating income (loss)	(83,729)	15,450	122,541	69,357	(16,553)
Loss from investment in joint venture	713	274	—	—	—
Interest expense, net	35,947	34,951	18,809	18,954	32,346
Income (loss) before income taxes	(120,389)	(19,775)	103,732	50,403	(48,899)
Provision for (benefit from) income taxes	(1,487)	(10,248)	15,587	11,347	(987)
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(118,902)	(9,527)	88,145	39,056	(47,912)
Extraordinary gain, net	—	—	68,106	—	—
Cumulative effect of change in accounting principle, net	(3,485)	—	(10,521)	—	—
Net income (loss)	(122,387)	(9,527)	145,730	39,056	(47,912)
Accretion on preferred stock	—	—	(8,083)	(12,105)	(39,212)
Net income (loss) attributable to common shareholders	$(122,387)	$(9,527)	$137,647	$26,951	$(87,124)
Other Financial Data:
Cash flow from (used in) operating activities	$19,956	$31,348	$88,190	$38,448	$(39,230)
Cash flow from (used in) investing activities	(26,600)	209	(9,629)	(13,857)	(21,310)
Cash flow from (used in) financing activities	32,858	(37,791)	(82,851)	(9,834)	40,867
Capital expenditures	8,083	1,325	5,648	10,413	17,991
EBITDA (3)	(57,645)	44,329	199,777	84,025	(2,831)
Consolidated Balance Sheet Data (as of end of period):
Cash and cash equivalents	$27,788	$21,236	$17,547	$33,824	$16,951
Working capital (4)	84,730	70,773	102,350	133,791	133,131
Total assets	402,988	333,460	337,529	387,727	416,798
Total debts	374,382	336,287	174,630	171,006	396,526
Series A redeemable preferred stock	—	—	28,083	40,188	—
Shareholders’ equity (deficit)	(117,934)	(127,649)	23,183	51,014	(122,974)

(1) We consummated a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and emerged from court protection on April 19, 2002.

(2) Other operating expense (income) includes $24,298, $40,778 and $98,380 in fiscal 2001, 2002 and 2003, respectively, representing settlement awards received in connection with an antitrust suit against some of our raw material suppliers, net of legal and consulting fees and other costs of approximately $4,300, $9,930 and $19,186, respectively.

(3) EBITDA is defined as income (loss) before income taxes, interest expense, net and depreciation and amortization. EBITDA should not be considered as an alternative to, or more meaningful than, amounts determined in accordance with GAAP including: (a) operating income (loss) as an indicator of operating performance or (b) cash flows from operations as a measure of liquidity. EBITDA is presented as additional information because we believe it may be useful to investors as an indicator of our ability to service and incur indebtedness and a useful measure of our operating performance. EBITDA is not calculated identically by all companies, and, therefore, the presentation in this prospectus may not be comparable to similarly titled measures of other companies. The following table represents a reconciliation of EBITDA to net income (loss), a GAAP measure:

	Year Ended
	March 31, 2001	March 31, 2002	March 29, 2003	March 27, 2004	March 26, 2005
	(dollars in thousands)

Net income (loss)	$(122,387)	$(9,527)	$145,730	$39,056	$(47,912)
Interest expense, net	35,947	34,951	18,809	18,954	32,346
Provision for (benefit from) income taxes	(1,487)	(10,248)	15,587	11,347	(987)
Depreciation and amortization	30,282	29,153	19,651	14,668	13,722
EBITDA	$(57,645)	$44,329	$199,777	$84,025	$(2,831)

 (4) Fiscal 2001 working capital is shown net of $370,705 of debt which was classified as current due to events of default under the then existing credit agreement.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise the terms “our company”, “we”, “our”, and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries (the “Company”); including Vita Health Products Inc. of Canada (“Vita”), a wholly owned subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements contained elsewhere in this report. Effective fiscal 2003, we changed our reporting period to a 52-week or 53-week fiscal year, falling on the last Saturday in March each year. Each of the fiscal years ended March 29, 2003, March 27, 2004 and March 26, 2005, were comprised of 52-week periods.

Overview

We are the leading manufacturer of store brand VMS products and the second largest supplier of store brand OTC pharmaceuticals in the U.S. FDMC retail market, as measured by U.S. retail sales in 2004. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading FDMC retailers and focus on the fastest-growing of these retailers—the mass merchants and warehouse clubs. In addition to our primary VMS and OTC products, we provide contract manufacturing services to consumer products and pharmaceutical companies.

We generated 67.0%, 62.7% and 61.2 % of our net sales from VMS products and 26.0%, 28.9% and 31.2% of our net sales from OTC products in fiscal 2003, 2004 and 2005, respectively. Contract manufacturing services accounted for 7.0%, 8.3% and 7.6% of our net sales in fiscal 2003, 2004 and 2005, respectively. Our VMS products include multi-vitamins, vitamins C and E, joint care category, as well as minerals and supplements. Our OTC products principally consist of analgesics, cough, cold and allergy medications and digestive aids. Most of our products are manufactured for our customers to sell as their own store brands, although we also sell our VMS products under our own Your Life® brand and our OTC products under our own Pharmacist Formula® brand.

We believe that trends in the VMS and OTC FDMC store brand markets are the most significant trends impacting our financial performance. We estimate that over the last 10 years, the VMS FDMC and OTC FDMC markets have grown to approximately $4.0 billion and $10.7 billion, respectively, as measured by 2004 retail sales. Over the same period, we estimate that the VMS FDMC market has grown at a compound annual growth rate of approximately 7.9% and the OTC FDMC market has grown at a compound annual growth rate of approximately 5.3%. Within the VMS FDMC and OTC FDMC markets, store brands have grown faster than national brands. Over the last 10 years, we estimate that the VMS FDMC store brand market has grown at a compound annual growth rate of approximately 10.2% and the OTC FDMC store brand market has grown at a compound annual growth rate of approximately 8.0%. This growth in the VMS and OTC FDMC markets is driven by (1) the aging of the U.S. population and the increased life expectancy, (2) the increase in healthcare costs, which has driven managed care companies and legislators to seek to enhance the availability of lower cost healthcare alternatives such as OTC drugs and generic drugs, and (3) what we believe is the increasing use by Americans of self-care techniques prior to seeing a doctor. In addition, the growth experienced in the last several years in the VMS FDMC market has also been based on national media attention in regards to recent scientific research suggesting potential health benefits from regular consumption of some VMS products. However, as has been the case in the past, negative scientific research or publicity concerning the health benefits of vitamin consumption could adversely impact the growth of the VMS market.

We operate under two separate geographical units, one in the United States and one in Canada. Our U.S. business consists of our U.S. subsidiaries, principally Leiner Health Products, LLC. Our Canadian business consists of Vita Health Products Inc. (“Vita”).

Vita is one of the leading manufacturers of store brand VMS and OTC products in Canada. Vita generated 35.7%, 32.2% and 33.4% of its net sales from VMS products and 62.5%, 66.1% and 65.8% of its net sales from OTC products, respectively, for the fiscal years 2003, 2004 and 2005. Vita’s contract manufacturing services accounted for 1.8%, 1.7% and 0.8% of its net sales for the fiscal years 2003, 2004 and 2005, respectively.

Vita is located in Winnipeg, Manitoba, where it maintains manufacturing, packaging and distribution facilities. For the fiscal years 2003, 2004 and 2005, Vita comprised 7.9%, 8.9% and 10.8% of our net sales, respectively.

General

We generate revenue through the sale of our manufactured products and the distribution to customers of products manufactured by third parties. We recognize revenue after all significant obligations have been met, collectibility is probable and when title passes, which is generally upon receipt of products by the customer. Net sales include provisions for estimated discounts, allowances, returns and trade expenses. Consideration paid by us to our customers, such as product placement fees and cooperative advertising, is classified as a reduction in revenue. Cost of sales includes all direct material and labor costs and indirect costs such as indirect labor, depreciation, insurance and supplies. Selling, general and administrative expenses (“SG&A”) consist of: (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. Research and development expenses (“R&D”) include the costs associated with developing new products.

Restructuring charges relate to the facility consolidation and workforce reductions described in further detail below under “Prepackaged Reorganization in Fiscal Year 2002 and Reengineering.” These charges consisted principally of severance costs and lease terminations.

Prepackaged Reorganization in Fiscal Year 2002 and Reengineering

In September 1999, raw material suppliers to the vitamin industry, including F. Hoffmann-La Roche Ltd., BASF AG and others, were convicted by the Department of Justice for illegally colluding to fix prices. At the time, we had a high concentration of our sales in vitamins E and C, the raw material prices of which were illegally inflated by our suppliers. In April 2000, a competitor drastically lowered prices to gain share from our core customers largely as a result of the significant reduction in prices for the raw materials vitamins E and C. At the same time, we were working our way through the higher cartel-priced vitamin C and E inventory on our balance sheet. The higher cost of the inventory for the affected products in conjunction with eroding prices drove down sales and profitability. In addition, beginning in fiscal 2000, the market for herbal products declined significantly due to negative publicity that questioned both the efficacy and safety of the products and entry into the category by many start-up companies that began marketing products with questionable quality and advertising claims. As a result our herbal product sales declined by $46.9 million from fiscal year 2000 to fiscal year 2001.

The difficult operating environment resulted in events of default under our old senior credit facility and our then outstanding senior subordinated notes, which led us to file a Disclosure Statement and Prepackaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 28, 2002. The Bankruptcy Court confirmed our Plan of Reorganization and we emerged from court protection on April 19, 2002. In connection with the financial restructuring contemplated in the Plan of Reorganization, we received a $20.0 million equity infusion and issued Series A redeemable preferred stock. Our old senior credit facility was replaced by a second amended and restated credit agreement and our lenders were issued Series B junior convertible preferred stock, with a $7.5 million liquidation preference, and our then outstanding senior subordinated notes were cancelled in exchange for $15.0 million in cash and shares of Series C junior preferred stock, with a $7.0 million liquidation preference. As a result of the cancellation of the then outstanding senior subordinated notes, an extraordinary gain of $68.1 million was recorded in fiscal 2003. In addition, we initiated litigation against the raw material supplier cartel and in fiscal years 2000 through 2003 received an aggregate of $132.3 million in net settlement awards.

As a result of the difficult operating environment in fiscal year 2001, we took decisive and significant action to reengineer our business. We concentrated our efforts on store brands and providing high quality, low-cost manufacturing and superior service to our largest and fastest-growing FDMC customers. In line with this goal, we rationalized more than 80 customers and 3,500 SKUs, while redeploying resources to outsource research and development and new product development to third parties. While rationalizing less profitable SKUs, we diversified our product offering by focusing on core categories so that today no individual product category represents more than 15% of net sales. In an effort to diversify our supplier base, we developed a global sourcing initiative that has contributed to purchasing advantages in key raw materials. By fiscal 2002, we had closed three plants and reduced our staff size by approximately 24%, eliminating more than 700 positions. Finally, we rebuilt our senior management team by adding a new Chief Financial Officer. The results of our reengineering efforts are reflected in our record financial performance in fiscal 2003 and fiscal 2004.

2004 Recapitalization (“Recapitalization”)

On April 15, 2004, Mergeco entered into a recapitalization agreement and plan of merger with us. The Recapitalization was effected on May 27, 2004 by merging Mergeco with and into our company. Mergeco was a new corporation formed by the Golden Gate Investors and the North Castle Investors, solely for the purpose of completing the Recapitalization. Each share of the common stock of Mergeco became a share of our common stock. We are the surviving corporation in the merger. Each holder of our common stock then exchanged such stock for voting preferred stock of Holdings, a newly formed company that became our new parent company. As a result of the Recapitalization, excluding the delayed delivery share awards, the Golden Gate Investors and the North Castle Investors each own or control 49.6% of Holdings. Including delayed delivery share awards made in connection with the Recapitalization, the Golden Gate Investors and the North Castle Investors each own or control 46.7% of Holdings, and our management and certain former employees own equity in Holdings, constituting 6.6% of Holdings. In connection with the Recapitalization, Mergeco entered into a new senior credit facility (“New Credit Facility”), consisting of a $240.0 million term loan, which we refer to as the “new term loan B” and a $50.0 million revolving credit facility (“Revolving Facility”), under which $5.0 million was borrowed immediately after the Recapitalization by Mergeco. In addition, Mergeco issued $150.0 million of 11% senior subordinated notes due 2012 (“Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and the Notes were assigned to and assumed by us. The Recapitalization was accounted for as a recapitalization of Mergeco which had no impact on the historical basis of assets and liabilities as reflected in our condensed consolidated financial statements.

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

Other operating expense (income) includes settlement awards received in connection with an antitrust suit against some of our raw material suppliers, net of legal and consulting and other fees. See notes 10 and 14 to our audited consolidated financial statements included elsewhere in this report.

Results of operations for foreign subsidiaries expressed in functional currencies other than the U.S. dollar are translated using average exchange rates during the year. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are recognized as a separate component of shareholders’ equity (deficit). Gains and losses arising from foreign currency transactions are recognized in the statement of operations as incurred.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the fiscal years 2003, 2004 and 2005.

	Percentage of Net Sales
	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.9	73.6	74.9
Gross profit	25.1	26.4	25.1
Marketing, selling and distribution expenses	8.5	8.5	8.6
General and administrative expenses	7.6	6.2	5.0
Research and development expenses	1.0	0.9	0.8
Amortization of other intangibles	0.2	0.1	—
Recapitalization expenses	—	—	12.9
Other operating expense (income)	(13.5)	0.2	0.4
Operating income (loss)	21.3	10.5	(2.4)
Interest expense, net	3.2	2.9	4.7
Income (loss) before income taxes	18.1	7.6	(7.1)
Provision for (benefit from) income taxes	2.8	1.7	(0.1)
Net income (loss) before extraordinary item and cumulative effect of change in accounting principle	15.3	5.9	(7.0)
Extraordinary gain, net	11.9	—	—
Cumulative effect of change in accounting principle	(1.8)	—	—
Net income (loss)	25.4	5.9	(7.0)
Accretion on preferred stock	(1.4)	(1.8)	(5.7)
Net income (loss) attributable to common shareholders	24.0%	4.1%	(12.7)%

Fiscal 2005 Compared to Fiscal 2004

Net Sales were $684.9 million in fiscal 2005, an increase of $23.9 million, or 3.6%, from $661.0 million in fiscal 2004.  The increase in net sales for the year resulted from new product introductions, increases in sales of our joint care products and strong off-shelf category promotions from our largest customers, partially offset by pronounced product landscape changes caused by product mix within our VMS category.  The net sales of Vitamin E decreased by $14.4 million in fiscal 2005 compared to the same period of fiscal 2004. Our product mix is moving away from Vitamin E into an increased share of the natural, store brand, joint care category with lower near-term margins.

U.S. net sales were $610.9 million in fiscal 2005, an increase of $9.0 million, or 1.5% from $602.0 million in fiscal 2004.  The U.S. year-to-year increase for the fiscal year 2005 was the result of new product sales and promotions, partially offset by the pronounced product mix changes mentioned above, mainly in the fourth quarter of fiscal 2005. Net sales attributable to our Canadian operations were $74.0 million in fiscal 2005, an increase of $14.9 million, or 25.2%, from $59.1 million in fiscal 2004.  The Canadian year-to-year increase for the fiscal year 2005 was the result of new product sales of multivitamins as well as improved fulfillment rates on cough and cold products to one of our major customers.

Regarding our three principal product categories:

•                  Vitamins, minerals and nutritional supplements (“VMS”) products net sales were $419.5 million in fiscal 2005, an increase of $5.8 million, or 1.4%, from $413.7 million in fiscal 2004.  The VMS category was impacted in fiscal 2005 by the launch of new products in the U.S. and Canada as described above, partially offset in the U.S. by the pronounced product mix changes mentioned above.  We expect the transition of Vitamin E sales to joint care sales to continue in fiscal 2006.

•                  Over-the-counter (“OTC”) product net sales were $213.4 million in fiscal 2005, an increase of $22.2 million, or 11.6%, from $191.2 million in fiscal 2004. The increase was primarily attributable to higher sales of analgesic products and the annualized effect of the loratadine 10mg launched in fiscal 2004.

•                  Contract manufacturing services net sales were $52.0 million in fiscal 2005, a decrease of $4.2 million, or 7.4% from $56.2 million in fiscal 2004. The decrease was primarily due to a decline in new product sales in fiscal 2005 by our key contract manufacturing customer.

Cost of sales were $512.9 million, or 74.9% of net sales, in fiscal 2005, an increase of $26.3 million, or 5.4%, from $486.6 million, or 73.6% of net sales, in fiscal 2004. The increase in cost of sales as a percentage of net sales in fiscal 2005 is principally due to the decline in sales of Naproxen and of Vitamin E, a product with an above average margin, the building of market share in other key product categories with lower near-term margins, decreased plant volumes and higher raw material costs in the joint care category. We expect continued pressure on margins into fiscal 2006 as those factors continue along with the additional effect of changing customer mix and product mix.  During the first quarter ended June 26, 2004, we refined our aging based inventory reserves estimation model. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $0.4 million, and the net loss was lower by approximately $0.2 million for the period ended March 26, 2005 as a consequence.

SG&A, as defined above under “—General,” were $92.7 million, or 13.5% of net sales, in fiscal 2005, a decrease of $4.8 million, or 4.9%, from $97.5 million, or 14.7% of net sales, in fiscal 2004.  The decrease in SG&A was primarily driven by lower compensation, consumer advertising, consultant and outside commission expense partly offset by expenditures incurred on management reorganization and freight expenses. Costs continue to be aggressively controlled by reducing head count (we eliminated 32 positions in the first quarter and 45 positions in the fourth quarter of fiscal 2005) and monitoring all discretionary costs.  In the second quarter of fiscal 2005, we also completed a number of organizational changes designed to fortify our contract manufacturing and new product development teams, increase speed to market and reduce costs.

R&D expenses were $5.3 million in fiscal 2005, a decrease of $0.4 million compared to fiscal 2004 due primarily to lower headcount and temporary labor expense offset by higher product development and research expenses.

Amortization of other intangibles was $0.3 million in fiscal 2005, a decrease of $0.2 million, from $0.4 million in fiscal 2004. The decrease was primarily attributable to a lower remaining carrying amount of other intangible assets in fiscal 2005.

The Recapitalization expenses of $88.0 million in fiscal 2005 consist primarily of compensation expenses related to the in-the-money value of stock options and other equity rights issued to certain management personnel of $54.3 million, management bonuses of $1.0 million, and expenses incurred in connection with our capital raising activities of $32.7 million.

Other operating expenses were $2.4 million in fiscal 2005, an increase of $0.8 million compared to fiscal 2004. Other operating expense in fiscal 2005 increased primarily due to increase in management fees of $1.7 million offset by the receipt of $0.8 million from the settlement of a supplier dispute.

In fiscal 2005, net interest expense of $32.3 million represents an increase of $13.4 million, compared to fiscal 2004. The increases in fiscal 2005 were primarily due to an increase in our average outstanding indebtedness and the accelerated amortization in the first quarter of fiscal 2005 of deferred financing charges related to our old credit facility that were repaid in connection with the Recapitalization.

We recorded an income tax benefit for the fiscal year 2005 of $1.0 million or a 2.0% effective tax rate compared to a provision of $11.3 million or a 22.5% effective tax rate in fiscal 2004.  The effective tax rate for fiscal 2005 is substantially different from the effective tax rate for fiscal 2004 primarily due to certain recapitalization transaction costs incurred by us in fiscal 2005.

Primarily as a result of factors discussed above, net loss of $47.9 million was recorded in fiscal 2005 compared to net income of $39.1 million in fiscal 2004. Excluding the Recapitalization expenses of $88.0 million, and the related tax impact of $14.6 million, net income would have been approximately $25.5 million in fiscal 2005.

Credit Agreement EBITDA was $88.4 million in fiscal 2005 compared to the Credit Agreement EBITDA of $88.6 million in fiscal 2004. Credit Agreement EBITDA in fiscal 2005 includes $2.0 million ($0.5 million in the first quarter, $0.8 million in the second quarter and $0.7 million in the fourth quarter) of management reorganization expenses. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “–Covenant Restrictions” and “–Credit Agreement EBITDA” below.

Fiscal 2004 Compared to Fiscal 2003

Net sales were $661.0 million in fiscal 2004, an increase of $86.8 million, or 15.1%, from $574.3 million in fiscal 2003. Net sales at Vita were $59.1 million in fiscal 2004, an increase of $13.7 million, or 30.3%, from $45.4 million in fiscal 2003. VMS product net sales were $414.8 million in fiscal 2004, an increase of $30.2 million, or 7.8%, from $384.6 million in fiscal 2003. The increase was primarily attributable to new product VMS sales and sales growth at core customers, including Wal-Mart, Sam’s Club and Costco, as they continue to grow their share of the VMS FDMC market. OTC product net sales were $191.1 million in fiscal 2004, an increase of $41.7 million, or 27.9%, from $149.3 million in fiscal 2003. The increase was primarily attributable to expansion of the OTC product line, including the successful launch of loratadine, and sales growth at core customers, including Wal-Mart, Sam’s Club and Costco. Contract services net sales were $55.2 million in fiscal 2004, an increase of $14.9 million, or 36.9%, from $40.3 million in fiscal 2003. The increase was primarily attributable to expansion of our key contract manufacturing customer relationship.

Cost of sales were $486.6 million, or 73.6% of net sales, in fiscal 2004, an increase of $56.5 million, or 13.1%, from $430.1 million, or 74.9% of net sales, in fiscal 2003. This increase is due primarily to the increase in net sales in fiscal 2004. The decrease in cost of sales as a percentage of net sales is principally due to lower production costs resulting from efficiencies achieved in plant operations and lower raw material costs due to leveraging our purchasing power and our global sourcing strategy.

SG&A, as defined above under “—General,” were $97.5 million in fiscal 2004, representing 14.7% of net sales, an increase of $5.0 million, or 5.4%, from $92.5 million in fiscal 2003, or 16.1% of net sales. The increase in SG&A in fiscal 2004 was primarily driven by increased expenditures on advertising of our brands, freight expenses in support of higher sales and consulting fees related to the Recapitalization. The improvement in SG&A as a percentage of net sales is the result of cost controls implemented during our reengineering.

R&D expenses were $5.7 million in fiscal 2004, an increase of $0.2 million, from $5.5 million in fiscal 2003. The increase was primarily related to higher expenditures for new product development.

Amortization of other intangibles was $0.4 million in fiscal 2004, a decrease of $1.2 million, from $1.6 million in fiscal 2003. The decrease was primarily attributable to a lower amount of other intangible assets in fiscal 2004.

Other operating expense was $1.5 million in fiscal 2004, which includes management fees, offset by other miscellaneous income. Other operating income was $77.7 million in fiscal 2003, consisting of antitrust lawsuit settlements related to our claims against the raw material supplier cartel, which were offset by legal, consulting fees and other costs, including management fees. See “—Prepackaged Reorganization in Fiscal Year 2002 and Reengineering.”

Net interest expense was $19.0 million in fiscal 2004, an increase of $0.1 million, from $18.8 million in fiscal 2003. Borrowings under our term loans and interest rates on the facility were lower in fiscal 2004 compared to fiscal 2003. This decrease was offset by higher interest expense attributable to new capitalized leases entered into in fiscal 2004.

The provision for income taxes was $11.3 million in fiscal 2004, compared to $15.6 million in fiscal 2003. Our effective tax rate of 23% for fiscal 2004 was higher than the 15% effective tax rate in fiscal 2003 due primarily to the substantial reduction in our valuation allowance in fiscal 2003 related to the utilization of net operating loss carryforwards and exclusion from our taxable income of cancellation of indebtedness income related to our reorganization. In fiscal 2004, our effective tax rate was less than the statutory tax rate primarily due to the reduction in our valuation allowance related to the tax deductions from compensation expense previously recorded from delayed delivery share awards and due to net operating loss carryovers utilized in Canada.

Net income before extraordinary item and cumulative effect of change in accounting principle was $39.1 million in fiscal 2004, as compared to $88.1 million in fiscal 2003. The decrease is primarily as a result of the factors discussed above. Excluding the antitrust settlement of $79.2 million in fiscal 2003, net income before extraordinary item and cumulative effect of change in accounting principle would have been approximately $9.0 million.

Liquidity and Capital Resources

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.

The following financing transactions (the “Financing Transactions”) were entered into in connection with the Recapitalization:

•                  We entered into our New Credit Facility with several lenders on May 27, 2004. The New Credit Facility provides for aggregate maximum borrowings of $290.0 million under (i) the Term Facility providing for term B loan in an aggregate principal amount of $240.0 million and (ii) the Revolving Facility providing for up to $50.0 million in revolving loans (including standby and commercial letters of credit and swingline loans) outstanding at any time.

•                  On May 27, 2004, after the Recapitalization, we assumed $150.0 million in Notes.

•                  The repayment of all outstanding amounts under our pre-existing senior credit facilities was made and commitments under those facilities were terminated.

As of March 26, 2005, we had outstanding debt of an aggregate amount of $396.5 million, consisting primarily of $238.8 million in principal amount under the Term Facility, $150.0 million under the Notes and an aggregate amount of $7.7 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $238.8 million in term loan outstanding as of March 26, 2005 under the New Credit Facility by May 27, 2011 with scheduled principal payments of $2.4 million in each of fiscal 2006, fiscal 2009 through fiscal 2011, $3.0 million in fiscal 2007, $1.8 million in fiscal 2008 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the New Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

Borrowings under the New Credit Facility bear interest at a base rate per annum plus an “applicable margin” that is based on our leverage ratio. We can choose a base rate of i) ABR (Alternate base rate) or ii) LIBOR for our Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds effective rate plus 0.5% or the prime commercial lending rate of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. As of March 26, 2005, our average interest rates were 5.56% under the New Credit Facility. In addition to specified agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.

At March 26, 2005, we had $38.0 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $12.0 million as of March 26, 2005.  These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable.  These letters of credit expire annually and need extensions each year to various dates through 2014.

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

If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We cannot assure that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Notes and New Credit Facility, may limit our ability to pursue any of these alternatives.

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

We are in compliance with all such financial covenants as of March 26, 2005.  Our ability to comply in future periods with the financial covenants in the New Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.  If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard.  The New Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Year Ended
	March 27, 2004	March 26, 2005
Net income (loss)	$39,056	$(47,912)
Interest expense, net	18,954	32,346
Provision for (benefit from) income taxes	11,347	(987)
Depreciation and amortization	14,668	13,722
Recapitalization expenses (1) (2)	3,014	87,982
Non-cash stock compensation expense (3)	—	5
Management fees (4)	1,578	3,258
Credit Agreement EBITDA (5)	$88,617	$88,414

(1)          Represents consulting, transaction, legal, accounting and other fees associated with the May 2004 Recapitalization. Recapitalization expenses for fiscal 2004 were included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows. Recapitalization expenses incurred in fiscal 2005 were included as a separate item in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(2)          Recapitalization expenses include a correction to increase the previously reported second quarter amount by $1,186, from $86,170 to $87,356. For the twelve months ended March 26, 2005, the $87,982 includes this correction.

(3)          Non-cash compensation expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(4)          Management fees are included in other operating expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(5)          Credit Agreement EBITDA is calculated in accordance with the definitions contained in our New Credit Facility as described under “Credit Agreement EBITDA.”

Sources and Uses of Cash

Net cash provided by operating activities totaled $38.4 million and net cash used totaled $39.2 million in fiscal 2004 and fiscal 2005, respectively. The decrease in fiscal 2005 was primarily the result of the Recapitalization in the first quarter of fiscal 2005.

Net cash used in investing activities totaled $13.9 million and $21.3 million in fiscal 2004 and fiscal 2005, respectively. The increase was primarily related to an increase in capital expenditures in fiscal 2005 as compared to fiscal 2004.

Net cash used in financing activities was $9.8 million and net cash provided totaled $40.9 million in fiscal 2004 and fiscal 2005, respectively. Net cash used in fiscal 2004 included scheduled repayments and payment of continuation fees under our pre-existing senior credit facilities. Net cash provided in fiscal 2005 was due primarily to the financing transactions and related indebtedness incurred in connection with the Recapitalization, offset by repayments of existing indebtedness and, to a lesser extent, an increase in deferred financing charges resulting from $15.7 million of deferred financing charges primarily related to the New Credit Facility and Notes.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of March 26, 2005 (in thousands):

		Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	After 5 years

New Term B Loan	$238,800	$2,400	$3,000	$1,800	$2,400	$2,400	$226,800
Senior Subordinated Notes	150,000	—	—	—	—	—	150,000
Industrial Development Revenue Bond	4,600	500	500	500	500	500	2,100
Manitoba Industrial Opportunity Bond	1,074	1,074	—	—	—	—	—
Capitalized leases	2,052	1,562	416	50	24	—	—
Operating lease obligations	66,179	12,002	9,454	7,371	7,085	7,073	23,194
Consulting agreement with Mr. Perez	218	218	—	—	—	—	—
Total	$462,705	$17,756	$12,770	$10,321	$10,009	$9,973	$402,094

Critical Accounting Policies and Estimates

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We review our estimates on an on-going basis, including those related to revenue recognition, sales returns and customer allowances, the allowance for doubtful accounts, inventories and related reserves, cash flows used to evaluate the recoverability of long-lived assets, certain accrued liabilities, deferred tax assets and litigation.  We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate.  In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities.  On April 1, 2002, we adopted SFAS 142 and we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003.  All remaining and future acquired goodwill is subject to an impairment test in the fourth quarter of each year. The test for impairment requires us to make several estimates about the fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing was performed in the fourth quarter of fiscal 2005 and resulted in no impairment charges for fiscal 2005.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. We also determine our tax contigencies in accordance with SFAS No.5, Accounting for Contingencies. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151), which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are reviewing the potential impact of the adoption of SFAS 151 for fiscal 2006.

In October 2004, the FASB issued FSP 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” effective tax years beginning after December 31, 2004. The FSP provides guidance on the application of SFAS 109, “Accounting for Income Taxes,” to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with Statement 109. We are reviewing the potential impact of the deduction for fiscal 2006.

Forward-looking Statements

This report contains “forward-looking statements” that are subject to risks and uncertainties.  These statements often include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or similar expressions.  These statements are only predictions.   In addition to risks and uncertainties noted in this report, there are risks and uncertainties that could cause our actual operating results to differ materially from those anticipated by some of the statements made.  Such risks and uncertainties include: (i) slow or negative growth in the vitamin, mineral, supplement or over-the-counter pharmaceutical industry; (ii) adverse publicity regarding the consumption of vitamins, minerals, supplements or over-the-counter pharmaceuticals; (iii) increased competition; (iv) increased costs; (v) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (vi) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (vii) our inability to gain and/or hold market share with our customers; (viii) exposure to and expenses of defending and resolving product liability claims and other litigation; (ix) our ability to successfully implement our business strategy; (x) our inability to manage our operations efficiently; (xi) consumer acceptance of our products; (xii) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators; (xiii) the mix of our products and the profit margins thereon; (xiv) the availability and pricing of raw materials; and (xv) other factors beyond our control.  We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described above and in Item 1 “Business – Risk Factors”. Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our variable rate debt facilities. Our New Credit Facility is variable rate debt. On March 26, 2005, our total debt was $396.5 million, of which $243.4 million is variable rate debt and $153.1 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at March 26, 2005, would be approximately $30.0 million. A one percent increase in variable interest rates would increase our total annual interest expense by $2.4 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements, including an index thereto and the report of Ernst & Young LLP, the Company’s Independent Registered Public Accountants, begin on Page F-1 and are incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                    CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 26, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2005. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Currently, we do not pay any compensation for service as director on our Board of Directors. However, all directors are reimbursed for travel expenses incurred in connection with the rendering of services as a director. Directors who are not our employees may in the future receive fees in exchange for their service as directors.

The following is a list of our directors, executive officers and key employees as of March 26, 2005.

Name	Age	Position
Robert M. Kaminski	54	Chief Executive Officer and Vice Chairman of the Board of Directors
Gale K. Bensussen	58	President and Director
Robert K. Reynolds	48	Executive Vice President and Chief Financial Officer
Kevin J. Lanigan	58	Executive Vice President and Corporate General Manager
Robert J. La Ferriere	55	Executive Vice President, Sales & Marketing
Charles F. Baird, Jr.	51	Chairman of the Board of Directors
G.V. Prasad	44	Director
Peter J. Shabecoff	42	Director
Benjamin B. James [a]	47	Director
David C. Dominik	48	Director
Prescott H. Ashe	37	Director
Jonathan O. Grad	31	Director
Monty Sharma *	40	Director

* Nominee

[a] Effective April 30, 2005, Benjamin James, resigned from the Leiner Board. The Board is expected to approve the nomination of Mr. Sharma as a new director in their next meeting on June 24, 2005.

Robert M. Kaminski, Chief Executive Officer and Vice Chairman of the Board of Directors, has been the Chief Executive Officer of Leiner since May 1992 and a Director of Leiner since June 1992. In July, 1996, Mr. Kaminski was appointed Vice Chairman of Leiner. From 1988 to 1992, Mr. Kaminski was Chief Operating Officer of Leiner and from 1982 to 1988, he was Vice President–Sales. Mr. Kaminski joined Leiner in June, 1978 from Procter & Gamble, where he was in Sales Management.

Gale K. Bensussen, President and Director, has been a Director of Leiner since June 1992 and President of Leiner since May 1992. Mr. Bensussen was Senior Vice President–Marketing and Corporate Development of Leiner from May 1991 to May 1992. From July 1988 to May 1991, Mr. Bensussen was Senior Vice President– Sales and Marketing of Leiner. Mr. Bensussen joined Leiner in 1974.

Robert K. Reynolds, Executive Vice President and Chief Financial Officer, has been the Executive Vice President and Chief Financial Officer of Leiner since January 2002. He was Chief Executive Officer and Co-Founder of Luxul Corp, a wireless communications company, from 2000 to 2001, Chief Operating Officer and Chief Financial Officer of Weider Nutrition International, Inc., a sports nutrition and VMS manufacturer, from 1990 to 1999.

Kevin J. Lanigan, Executive Vice President and Corporate General Manager, has been Executive Vice President and Corporate General Manager since April 2000. During his 31 years with Leiner, Mr. Lanigan held positions of Executive Vice President and Chief Operations Officer from 1992 to 2000, Senior Vice President–Operations Planning from 1986 to 1992 and Vice President–Operations from 1979 to 1986. Prior to joining Leiner, Mr. Lanigan held various engineering positions in the aerospace industry.

Robert J. La Ferriere, Executive Vice President, Sales & Marketing, has been Executive Vice President, Sales and Marketing since April 2000. He became Senior Vice President–Marketing of Leiner in February 1997 and was a consultant to Leiner from 1996 to 1997. Mr. La Ferriere was President and Chief Executive Officer of Slim Fast Foods from 1992 to 1996. From 1984 until 1990, Mr. La Ferriere was first Vice President, then Senior Vice President–Purchasing, at Thrifty Drug and Discount Stores.

Charles F. Baird, Jr., Chairman, has been a Director since October 1997 and Chairman since June 1998. Mr. Baird is a Managing Director and Founder of North Castle Partners, L.L.C.  He has spent more than 25 years as an investor and partner to CEOs with emphasis on the emerging healthy living and aging marketplace. Prior to founding North Castle, Mr. Baird served as managing director of AEA Investors, Inc. where he was involved in initiating, negotiating, financing, monitoring and exiting principal investments. From 1978 to 1989, Mr. Baird worked at Bain & Company, where as an executive vice president and North American Management committee member, he was involved in developing strategy and implementing profit improvement initiatives for companies. From 1975 to 1977, Mr. Baird worked in mergers and acquisitions at the First Boston Corporation. He received an A.B. from Harvard College and an M.B.A. from Harvard Business School.

G.V. Prasad, Director, has been a Director since June 2003. Since 2001, Mr. Prasad has served as Executive Vice Chairman and Chief Executive Officer of Dr. Reddy’s Laboratories Limited. From 1990 to 2001, Mr. Prasad was Managing Director of Cheminor Drugs Ltd., which merged with Dr. Reddy’s Laboratories Limited. Prior to that he was the founding director of Benzex Labs, which manufactured Active Pharmaceutical Ingredients. He currently serves as member of the boards of Diana Hotels Limited, Nipuna Services Ltd., Vijaya Productions Ltd., Diana Projects and Engineers Ltd. and Green Park Hotels and Resorts Ltd. Mr. Prasad has a bachelors degree in Chemical Engineering from Illinois Institute of Technology, Chicago, and a masters degree in Industrial Administration from Purdue University.

Peter J. Shabecoff, Director, has been a Director since April 2001, and a Managing Director of North Castle Partners, L.L.C. since 1999. Prior to joining North Castle, Mr. Shabecoff was an attorney in the New York and Paris offices of Debevoise & Plimpton, where he focused on representing financial sponsors. From 1985 to 1987, Mr. Shabecoff was a consultant on environmental and resource policy at ICF Incorporated. Mr. Shabecoff also sits on the board of directors of Naked Juice Company. He received a B.A. from Wesleyan University, a J.D. from Harvard Law School and a masters degree in public policy from the Kennedy School of Government at Harvard University.

Benjamin B. James, Director, has been a Director of Leiner since April 2001, and a Managing Director of North Castle Partners, L.L.C. since 1998. Mr. James began working with private companies when he joined Equitable Capital Management Company in 1987. After four years at Equitable Capital, he and a business associate formed the Private Finance Group at PPM America, an investment management company in Chicago. Mr. James also sits on the boards of directors of Equinox Holdings, Inc. and Enzymatic Therapy, Inc. Mr. James received a B.S. in economics from the University of Wisconsin–Madison and an M.B.A. with honors from the Graduate School of Business at Boston University.

David C. Dominik, Director, has been a Director of Leiner since May 2004. Since 2000, he has been a Managing Director of Golden Gate Capital. Prior to joining Golden Gate Capital, Mr. Dominik was a Managing Director at Bain Capital from 1990 to 2000. Prior to joining Bain Capital, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies. Previously, Mr. Dominik was a venture capital investor and assistant to the Chairman of Genzyme Corporation, a biotechnology firm, and a consultant at Bain & Company. Mr. Dominik received his J.D. from Harvard Law School and his Bachelor of Arts from Harvard College. He is currently a director of Therma-Wave, Inc., Integrated Circuit Systems, Inc. and several private companies.

Prescott H. Ashe, Director, has been a Director of Leiner since May 2004. Since 2000, he has been a Managing Director of Golden Gate Capital. Prior to joining Golden Gate Capital, Mr. Ashe was an investment professional at Bain Capital, which he initially joined in 1991. Prior to Bain Capital, Mr. Ashe was a consultant at Bain & Company. Mr. Ashe received his J.D. from Stanford Law School and his Bachelor of Science in Business Administration from the University of California at Berkeley. He is currently a director of several private companies.

Jonathan O. Grad, Director, has been a Director of Leiner since May 2004. Since 2002, he has been a Principal at Golden Gate Capital. Prior to joining Golden Gate Capital in 2001, Mr. Grad was a private equity investment professional at both Kohlberg Kravis Roberts & Co. and Morgan Stanley Capital Partners. Mr. Grad received his Bachelor of Arts from Princeton University.

Monty Sharma, Director Nominee, was recently nominated as a Director of Leiner.  The Board is expected to approve his appointment in their next meeting to be held on June 24, 2005. Mr. Sharma has been the Chief Executive Officer of the Naked Juice Company since May, 2005.  Prior to Naked Juice, he held the positions of Chief Operating Officer, President and CEO of Experimental and Applied Sciences (“EAS”) from 1999 to 2005.  Mr. Sharma has also served as the Chief Financial Officer and Senior Vice President of Operations for Brunswick Corporation from 1996 to 1999.  Mr. Sharma received his Masters of Business Administration from the Southern Illinois University.

There are no family relationships among any of our executive officers and directors.

Audit Committee Financial Expert

The Audit Committee as of March 26, 2005, consisted of the following members:

Benjamin B. James, Director.

Jonathan O. Grad, Director.

Mr. James resigned from the Leiner Board effective April 30, 2005. The Board will select a substitute member of the Audit Committee to replace Benjamin James for the coming year. The Board has determined that Mr. Grad has the requisite attributes of an “audit committee financial expert” under the rules of the Securities and Exchange Commission (“SEC”) and that such attributes were acquired through relevant education and work experience. The Audit Committee met 4 times during fiscal 2005.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officers, chief accounting officer, controller, and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14.1 to this Form 10-K.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets out the compensation for our Chief Executive Officer and our other four most highly compensated officers, or the “Named Executive Officers;”

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Salary	Bonus (1)	Other Annual Compensation (2)	Common Shares Underlying Options (3)	All Other Compensation (4)
Robert M. Kaminski
Chief Executive Officer	$475,000	$565,250	$13,583	78,270	9,395,258
Gale K. Bensussen
President	325,000	386,750	12,779	39,135	6,615,360
Robert K. Reynolds
Chief Financial Officer	325,000	886,750	1,920	39,135	2,961,907
Kevin J. Lanigan
Executive Vice President/
Corporate General Manager	265,000	551,750	6,137	19,568	2,927,697
Robert J. La Ferriere
Executive Vice President,
Sales & Marketing	265,000	357,050	9,339	19,568	1,775,039

(1) Bonus amounts include amounts awarded for reaching targeted fiscal 2004 EBITDA goals as well as special bonuses related to the recapitalization.

(2) Other compensation consists of the cost of life insurance coverage over the $50,000 salary limitation as well as other taxable fringe benefits paid by the company on behalf of the Named Executive Officers.

(3) All options are related to restricted shares of Leiner Holdings Corp. common stock and they have various restrictive Call Rights retained by us after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization.

(4) All other compensation consists of compensation recorded as a result of the recapitalization which occurred on May 27, 2004 as well as compensation recorded under FAS 123(R) related to the issuance of restricted shares of Leiner Holdings Corp. common stock.  Compensation from the recapitalization was recorded representing the pro rata excess value paid for Leiner Health Products Inc. common stock over the exercise prices of the underlying Delayed Delivery Shares and Options held by the Named Executive Officers.  Compensation from the issuance of the restricted shares was recorded based on the portion of the calculated share based compensation deemed to have been earned in the current fiscal year.

The following table sets out the options granted in 2004 for the Named Executive Officers. All outstanding options were either exchanged for new delayed delivery share awards or cashed out in connection with the recapitalization.

Restricted Stock Issued in Last Fiscal Year

					Potential Realizable
	Individual Grants				Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Restricted Shares	Purchase		Price Appreciation for
	Underlying	Issued to Employees	Price	Expiration	Option Term (2)
Name	Restricted Shares	in Fiscal Year	($/Sh)	Date	5% ($)	10% ($)
Robert M. Kaminski	78,270	100.0%	$2.37	12/31/14	138,538	351,432
Gale K. Bensussen	39,135	100.0%	$2.37	12/31/14	69,269	175,716
Robert K. Reynolds	39,135	100.0%	$2.37	12/31/14	69,269	175,716
Kevin J. Lanigan	19,568	100.0%	$2.37	12/31/14	34,635	87,860
Robert J. La Ferriere	19,568	100.0%	$2.37	12/31/14	34,635	87,860

(1) All restricted shares are for Leiner Holdings Corp. common stock and they have various restrictive Call Rights retained by us after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization.

(2) Sets forth potential option gains based on assumed annualized rates of stock price appreciation from the estimated price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission, and do not represent our estimate or projection of future common stock prices.

The following table sets forth the restricted stock exercised for the fiscal year ended March 26, 2005 and the stock option values as of March 26, 2005, in each case, for each of the Named Executive Officers.

Aggregated Restricted Stock Exercised in Last Fiscal Year

and Restricted Stock Values as of March 26, 2005 (1)

			Number of Securities		Value of Unexercised
			Underlying Unexercised		Restricted Stock at
	Shares Acquired	Value	Restricted Stock at Fiscal Year End		Fiscal Year End (2)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert M. Kaminski	—	—	—	78,270	—	35,222
Gale K. Bensussen.	—	—	—	39,135	—	17,611
Robert K. Reynolds	—	—	—	39,135	—	17,611
Kevin J. Lanigan	—	—	—	19,568	—	8,806
Robert J. La Ferriere	—	—	—	19,568	—	8,806

(1) All restricted shares are for Leiner Holdings Corp. common stock and they have various restrictive Call Rights retained by us after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization.

(2) Sets forth the estimated excess value of the restricted shares, which is the positive spread between the original purchase prices of the restricted shares and the estimated value of Leiner Holdings Corp’s common stock as of March 26, 2005.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors had a compensation committee composed of Messrs. Ashe, Baird, Dominik and Shabecoff during fiscal 2005. During fiscal 2005, all members of the Board of Directors participated in the deliberations concerning compensation of our executive officers, except that neither Mr. Kaminski nor Mr. Bensussen participated in any discussions regarding their own compensation. Mr. Kaminski served in fiscal 2005 as a director of Enzymatic Therapy, Inc. (“Enzymatic”) and as a member of the compensation committee of that board.

Employment Contracts and Severance Benefit Agreements

Messrs. Kaminski, Bensussen, La Ferrere and Lanigan do not have employment agreements with us. However, we have entered into a Severance Benefit Agreement with each of these executives. We have entered into an employment agreement with Mr. Reynolds.

Subsequent to the Recapitalization, Gerardo. Perez elected to resign from Leiner in his role as Chief Operating Officer. In connection with Mr. Perez’s resignation, we restructured the responsibilities of some of our senior managers. Mr. Perez’s employment was terminated effective August 6, 2004. Under the terms of his employment agreement and his severance release agreement, Mr. Perez is entitled to receive 24 months of salary continuation, a payment equal to his 2003 target bonus, is bound by customary restrictive covenants, including non-competition, non-solicitation and confidentiality provisions, for the same 24 month period, and released Leiner from any and all claims that he may have against us. In connection with his severance, we recorded a charge of approximately $1.2 million in the second fiscal quarter 2005. Mr. Perez will also continue to hold any delayed delivery stock that he held as of August 6, 2004 in accordance with the terms of his award agreement. In addition, we entered into a one-year consulting agreement with Mr. Perez (which may be extended for up to two additional years), under which he will provide us advice and support on strategic and operational matters. Pursuant to the consulting agreement, Mr. Perez will provide consulting services for a minimum of 13 days per month and earn $1,400 per day.

Pursuant to the Severance Benefit Agreements with each of Messrs. Kaminski, Bensussen, La Ferriere and Lanigan, if the executive terminates his employment for “good reason” (as defined in the agreements) or his employment is terminated by us without “cause” (as defined in the agreements), each such executive will be entitled to the following severance benefits: (1) the severance payment set forth opposite to such executive’s name on the table set forth below, (2) out placement assistance at our expense and (3) such rights under our applicable plans or programs (including any stock options or incentive plans), as may be determined pursuant to the terms of such plans or programs. In the event any such executive is discharged for cause, or if the executive voluntarily resigns without good reason, all payments of base salary and performance bonus, as well as all of such executive’s benefits, shall immediately cease, except for any accrued and unpaid salary, bonuses and benefits.

Executive	Severance Benefits Payment
Robert M. Kaminski	$2,000,000 in cash, payable in four equal quarterly installments.

Gale K. Bensussen	$1,500,000 in cash, payable in four equal quarterly installments.

Kevin J. Lanigan	a lump-sum payment equal to three times the sum of one year’s base salary, plus any annual individual performance bonus or targeted commission, both as in effect at the time of the termination.

Robert J. La Ferriere	a lump-sum payment equal to one year’s base salary, plus any annual individual performance bonus or targeted commission, both as in effect at the time of the termination.

The employment agreement for Mr. Reynolds sets forth an annual base salary of $325,000, which may be adjusted by the Board of Directors in its sole and absolute discretion. In addition, Mr. Reynolds may receive an annual bonus of 50% of his base salary, which shall be payable based on the achievement of specified performance targets set by the Board of Directors. The employment agreement for Mr. Reynolds contemplates initial employment terms ending on January 28, 2005 and provides for automatic renewal for periods of one year unless either party gives 60-days prior written notice of non-extension. In the event the executive is terminated for any reason, the executive will receive any accrued and unpaid salary and bonus. In the event the executive is terminated by us without cause (as defined in such executive’s employment agreement) or if we give the executive a non-extension notice, such executive shall be entitled to: (1) 24 months of continued regular salary, and (2) a one-time payment in an amount equal to the actual bonus paid to such executive for the year immediately preceding the date of termination of such executive’s employment. In order to be eligible for such severance payment, the executive must execute a full release of claims against us. The employment agreement for Mr. Reynolds contains non-competition, non-solicitation and confidentiality provisions.

Board Compensation Committee Report on Executive Compensation

Compensation Policy

The objective of the Company’s executive compensation committee is to review and monitor compensation arrangements so that the Company continues to retain, attract, and motivate quality management consistent with the annual strategic plan and budget, and the directions of the Board.

During fiscal 2005, the Compensation Committee (“Committee”) of the Board of Directors was composed of four non-employee directors: Prescott H. Ashe, Charles F. Baird, Jr., David C. Dominik, and Peter J. Shabecoff.  The Board of Directors has adopted a Compensation Committee Charter, which specifies the composition and responsibilities of the Committee. The Board reviews the charter annually based on input from the Committee.

The charter of the compensation committee gives the Committee responsibilities to:

•                  review the basic philosophy and policy governing the compensation of the Company’s management and other personnel

•                  review at least annually the salaries of members of senior management and their performance against objectives and potential

•                  review and approve the methodology and implementation of an annual incentive bonus program. Factors to be considered include the financial and strategic performance of the Company versus objectives, individual performance and comparative industry compensation information

•                  review and approve salary and incentive programs for all employees

•                  review and recommend to the board adoption of, and changes to, stock option and other incentive programs and plans for key employees

•                  consider and approve, upon recommendation of the chief executive, individuals eligible for, and the number, kind and terms of stock options

•                  review other employee benefits plans such as pension, 401(k) and other retirement plans

•                  review medical plans and other health plans

•                  consider and approve, upon recommendation of the chief executive, employer contributions to the 401(k) benefit plan.

The Chief Executive Officer’s salary and bonus under the 2004 Management Bonus Plan and any stock-based incentive awards granted to him under the 2004 Restricted Stock Plan are approved by the independent directors after review and recommendation by the Committee. The Committee reviews and approves the compensation arrangements for all other executive officers with respect to their salaries, bonuses and stock-based incentive awards under the 2004 Restricted Stock Plan.

Compensation of the Chief Executive Officer

The Chief Executive Officer’s compensation plan for fiscal 2005 consisted of salary at a rate of $475,000 per annum and a bonus of $565,250 under the 2004 Management Bonus Plan.  On December 31, 2004, he also purchased under our 2004 Restricted Stock Plan 78,270 shares of common stock at $2.37 per share, its estimated fair market value at the time of purchase. The restricted shares have various restrictive Call Rights retained by us after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF RELATED STOCKHOLDER MATTERS

Upon consummation of the Recapitalization, we became a wholly-owned subsidiary of Holdings, whose stockholders include the Golden Gate Investors, the North Castle Investors and members of management.

The following table summarizes shares authorized, issued and outstanding and reserved for future issuance of Holdings;

	Number of shares
Description	Authorized	Issued and Outstanding		Reserved for Future Issuance

Series A Preferred Stock	3,000,000	2,651,832		—

Series B Preferred Stock	1,000,000	195,676	(1)	600,000	(2)

Common Stock	6,000,000	195,676	(1)	5,600,000	(2)

(1) Restricted stock issued and outstanding under the LHP Holdings Corp. 2004 Restricted Stock Plan (the “Stock Plan”). The restricted stock has various restrictive Call Rights retained by us after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization.

(2) 600,000 shares reserved for conversion of delayed delivery shares (“DDS”) Series B Preferred Stock. 600,000 shares reserved for issuance of DDS Common Stock and 5,000,000 shares reserved for conversion of Series A Preferred Stock.

The following table sets forth information regarding beneficial ownership of common stock of Holdings as of March 26, 2005 by: (i) each person or entity known to us to own more than 5% of any class of Holdings’ outstanding securities; and (ii) each known member of Holdings’ board of directors, each of our named executive officers and all members of the board of directors and executive officers as a group. To our knowledge, each of such security holders will have sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Securities Beneficially Owned (1)
	Preferred Stock (2)			Common Stock (3)
Name	Number of Shares		Percentage of Class	Number of Shares	Percentage of Class

Principal Stockholders:
GGC Investment Fund II, L.P. and Related Entities (4)	1,315,000	(11)	46.67%	—	—
North Castle Partners III-A, L.P.and Related Entities (5)	1,315,000	(10)	46.67%	—	—

Directors and Executive Officers:
Robert M. Kaminski (6)	29,320		1.04%	29,320	17.67%
Gale K. Bensussen (6)	27,233		0.97%	27,233	16.42%
Robert K. Reynolds (6)	14,358		0.51%	14,358	8.65%
Kevin J. Lanigan (6)	42,204		1.50%	33,454	20.16%
Robert J. La Ferriere (6)	3,850		0.14%	3,850	2.32%
A. Ivette Santiago (6)	1,450		0.05%	1,450	0.87%
Charles F. Baird, Jr. (7) (8)	50,000		1.77%	—	—
G.V. Prasad (6)	—		—	—	—
Peter J. Shabecoff (7)	—		—	—	—
Benjamin B. James (7)	—		—	—	—
David C. Dominik (9)	—		—	—	—
Prescott H. Ashe (9)	—		—	—	—
Jonathan O. Grad (9)	—		—	—	—
All directors and executive officers as a group	—		—	—	—
(13 persons)	168,415		5.98%	109,665	66.10%

(1) Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2) Preferred Stock includes Series A Preferred Stock, issued and outstanding, and Series B Preferred Stock, reserved for delayed delivery.

(3) Common stock includes common stock reserved for delayed delivery, exercisable Restricted Stock and exercisable Options granted on Common Stock.

(4) The address is 1 Embarcadero Center, 33rd Floor, San Francisco, California 94111.

(5) The address is 183 Putnam Avenue, Greenwich, Connecticut 06831.

(6) The address is c/o Leiner Health Products Inc., 901 East 233rd Street, Carson, California 90745.

(7) The address is c/o North Castle Partners III-A, L.P., 183 Putnam Avenue, Greenwich, Connecticut 06831. Messrs. Baird, Shabecoff and James are Managing Directors of North Castle Partners, L.L.C., which is the manager of North Castle Partners III-A, L.P. By virtue of their status, Messrs. Baird, Shabecoff and James may be deemed to have or share voting and investment power with respect to the shares in which North Castle Partners, L.L.C. and North Castle Partners III-A, L.P. have direct or indirect beneficial ownership but each disclaim the beneficial ownership of the shares held directly or indirectly by such entities except to the extent of his proportionate ownership interests therein.

(8) Includes 50,000 shares of Series A Preferred Stock held of record by North Castle GP III-A, L.L.C., which is general partner of the general partner of North Castle Partners III-A, L.P. and of which Mr. Baird is the managing member. By virtue of his status as the managing member of North Castle GP III-A, L.L.C., Mr. Baird may be deemed to have voting and investment power with respect to the 50,000 shares of Series A Preferred Stock held of record by North Castle GP III-A, L.L.C.

(9) The address is c/o GGC Investment Fund II, L.P., 1 Embarcadero Center, 33rd Floor, San Francisco, California 94111. Messrs. Dominik and Ashe are Managing Directors and Mr. Grad is a Principal of Golden Gate Capital which is the general partner of the GGC Investment Fund II, L.P. Messrs Dominik, Ashe and Grad each disclaim the beneficial ownership of the shares held by such entities except to the extent of his proportionate ownership interests therein.

(10) Consists of (i) 1,265,000 shares of series A preferred stock owned by North Castle Partners III-A, L.P., and (ii) 50,000 shares of Series A Preferred Stock held of record by North Castle GP III-A, L.L.C.

(11) Consists of: (i) 361,976.73 shares of series A preferred stock owned by CCG Investment Fund, L.P., (ii) 18,196.22 shares of series A preferred stock owned by CCG Associates— QP, LLC, (iii) 1,691.94 shares of series A preferred stock owned by CCG Associates— AI, LLC, (iv) 4,849.27 shares of series A preferred stock owned by CCG Investment Fund — AI, L.P., (v) 36694.06 shares of series A preferred stock owned by CCG AV, LLC-Series C, (vi) 14,085 shares of series A preferred stock owned by CCG AV, LLC-Series F, (vii) 657,433.77 shares of series A preferred stock owned by Golden Gate Capital Investment Fund II, L.P., (viii) 17,411.28 shares of series A preferred stock owned by Golden Gate Capital Associates II-QP, LLC., (ix) 91,001.64 shares of series A preferred stock owned by CCG CI, LLC, (x) 92,678.63 shares of series A preferred stock owned by Golden Gate Capital Investment Fund II-A, L.P., (xi) 16,395 shares of series A preferred stock owned by Golden Gate Capital Investment Fund II, (AI) L.P., (xii) 2,311.21 shares of series A preferred stock owned by Golden Gate Capital Investment Fund II-A, (AI) L.P., and (xiii) 275.25 shares of series A preferred stock owned by Golden Gate Capital Associates II-AI, LLC.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

As part of the Recapitalization, Holdings, the North Castle Investors, the Golden Gate Investors and our management stockholders entered into a stockholders agreement. We refer to the North Castle Investors, the Golden Gate Investors, the management stockholders party to the stockholders agreement and their permitted transferees collectively as the “Stockholders.” The stockholders agreement contains the following provisions:

• Board of Directors. The stockholders agreement sets the size of Holdings’ board of directors and our board of directors at nine members each and requires all parties to the agreement to vote their shares and take all steps within their power to elect three nominees selected by the North Castle Investors, three nominees selected by the Golden Gate Investors and two nominees who are members of management and one nominee that is an outside director, in each case selected jointly by the North Castle Investors and the Golden Gate Investors. The North Castle Investors and the Golden Gate Investors each will have these rights for so long as it meets the definition of a Major Investor. As defined in the stockholders agreement, a Major Investor (i) owns at least 40% of the shares held as of the date of the agreement and (ii) has not transferred to any single person more than 50% of the greater of the shares held by it on the date of the agreement or at the time of the transfer, in which case such transferee will succeed to such rights for so long as it holds 20% of the common stock outstanding on the date of the agreement. As of the date of the stockholders agreement, the directors nominated by North Castle will be Messrs. Baird, James and Shabecoff and the directors nominated by Golden Gate will be Messrs. Ashe, Dominik and Grad. The management directors will be Mr. Kaminski and Mr. Bensussen for so long as they serve as Chief Executive Officer and President, respectively. Mr. Prasad will be the outside director.

• Approval of Significant Transactions. The Golden Gate Investors and North Castle Investors, so long as they remain Major Investors, possess approval rights over some significant transactions that may be pursued by Holdings, including mergers or sales by Holdings or any subsidiary.

• Transfer Restrictions. Without the consent of each of the Major Investors, until the earlier of the fifth anniversary of the stockholders agreement and six months after the consummation of a public offering, Stockholders may not transfer shares, other than in transfers permitted by the stockholders agreement. Any such permitted transferees will agree in writing to be bound by the provisions of the stockholders agreement.

• Participation Rights. Pursuant to the stockholders agreement, any Stockholder is granted “tag-along” rights, which entitle them to participate in some sales by the Major Investors.

• Take-Along Sale of Capital Stock. Subject to exceptions, if one or more Major Investors prior to a public offering, approves a sale of more than 50% of Holdings’ capital stock to an non-affiliated third party and any Major Investor that has not initiated such sale approves such transfer, each of the Stockholders may be required to sell a pro rata share of capital stock. Prior to a public offering and during the period beginning on the third anniversary and ending on the fifth anniversary of the stockholders agreement, either Major Investor may effect a take-along sale without obtaining the approval of the other Major Investor if specified performance criteria are met. After the fifth anniversary of the stockholders agreement, either Major Investor may effect a take-along sale without obtaining the approval of the other Major Investor and without meeting any performance criteria.

• Piggyback Registration Rights. The Stockholders are entitled to request the inclusion of their securities in any registration statement at Holdings’ expense whenever it proposes to register any equity securities.

• Demand Registration. Under the stockholders agreement, any Major Investor has the right after the first anniversary of the consummation of a public offering, subject to some exceptions, to require Holdings to register any or all of their registrable securities under the Securities Act.

• Holdback Agreement for Demand Registrations. Each Stockholder, if required by the managing underwriter in an underwritten offering, agrees not to sell or offer for public sale or distribution, any of such Stockholder’s capital stock within 15 days prior to or 180 days after the effective date of any demand registration, except as part of such registration.

• Preemptive Rights. The Stockholders Agreement contains customary preemptive rights in favor of each Major Investor.

• Indemnification. In connection with all registrations pursuant to the stockholders agreement, Holdings has agreed to indemnify the Stockholders participating in such registrations, the officers and directors of such Stockholders and each person that controls such Stockholder against liabilities relating to the registration, including liabilities under the Securities Act.

• Affiliate Transactions. Holdings has agreed not to engage in any transaction or series of related transactions (other than the consulting agreement and related transactions) with any of the Major Investors or any of their respective affiliates unless (i) such transaction or series of related transactions are on terms and conditions no less favorable than would be obtainable by Holdings in an arm’s-length transaction and its chief financial officer delivers to the Board of Directors a certificate to such effect and (ii) if the transaction or series of related transactions involve an amount greater than $1 million, a majority of the members of the Board of Directors who are not officers, employees or managing members of Holdings or the applicable Major Investor of any of its affiliates have approved such transactions in writing.

Consulting Agreement

In connection with the Recapitalization, we and Holdings entered into a consulting agreement with Leiner Health Products, LLC, a wholly owned subsidiary, North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and GGC Administration, LLC, an affiliate of the Golden Gate Investors (“GGC Administration”). Pursuant to the consulting agreement, North Castle Partners, L.L.C. and GGC Administration will be compensated for the financial, investment banking, management advisory and other services performed in connection with the recapitalization and for future financial, investment banking, management advisory and other services they perform on our behalf.

In consideration for their services in connection with the recapitalization, Holdings, Leiner and Leiner Health Products, LLC paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration. We have also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization.

As compensation for their continuing services, Holdings, Leiner and Leiner Health Products, LLC will pay $1,315,000 in arrears annually to each of North Castle Partners and GGC Administration as long as Holdings, Leiner and Leiner Health Products, LLC meet a performance target, which we have met in fiscal 2005. We have also agreed to reimburse North Castle Partners and GGC Administration for their reasonable travel, other out-of-pocket expenses and administrative costs and expenses, including legal and accounting fees, and to pay additional transactions fees to them in the event Holdings, Leiner or any of its subsidiaries completes any acquisition (whether by merger, consolidation, reorganization, recapitalization, sale of assets, sale of stock or otherwise) financed by new equity or debt, a transaction involving a change of control, as defined in the consulting agreement, or sale, transfer or other disposition of all or substantially all of the assets of Holdings, Leiner or Leiner Health Products, LLC.

Recapitalization Agreement and Plan of Merger

On April 15, 2004, Mergeco entered into a recapitalization agreement and plan of merger with Leiner. The Recapitalization was effected by merging Mergeco with and into Leiner. In connection with the Recapitalization the Golden Gate Investors made a $131.5 million cash equity investment in Mergeco and the North Castle Investors made a $131.5 million equity investment in Mergeco, $126.5 million of which was a new cash investment by NCP III-A and $5.0 million of which was a rollover of existing Leiner equity by an affiliate of NCP III-A. Immediately after the merger, the holders of Leiner stock exchanged their stock for voting preferred stock of Holdings. In addition, some members of management exchanged existing Leiner equity rights for new equity rights in Holdings, which when combined with the equity rollover, represents an aggregate management rollover of $18.8 million. Holders of all of Leiner’s equity and equity rights received, an aggregate of approximately $475.3 million in cash in exchange for their equity interests, approximately $286.4 million of which was paid to other investment funds affiliated with North Castle Partners, L.L.C. Such holders of Leiner capital stock and equity interests will receive any amounts remaining in the $6.5 million escrow fund after such escrow is released.

Merger consideration paid to members of our senior management is described below under “—Management Equity Arrangements.”

The recapitalization agreement and plan of merger contains customary representations and warranties and customary covenants of the parties thereto. In addition, the completion of the Recapitalization was conditioned upon the satisfaction or waiver of specified conditions. The recapitalization agreement and plan of merger does not provide for indemnification for losses relating to specified events, circumstances and matters, except as provided in the escrow agreement described below. See “—Escrow Agreement.”

Upon the closing of the Recapitalization and the related transactions, all of the capital stock of Leiner is owned by Holdings, which is owned by the North Castle Investors, the Golden Gate Investors and some members of management.

Escrow Agreement

As part of the Recapitalization, the Golden Gate Investors, the North Castle Investors, North Castle Partners, L.L.C., Leiner, Mergeco and an escrow agent entered into an escrow agreement. Pursuant to the recapitalization agreement and plan of merger, Mergeco deposited $6.5 million in cash in an escrow account to be held and disposed of as provided in the escrow agreement. The escrow funds will be used to pay specified product liability claims and tax claims as provided for in the escrow agreement. Any amounts remaining in the escrow account will be paid to the selling Leiner equity holders on a pro rata basis on the later of December 31, 2006 and other dates specified in the escrow agreement with respect to the contingent liabilities.

Management Equity Arrangements

In connection with the Recapitalization, Messrs. Kaminski, Bensussen, Lanigan and La Ferriere received $1.2 million, $2.5 million, $4.1 million and $0.3 million, respectively, in cash in exchange for some or all of their existing Leiner common stock. Mr. Lanigan also received $0.9 million of voting preferred stock of Holdings in connection with his rollover of existing Leiner common stock.

Each of Messrs. Kaminski, Bensussen, Reynolds, Perez, Lanigan and La Ferriere held options under our previous stock incentive plan, which were terminated in connection with the Recapitalization. Some outstanding options to purchase shares of common stock held by Messrs. Kaminski, Bensussen, Reynolds, Perez, Lanigan and La Ferriere were exchanged for a number of new delayed delivery shares equal to the quotient determined by dividing (1) the excess of the per share merger consideration payable to holders of common stock in the merger over the exercise price per share by (2) the per share cash purchase price paid by those investors purchasing Leiner common stock in connection with the recapitalization. In connection with the recapitalization, each of Messrs. Kaminski, Bensussen, Reynolds, Perez, Lanigan and La Ferriere received new awards of an aggregate of approximately 29,320, 27,233, 14,358, 710, 19,431 and 3,850 shares of delayed delivery common and preferred stock of Holdings, respectively, assuming a new common stock fair market value of $100. In addition, each of Messrs. Kaminski, Bensussen, Reynolds, Perez and La Ferriere received an amount equal to approximately $1.9 million, $0.4 million, $1.5 million, $2.9 million and $1.4 million, respectively, in connection with the cash out of their options that were not exchanged for new delayed delivery share awards. Messrs. Kaminski, Bensussen and Lanigan held delayed delivery share awards under our former stock incentive plan, which was terminated in connection with the recapitalization. In connection with the recapitalization, each of Messrs. Kaminski and Bensussen received an aggregate of approximately $6.9 million and $5.3 million, respectively, in connection with the cash out of his delayed delivery share awards. Mr. Lanigan rolled over his delayed delivery share awards for a new award of shares of delayed delivery common and preferred stock of Holdings. In connection with the recapitalization, Mr. Lanigan received an aggregate of approximately 14,023 new delayed delivery share awards.

Messrs. Kaminski, Bensussen and Lanigan each received $0.2 million in exchange for the cancellation of their existing warrants in connection with the Recapitalization.

Transaction Bonuses

In connection with the Recapitalization, we paid Messrs. Reynolds, Lanigan and La Ferriere special one-time bonuses in the amount of $200,000, $200,000 and $50,000, respectively.

Company Loans

Some of our directors and executive officers had outstanding loans with the company, with an aggregate outstanding balance of $141,615 as of May 27, 2004. All of these loans were repaid by our directors and executive officers at the closing of the Recapitalization.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of the Company’s annual financial statements for the fiscal years ended March 27, 2004 and March 26, 2005, and fees billed for audit related services, tax services and all other services rendered by E&Y during those periods:

	Year Ended
	March 27, 2004	March 26, 2005
Audit fees (1)	$634,000	$1,288,000
Audit related fees (2)	82,000	73,000
Tax fees (3)	85,000	207,000
Total	$801,000	$1,568,000

(1) Audit fees consisted of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the performance of limited reviews of our quarterly unaudited financial information, and audit services provided in connection with SEC filings and other statutory or regulatory filings.

(2) Audit-related fees consisted primarily of professional services rendered in connection with other activities not explicitly related to the audit of our financial statements, including the consultations concerning financial accounting and reporting standards.

(3) Tax fees consisted primarily of services related to tax compliance, tax planning and tax advice.

Audit Committee’s pre-approval policies and procedures

We have a policy which outlines procedures intended to ensure that our Audit Committee pre-approves all audit and non-audit services provided to us by E&Y. The policy provides for (a) general pre-approval of certain audit and audit-related services which do not exceed $100,000 and (b) specific pre-approval of all other permitted services and any proposed services exceeding this pre-approved dollar amount.

The term of any general service subject to pre-approval is twelve months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise, The Audit Committee will annually review and pre-approve the services that may be provided by E&Y without obtaining specific pre-approval from the Audit Committee. The Audit Committee may modify the list of general pre-approved services from time to time, based on subsequent determinations.

In connection with this pre-approval policy, the Audit Committee will consider whether the categories of pre-approved services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent Accountant may be best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance our ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative.

The Audit Committee is also mindful of the relationship between fees for audit and non-audit services, in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for Audit, Audit-related and Tax services and the total amount of fees for certain permissible non-audit services classified as “all other services.”

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this report:

1.              Financial Statement. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 27, 2004 and March 26, 2005
Consolidated Statements of Operations for the years ended March 29, 2003, March 27, 2004 and March 26, 2005
Consolidated Statements of Shareholder’s Equity (Deficit) for the years ended March 29, 2003, March 27, 2004 and March 26, 2005
Consolidated Statements of Cash Flows for the years ended March 29, 2003, March 27, 2004 and March 26, 2005
Notes to Consolidated Financial Statements

2.              Financial Statement Schedules. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the page referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

Schedule II—Consolidated Valuation and Qualifying Accounts

3.              List of Exhibits.

Exhibit Number	Exhibit Description	Cross Reference
2.1	Recapitalization Agreement and Plan of Merger, dated April 15, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
2.2	First Amendment to the Recapitalization Agreement and Plan of Merger, dated May 26, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Issuer.	Filed as Exhibit 3.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.2	Bylaws of Issuer.	Filed as Exhibit 3.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.3	Certificate of Formation of Leiner Health Products, LLC.	Filed as Exhibit 3.3 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.4	Limited Liability Company Agreement of Leiner Health Products, LLC.	Filed as Exhibit 3.4 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.5	Certificate of Incorporation of Leiner Health Services Corp. and certificates of amendment.	Filed as Exhibit 3.5 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.6	Bylaws of Leiner Health Services Corp.	Filed as Exhibit 3.6 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.1	Indenture, dated as of May 27, 2004, among Leiner	Filed as Exhibit 4.1 to the Registration Statement on

	Merger Corporation, the companies named therein as guarantors, and U.S. Bank National Association, as Trustee.	Form S-4 and incorporated herein by reference.
4.2	Supplemental Indenture, dated as of May 27, 2004, among the Issuer, Leiner Health Services Corp. and Leiner Health Products, LLC, as Guarantors, and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.1

Credit Agreement, dated May 27, 2004, among Issuer, guarantors party thereto, UBSAG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book runners, Morgan Stanley Senior Funding, Inc., as syndication agent, Credit Suisse First Boston, as documentation agent, UBS Loan Finance LLC, as swingline lender, and the other financial institutions named therein.

Filed as Exhibit 10.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.2	Stockholders Agreement, dated May 27, 2004, among LHP Holding Corp. (“Parent”) and its stockholders named therein.	Filed as Exhibit 10.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.3	Amended and Restated Severance Benefit Agreement, dated as of July 11, 2002, between the Issuer and Gale Bensussen.	Filed as Exhibit 10.3 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.4	Amended and Restated Severance Benefit Agreement, dated as of July 1, 2002, between the Issuer and Robert Kaminski.	Filed as Exhibit 10.4 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.5

Severance Benefit Agreement, dated as of November 21, 1991, between P. Leiner Nutritional Products, Inc. and Kevin J. Lanigan and Assignment and Assumption Agreement, dated April 11, 2002, between the Issuer and Leiner Health Products, LLC.

Filed as Exhibit 10.5 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.6

Employment Agreement, dated January 28, 2002, between the Issuer and Robert K. Reynolds and Assignment and Assumption Agreement, dated February 24, 2004 between the Issuer and Leiner Health Products, LLC.

Filed as Exhibit 10.6 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.7	Employment Agreement, dated October 15, 2001, between the Issuer and Gerry Perez and Assignment and Assumption Agreement, dated April 12, 2002 between the Issuer and Leiner Health Products, LLC.	Filed as Exhibit 10.7 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.8	Consulting Agreement, dated as of May 27, 2004, the Issuer, Leiner Health Products, LLC, LHP Holding Corp., North Castle Partners, L.L.C. and GGC Administration, LLC.	Filed as Exhibit 10.8 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.9	Severance and Release Agreement dated August 6, 2004 between Leiner Health Products, LLC and Gerardo Perez.	Filed as Exhibit 10.9 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.10	Consultant Agreement dated August 6, 2004 between Leiner Health Products, LLC and Gerardo Perez.	Filed as Exhibit 10.10 to the Registration Statement on Form S-4 and incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed as Exhibit 12.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
14.1	Code of Ethics.	Filed herewith.
21.1	Subsidiaries of Issuer.	Filed as Exhibit 21.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the	Filed herewith.

Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal 2005

Incorporated by reference to the current report on Form 8-K filed by the registrant on June 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Leiner Health Products Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carson, State of California, on the 24th day of June, 2005.

LEINER HEALTH PRODUCTS INC.
By:	/S/ ROBERT K. REYNOLDS
Name: Robert K. Reynolds
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES F. BAIRD, JR.	Chairman of the Board and Director	June 24, 2005
Charles F. Baird, Jr.

/s/ ROBERT M. KAMINSKI	Chief Executive Officer, (Principal Executive Officer) and	June 24, 2005
Robert M. Kaminski	Director

/s/ GALE K. BENSUSSEN	President and Director	June 24, 2005
Gale K. Bensussen

/s/ ROBERT K. REYNOLDS	Chief Financial Officer (principal financial and accounting	June 24, 2005
Robert K. Reynolds	officer)

/s/ PETER J. SHABECOFF	Director	June 24, 2005
Peter J. Shabecoff

/s/ PRESCOTT H. ASHE	Director	June 24, 2005
Prescott H. Ashe

/s/ JONATHAN O. GRAD	Director	June 24, 2005
Jonathan O. Grad

LEINER HEALTH PRODUCTS INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
Leiner Health Products Inc.

We have audited the accompanying consolidated balance sheets of Leiner Health Products Inc. as of March 27, 2004 and March 26, 2005, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended March 26, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leiner Health Products Inc. at March 27, 2004 and March 26, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 26, 2005, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respect, the information set forth herein.

As discussed in Note 2 – Goodwill, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles Assets, effective April 1, 2002.

/s/ ERNST & YOUNG LLP
Orange County, California
April 28, 2005

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 27, 2004	March 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,824	$16,951
Accounts receivable, net of allowances of $2,970 and $3,113 at March 27, 2004 and March 26, 2005, respectively	77,984	80,250
Inventories	144,479	164,910
Income tax receivable	483	2,310
Prepaid expenses and other current assets	13,174	17,492
Total current assets	269,944	281,913
Property, plant and equipment, net	56,267	65,554
Goodwill	52,083	52,317
Other noncurrent assets	9,505	17,014
Total assets	$387,799	$416,798
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$91,162	$101,639
Accrued compensation and benefits	14,514	9,634
Customer allowances payable	8,896	9,576
Accrued interest	1,110	9,093
Other accrued expenses	6,185	13,304
Current portion of long-term debt	14,286	5,536
Total current liabilities	136,153	148,782
Long-term debt	156,720	390,990
Other noncurrent liabilities	3,724	—
Total liabilities	296,597	539,772
Commitments and contingencies
Series A redeemable preferred stock, $0.01 par value; Authorized, issued and outstanding shares-200,000 at March 27, 2004 and zero at March 26, 2005	40,188	—
Shareholder’s equity (deficit):
Series B junior convertible preferred stock, $0.01 par value; Authorized, issued and outstanding shares-7,500 at March 27, 2004 and zero at March 26, 2005	6,616	—
Series C junior preferred stock, $0.01 par value; Authorized, issued and outstanding shares-7,000 at March 27, 2004 and zero at March 26, 2005	6,178	—
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,139,394 issued and outstanding at March 27, 2004 and 1,000 at March 26, 2005	11	—
Capital in excess of par value	21,841	469
Retained earnings (accumulated deficit)	16,259	(126,357)
Accumulated other comprehensive income	109	2,914
Total shareholder’s equity (deficit)	51,014	(122,974)
Total liabilities, redeemable preferred stock and shareholder’s equity (deficit)	$387,799	$416,798

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Net sales	$574,281	$661,045	$684,901
Cost of sales	430,090	486,554	512,871
Gross profit	144,191	174,491	172,030
Marketing, selling and distribution expenses	48,600	56,448	58,532
General and administrative expenses	43,931	41,041	34,134
Research and development expenses	5,487	5,670	5,299
Amortization of other intangibles	1,585	447	250
Restructuring charges	(245)	—	—
Recapitalization expenses	—	—	87,982
Other operating expense (income)	(77,708)	1,528	2,386
Operating income (loss)	122,541	69,357	(16,553)
Interest expense, net	18,809	18,954	32,346
Income (loss) before income taxes	103,732	50,403	(48,899)
Provision for (benefit from) income taxes	15,587	11,347	(987)
Net income (loss) before extraordinary item and cumulative effect of change in accounting principle	88,145	39,056	(47,912)
Extraordinary gain, net	68,106	—	—
Cumulative effect of change in accounting principle, net	(10,521)	—	—
Net income (loss)	145,730	39,056	(47,912)
Accretion on preferred stock	(8,083)	(12,105)	(39,212)
Net income (loss) attributable to common shareholder	$137,647	$26,951	$(87,124)

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

(dollars in thousands)

										Retained
	Preferred Stock								Capital in	Earnings	Accumulated Other	Total
	Series A Redeemable		Series B Junior Convertible		Series C Junior		Common Stock		Excess	(Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	of Par Value	Deficit)	Income (Loss)	Equity (Deficit)
Balance at March 31, 2002	—	$—	—	$—	—	$—	1,000	$1	$21,851	$(148,339)	$(1,162)	$(127,649)

Net income	—	—	—	—	—	—	—	—	—	145,730	—	145,730
Translation adjustment	—	—	—	—	—	—	—	—	—	—	391	391
Comprehensive income												146,121
Financial restructuring	—	—	7,500	6,616	7,000	6,178	1,138,394	10	(10)	—	—	12,794
Issuance of Series A redeemable preferred stock	200,000	20,000	—	—	—	—	—	—	—	—	—	—
Accretion on Series A redeemable preferred stock	—	8,083	—	—	—	—	—	—	—	(8,083)	—	(8,083)
Balance at March 29, 2003	200,000	28,083	7,500	6,616	7,000	6,178	1,139,394	11	21,841	(10,692)	(771)	23,183

Net income	—	—	—	—	—	—	—	—	—	39,056	—	39,056
Translation adjustment	—	—	—	—	—	—	—	—	—	—	880	880
Comprehensive income.												39,936
Accretion on preferred stock	—	12,105	—	—	—	—	—	—	—	(12,105)	—	(12,105)
Balance at March 27, 2004	200,000	40,188	7,500	6,616	7,000	6,178	1,139,394	11	21,841	16,259	109	51,014

Net loss	—	—	—	—	—	—	—	—	—	(47,912)	—	(47,912)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	2,805	2,805
Comprehensive loss												(45,107)
Accretion on preferred stock	—	29,812	—	8,578	—	822	—	—	—	(39,212)	—	(29,812)
Repurchase and retirement of preferred stock	(200,000)	(70,000)	(7,500)	(15,194)	(7,000)	(7,000)	—	—	—		—	(22,194)
Recapitalization (Note 1)	—	—	—	—	—	—	(1,138,394)	(11)	(21,841)	(55,492)	—	(77,344)
Restricted stock issued in connection with long-term incentive program	—	—	—	—	—	—	—	—	464	—	—	464
Share-based compensation.	—	—	—	—	—	—	—	—	5	—	—	5
Balance at March 26, 2005	—	$—	—	$—	—	$—	1,000	$—	$469	$(126,357)	$2,914	$(122,974)

See accompanying notes to consolidated financial statements

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Operating activities
Net income (loss)	$145,730	$39,056	$(47,912)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,920	12,690	11,948
Amortization	5,731	1,978	1,774
Amortization of deferred financing charges	6,057	8,037	5,445
Provision for doubtful accounts	2,013	4,087	4,791
Provision for excess and obsolete inventory	11,489	5,746	8,028
Cumulative effect of change in accounting principle	10,521	—	—
Deferred income taxes	(5,976)	(3,488)	(1,176)
Extraordinary gain, net	(68,106)	—	—
(Gain) loss on disposal of assets	(105)	40	(52)
Stock compensation expense	—	—	5
Translation adjustment	(280)	(880)	(2,805)
Changes in operating assets and liabilities:
Accounts receivable	(13,596)	(24,739)	(6,464)
Inventories	(25,747)	(15,913)	(26,842)
Income tax receivable	8,825	671	(1,729)
Accounts payable	(658)	16,760	9,840
Accrued compensation and benefits	4,607	(2,865)	(4,992)
Customer allowances payable	(2,135)	(2,035)	599
Accrued interest	(553)	781	7,971
Other accrued expenses	(4,439)	1,211	3,237
Other	892	(2,689)	(896)
Net cash provided by (used in) operating activities	88,190	38,448	(39,230)
Investing activities
Additions to property, plant and equipment	(5,648)	(10,413)	(17,991)
Increase in other noncurrent assets	(3,981)	(3,444)	(3,319)
Net cash used in investing activities	(9,629)	(13,857)	(21,310)
Financing activities
Borrowings under bank term credit facility	—	—	240,000
Payments under bank term credit facility	—	—	(1,200)
Payments under old credit facility	(80,528)	(6,604)	(159,788)
Retirement of senior subordinated debt	(17,930)	—	—
Issuance of senior subordinated debt	—	—	150,000
Increase in deferred financing charges	(3,154)	(1,774)	(15,753)
Issuance of Series A redeemable preferred stock	20,000	—	—
Capital contribution from parent	—	—	251,500
Repurchase and retirement of preferred stock	—	—	(92,194)
Repurchase and retirement of common stock and common equity rights	—	—	(328,380)
Net payments on other long-term debt	(1,239)	(1,456)	(3,318)
Net cash provided by (used in) financing activities	(82,851)	(9,834)	40,867
Effect of exchange rate changes	601	1,520	2,800
Net increase (decrease) in cash and cash equivalents	(3,689)	16,277	(16,873)
Cash and cash equivalents at beginning of period	21,236	17,547	33,824
Cash and cash equivalents at end of period	$17,547	$33,824	$16,951

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 26, 2005

1.              Formation and Operations

General

Leiner Health Products Inc. (“Leiner” or the “Company”) is primarily involved in the manufacture and distribution of vitamins, over-the-counter drugs and other health products to mass market retailers and through other channels, primarily in the United States and Canada. These financial statements include the accounts of the Company and its subsidiary, Vita Health Products Inc. (“Vita”).

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

As a result of the Recapitalization, the Golden Gate Investors and the North Castle Investors each own 46.7% of Holdings equity and Leiner management and certain former employees own 6.6% of Holdings’ equity including delayed delivery share awards. The Recapitalization was accounted for as a recapitalization of the Company which had no impact on the historical basis of assets and liabilities as reflected in the Company’s condensed consolidated financial statements.

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $32,689,000 in fees and expenses related to these transactions. In addition, deferred financing charges of approximately $12,470,000 related to the New Credit Facility and Notes were recorded under other non-current assets in the accompanying consolidated balance sheet at March 26, 2005.

The assumption of debt and the transfer of excess funds from the Recapitalization totaled approximately $77,344,000 and consisted of the following (in thousands):

Assumption of Debt from Mergeco:
New Credit Facility	$(245,000)
Notes	(150,000)	$(395,000)
Excess funds from Mergeco		317,656
Recapitalization		$(77,344)

The net Recapitalization amount above has been first applied against capital in excess of par value until that was exhausted and the remainder was applied against accumulated deficit.

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Effective fiscal 2003, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. Adoption of the change in fiscal year 2003 did not have a material impact on the Company’s consolidated financial statements. Fiscal years 2003, 2004 and 2005 are each comprised of 52-week periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include valuation allowances for accounts receivable, inventories and deferred tax assets, cash flows used to evaluate the recoverability of long-lived assets, and certain accrued liabilities.

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

	March 26, 2005
	Total	Fair Value
Variable rate ($US)	$238,800	$238,800
Average interest rate	5.56%
Fixed rate ($US)	$150,000	$150,000
Average interest rate	11.00%

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Reserves are provided for potentially excess and obsolete inventory and inventory that has aged over a specified period of time based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. During the first quarter ended June 26, 2004, the Company refined its aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. Management believes that the refined estimation model results in a better estimate of potentially excess and obsolete inventory. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $448,000, and the net loss was lower by approximately $260,000 for the period ended March 26, 2005.

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

In prior fiscal years, web site development costs incurred by the Company, which were not material, were expensed as incurred.  During the fourth quarter of fiscal 2005, the Company changed its accounting policy and capitalized $517,000 of web site development costs.

Goodwill

Goodwill is subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exists, using a fair-value-based approach. During the fourth quarter of fiscal 2005, the Company updated its review, which indicated that there was no impairment. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units, which are reviewed by the units’ segment managers. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment exists, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

In fiscal 2003, based on the result of the first step of the transitional impairment test, the Company identified potential goodwill impairment in its Canadian reporting unit, and subsequently completed the second step of the transitional goodwill impairment test. Because the carrying value of the Canadian reporting unit’s assets and liabilities (excluding goodwill) exceeded the fair value of the Canadian reporting unit, the Company recorded a net goodwill impairment charge of $10,521,000, net of income tax of $0. This non-cash charge was recorded in fiscal 2003 as a cumulative effect of change in accounting principle, in the accompanying consolidated statements of operations as of April 1, 2002.

Recoverability of Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

Deferred market development costs

The Company entered into a fifteen-year contract to distribute products developed by a pharmaceutical company. The Company paid fees for exclusivity rights and such payments were recorded as a deferred asset. Once the product receives regulatory approval, the deferred amounts made will be amortized over the expected product life cycle. On an ongoing basis, the Company reviews the balance remaining in the deferred asset account for impairment. At March 27, 2004 and March 26, 2005, the balance of the deferred asset related to this contract was approximately $1,245,000 and $2,346,000, respectively.

The Company also entered into contracts for supply and distribution of over-the-counter (“OTC”) products developed by certain pharmaceutical companies.  The payments to these pharmaceutical companies are recorded as deferred assets.  Amortization of the deferred assets is calculated using straight line method over the terms of the agreements or as related sales is recognized.  The Company also reviews for impairment of deferred assets whenever events or changes in circumstances indicate that the unamortized amount of an asset may not be recoverable.  At March 27, 2004 and March 26, 2005, the Company had an unamortized balance of approximately $1,258,000 and $1,044,000, respectively, classified under other non-current assets in the accompanying consolidated balance sheet.  In addition, the Company pays a certain percentage of contractually calculated net profit as royalties to these companies and they are expensed as related sales are recognized.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonable estimated.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the year. Translation gains and losses are recorded in shareholder’s equity (deficit), and realized gains and losses are reflected in results of operations. Transaction gains were $280,000, $880,000 and $2,805,000 for the years ended March 29, 2003, March 27, 2004 and March 26, 2005, respectively.

Stock-Based Compensation

Prior to the current fiscal year, the Company accounted for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations.  Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the estimated fair value of the stock and the exercise price of the option.  Also, prior to the current fiscal year the Company adopted the disclosure, but not the accounting, requirements of SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS 123”,) which established a fair-value based method of accounting and disclosure for stock-based employee compensation plans.

During the current fiscal year, the Company adopted both the accounting and disclosure requirements of SFAS No. 123R, “Share-Based Payments,” (“SFAS 123R”).  SFAS 123R was adopted using the Modified Prospective Application Method which requires that the annual financial statements reflect share-based compensation pursuant to SFAS 123R for the fiscal year 2005.  The annual pro forma disclosure under Modified Prospective Application Method requires the disclosure of compensation cost for the entire annual period.

Shipping and Handling Fees and Costs

The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying consolidated statements of operations. Shipping and handling expenses for the years ended March 29, 2003, March 27, 2004 and March 26, 2005, were $12,268,000, $14,122,000 and $16,082,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the years ended March 29, 2003, March 27, 2004 and March 26, 2005, were $1,241,000, $2,689,000 and $1,217,000, respectively.

Comprehensive Income (Loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s equity (deficit). The comprehensive income (loss) is as follows (in thousands):

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Net income (loss)	$145,730	$39,056	$(47,912)
Foreign currency translation adjustment	280	880	2,805
Comprehensive income (loss)	$146,010	$39,936	$(45,107)

Reclassifications

Certain reclassifications have been made to the fiscal 2003 and 2004 consolidated financial statements to conform to the fiscal 2005 presentation.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151), which clarifies that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is reviewing the potential impact of the adoption of SFAS 151 for the fiscal 2006.

In October 2004, the FASB issued FSP 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” effective tax years beginning after December 31, 2004. The FSP provides guidance on the application of SFAS 109, “Accounting for Income Taxes,” to the provision within the American Jobs Creation Act of 2004 that provides a tax deduction on qualified production activities. According to FSP 109-1, the deduction should be accounted for as a special deduction in accordance with Statement 109. The Company is reviewing the potential impact of the deduction for fiscal 2006.

3.              Restructuring Charges

In fiscal 2002, the Company reduced its global workforce by 66 full time employees. Severance and other costs related to such reductions totaled approximately $1,875,000, and were charged to operations in the period ended March 31, 2002. In addition, the Company established a reserve of $2,565,000 in fiscal 2002 related to the cancellation of leases, the majority of which resulted in payments in fiscal 2003.

In fiscal 2003, the Company reduced its global workforce by 38 full time employees. Severance and other costs related to such reductions totaled approximately $650,000, and were charged to operations in the period ended March 29, 2003.  Also, in fiscal 2003, excess accruals aggregating $895,000 related to the fiscal 2002 restructuring were reversed as a reduction to the restructuring charges in fiscal 2003.

The following table summarizes the activities in the Company’s restructuring reserves (in thousands):

	Costs for Employees Terminated	Facilities Consolidation and Other	Total
Balance at March 31, 2002	$2,004	$3,068	$5,072
Additions to restructuring charges	650	—	650
Cash payments	(1,281)	(2,048)	(3,329)
Adjustments to restructuring charges	(158)	(737)	(895)
Balance at March 29, 2003	1,215	283	1,498
Cash payments	(1,133)	(277)	(1,410)
Balance at March 27, 2004	82	6	88
Cash payments	(82)	(6)	(88)
Balance at March 26, 2005	$—	$—	$—

4.              Debt

Long-term debt consists of (in thousands):

	March 27, 2004	March 26, 2005

New Credit Facility:
Term facility	$160,400	$238,800
Senior subordinated notes	—	150,000
Capital lease obligations	3,520	2,052
Industrial development revenue bond loan	5,100	4,600
Industrial opportunities program loan	1,986	1,074
	171,006	396,526
Less current portion	(14,286)	(5,536)
Total long-term debt	$156,720	$390,990

New Credit Facility

The New Credit Facility consists of the $240,000,000 Term Facility and the $50,000,000 Revolving Facility, made available in U.S. dollars to the Company. The unpaid principal amount outstanding on the Revolving Facility is due and payable on May 27, 2009. Commencing on May 27, 2004, the Term Facility required quarterly principal payments of approximately 1% per annum over the next six years and three quarters with the balance due on May 27, 2011. Principal payments scheduled during the period March 27, 2005 through March 25, 2006 total $2,400,000. Borrowings under the New Credit Facility bear interest at a base rate per annum plus an “applicable margin.” The Company can choose a base rate of i) ABR (Alternate base rate) or ii) LIBOR for its Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds rate plus 0.5% or the prime commercial lending rates of UBS AG.  The LIBOR rate is determined based on interest periods of one, two, three or six months. The “applicable margin” is based on the Company’s leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness including letters of credit outstanding to the credit agreement EBITDA, as defined, and varies as follows: (a) 1.25% to 1.75% for all ABR based loans and (b) from 2.25% to 2.75% for all LIBOR based loans. As of March 26, 2005, the Company’s interest rates were 5.56% under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. In addition, the New Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. As of March 26, 2005, the Company had $37,986,000 available under its Revolving Facility and had $12,014,000 of letters of credit outstanding.

The New Credit Facility contains certain representations and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply, every quarter end and on an annual basis, with certain financial ratios and tests, including without limitation, a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure level. The Company was in compliance with all such financial covenants as of March 26, 2005.

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

Capital Lease Obligations

The capital lease obligations are payable in variable monthly installments through November 2008, bear interest at effective rates ranging from 1.68% to 14.58%. At March 26, 2005, the weighted average interest rate on the capital lease obligations is 5.6%. The capital leases are secured by equipment with a net book value of approximately $2,019,000 at March 26, 2005.

Industrial Development Revenue Bond Loan (“IRB Loan”)

The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. The interest rate on the IRB Loan (2.32% as of March 26, 2005) is variable and fluctuates on a weekly basis. At March 26, 2005, $4,600,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under our New Credit Facility. Under certain circumstances, the interest rate on the bonds may be converted to a fixed rate for the remainder of the term. On or prior to the date that the bonds are converted to a fixed rate, bondholders may elect to have their bonds or a portion thereof, in denominations of $100,000 and integral multiples of $5,000, in excess thereof, purchased at a price equal to par plus accrued interest upon seven days’ notice to the trustee. In the event a portion of the bonds are tendered for purchase, the bondholders must retain bonds in the denomination of at least $100,000. When any bonds shall have been delivered to the trustee for purchase, the remarketing agent shall use its best efforts to remarket such bonds at par plus accrued interest. In the event that sufficient funds are not available to the trustee to purchase tendered bonds, the Company is required to provide funds for such purchase, including funds drawn under the letter of credit securing the IRB Loan. Upon conversion to a fixed interest rate, the bondholders’ tender option will terminate.

Industrial Opportunities Program Loan

During fiscal 2000, the Company’s wholly owned subsidiary Vita Health Products entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company’s manufacturing facility in Canada. The loan is secured principally by a pledge of certain real property of the Company’s Manitoba manufacturing facility and equipment purchased with the proceeds of the loan. Principal repayments were scheduled to be made in two equal payments of 50% of the final loan amount. The first scheduled payment of approximately $1,061,000 was made on September 30, 2004. As of March 26, 2005, the Company had the remaining outstanding amount of approximately $1,074,000 in advances on the loan, due on September 30, 2005. Interest on the loan prior to December 31, 2003, was waived and for the period January 2004 thru June 1, 2004, may be waived contingent upon the Company’s compliance with certain obligations, including meeting certain financial ratios. Thereafter, the Company is required to pay interest on the outstanding loan amount at the rate of 7.125% per annum.

Minimum payments

Principal payments on long-term debt through fiscal 2010 and thereafter are (in thousands):

Fiscal Year
2006	$5,536
2007	3,916
2008	2,350
2009	2,924
2010	2,900
Thereafter	378,900
$396,526

5.              Preferred Stock

Series A Redeemable Preferred Stock

In fiscal 2003, certain existing shareholders of the Company invested $20,000,000 in exchange for 200,000 shares of Series A Redeemable Preferred Stock of the Company. The Series A Redeemable Preferred Stock had a liquidation preference equal to the greater of (i) a minimum of three times and a maximum of six times invested capital, depending on the date on which the liquidation preference payment event occurred and (ii) the amount such stock would receive if, after payment of other outstanding preferred stock of the Company, such stock were treated ratably on a share for share basis with the common stock of the Company.

Pursuant to the Recapitalization, the Series A Redeemable Preferred Stock was redeemed at the liquidation preference value of $350 for each share of Series A Redeemable Preferred Stock and holders of such stock were paid the total aggregate amount of $70,000,000. The difference between the carrying value of the Series A Redeemable Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the year ended March 26, 2005.

Series B Junior Convertible Preferred Stock

In fiscal 2003, the Company’s then current Senior Lenders were issued 7,500 shares of Series B Junior Convertible Preferred Stock of the Company, which was convertible into an aggregate of 3% of the fully diluted equity of the Company as of April 15, 2002 (52,620 shares of Common Stock), and paid a fixed liquidation preference of $7,500,000 but no dividend.  The holders of Series B Junior Convertible Preferred Stock were entitled to one vote for each share of Preferred Stock on all matters submitted for a vote of the holders of shares of Common Stock.

Pursuant to the Recapitalization, the holders of Series B Junior Convertible Preferred Stock converted their shares into Common Stock of the Company and received an aggregate amount of $15,194,000 in cash. The difference between the carrying value of the Series B Junior Convertible Preferred Stock on the date of the Recapitalization and the aggregate consideration paid was recorded as accretion on preferred stock in the statement of operations for the year ended March 26, 2005.

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

Pursuant to the Recapitalization, the Series C Junior Preferred Stock were retired and the holders of Series C Junior Preferred Stock received an aggregate amount of $7,000,000. The difference between the carrying value of the Series C Junior Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the year ended March 26, 2005.

6.              Income Taxes

United States and foreign income (loss) from continuing operations before taxes is as follows (in thousands):

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
U.S	$104,162	$46,921	$(56,183)
Foreign	(430)	3,482	7,284
	$103,732	$50,403	$(48,899)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations:

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Provision/(benefit) at U.S. statutory rates	35%	35%	(35)%
State income taxes, net of federal tax benefit	4	3	(2)
Non deductible recapitalization expenses	—	1	22
Higher/(lower) effective rate of foreign operations	—	(2)	(5)
Imputed interest on foreign intercompany loan	—	—	1
Settlement of IRS examinations	—	(2)	—
Other	4	(1)	1
Valuation allowances	(28)	(11)	16
Effective income tax rate	15%	23%	(2)%

Significant components of the provision (benefit) for income taxes from continuing operations are (in thousands):

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Current:
Federal	$17,376	$13,254	$(237)
State	4,187	1,581	264
Foreign	—	—	162
Total current	21,563	14,835	189
Deferred:
Federal	(5,976)	(2,009)	(1,172)
State	—	(1,479)	(4)
Foreign	—	—	—
Total deferred	(5,976)	(3,488)	(1,176)
Total provision for (benefit from) income taxes	$15,587	$11,347	$(987)

Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	March 27, 2004	March 26, 2005
Deferred tax assets:
Compensation related accruals	$4,767	$9,581
Net operating loss carry forwards	680	6,517
Fixed and intangibles assets book versus tax basis difference	4,017	2,714
Inventory obsolescence reserves	2,091	2,080
Allowances for doubtful accounts and sales returns	615	1,652
Other	—	1,174
Total deferred tax assets	12,170	23,718
Valuation allowance	(1,801)	(11,750)
Deferred tax assets	10,369	11,968
Deferred tax liabilities:
Inventory capitalization	(1,037)	(985)
Fixed and intangibles assets book versus tax basis difference	—	(510)
Other	(35)	—
Deferred tax liabilities	(1,072)	(1,495)
Net deferred tax assets	$9,297	$10,473

At March 26, 2005, the Company has elected to forego its ability to carryback its current year federal net operating loss resulting in federal, state, and foreign net operating loss carryforwards of $14,135,000, $16,598,000, and $620,000, respectively.  The federal net operating loss carryforward will expire in fiscal year 2026, if not previously utilized and state net operating loss carryforwards begin to expire in fiscal year 2011.  The Company’s foreign net operating loss carryforward will expire in fiscal year 2011, if not previously utilized.

At March 26, 2005, the Company had federal and state research and development credit carryforwards of approximately $188,000 and $120,000, respectively. These research and development credit carryforwards begin to expire fiscal year 2026, if not previously utilized.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. During fiscal year 2005, a valuation allowance of $7,769,000, related to the portion of domestic deferred tax assets attributable to compensation expense related to delayed delivery shares awarded as part of the Recapitalization, has been established to offset the related deferred assets due to the uncertainty regarding future realization.   The remaining valuation allowance is attributable to foreign deferred tax assets.

Undistributed earnings of the Company’s foreign subsidiaries for which no U.S. federal or state liability has been recorded are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers, Subject to certain limitations, the incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The Company does not intend to take advantage of repatriation provisions of AJCA.

As of March 27, 2004 and March 26, 2005, current deferred tax assets of $7,207,000 and $10,629,000 respectively, are classified under prepaid expenses and other current assets in the accompanying consolidated balance sheet.  Also, as of March 27, 20004 and

March 26, 2005, non current deferred tax assets of $2,090,000 and non-current deferred tax liabilities of $156,000, respectively are classified under other non-current assets and non-current liabilities, respectively in the accompanying consolidated balance sheet.

7.              Employee Benefits

Stock-Option Plan

During fiscal 2003 and 2004, the Company had one stock-based employee compensation plan.  During fiscal 2005, the Company had three stock-based employee compensation plans.

1997 Option Plan:

The Company’s Stock Option Plan, as amended in 1997 (the “1997 Option Plan”), provided for the issuance of nonqualified stock options to certain key employees and directors to purchase up to 252,222 shares of the Company’s common stock.  Options granted were at exercise prices as determined by the Company’s Board of Directors, but not less than $100 per share.  Options generally vested on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of the grant, and expired no later than ten years from the date of grant.

Activity under the 1997 Option Plan for the years ended March 29, 2003, March 27, 2004 and March 26, 2005 is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at March 31, 2002	63,088	189,134	$100-180	$121
Options granted	(26,360)	26,360	100	100
Options canceled	550	(550)	140-180	166
Balance at March 29, 2003	37,278	214,944	100-180	118
Options granted	(37,000)	37,000	225	225
Balance at March 27, 2004	278	251,944	100-225	134
Options repurchased and retired	(278)	(251,944)	$100-225	$134
Balance at March 26, 2005	—	—

In connection with the Recapitalization, all options outstanding as of May 27, 2004 were repurchased and retired, and the 1997 Option Plan was assumed by Holdings.  Options with a net value of $13,657,000 were rolled over into new equity rights in Holdings.  The remaining options were purchased for approximately $25,402,000 representing the difference between the per share Recapitalization purchase price and the exercise price of the stock options.  The total amount of approximately $39,059,000 was incurred in stock-based compensation during the fiscal year ended March 26, 2005.   The Company accounted for the 1997 Option Plan under the principles of APB 25 and no compensation expense was reported in the financial statements for the options granted in the years ended March 29, 2003 and March 27, 2004.  The weighted-average fair value of options granted during the years ended March 29, 2003 and March 27, 2004 were $0 and $167, respectively.

2004 Option Plan:

The Board of Directors of Holdings approved the LHP Holding Corp. 2004 Stock Option Plan (the “2004 Option Plan”) on October 1, 2004.  Under the 2004 Option Plan, common stock reserved up to an aggregate number of shares not to exceed 117,409 may be granted.  Option awards are generally granted with an exercise price equal to the calculated market value of a share of Holdings common stock on the date of the grant.  The option awards generally vest based on 4 years of continuous employment service and have ten year contractual terms to exercise.  The option awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Option Plan).

Activity under the 2004 Option Plan for the year ended March 26, 2005 is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at March 27, 2004	—	—	$—	$—
2004 option plan approved	117,409	—	—	—
Options granted	(39,138)	39,138	2.37	2.37
Balance at March 26, 2005	78,271	39,138	$2.37	$2.37

The following table summarizes the information on the options granted as of March 26, 2005:

Outstanding				Excercisable
Exercise price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.37	39,138	9.75	$2.37	—	$2.37

The Company accounts for the stock option grants under the 2004 Option Plan under the principles of SFAS 123R. $1,101 was recorded as share-based compensation under General and Administrative expense in the Statement of Operations for the year ended March 26, 2005.  The weighted-average fair value of options granted during the year ended March 26, 2005 was $0.45.  As of March 26, 2005, there was $16,511 of total unrecorded and unrecognized compensation cost related to nonvested share based compensation under the 2004 Option Plan.  That cost is expected to be recorded and recognized over a weighted average period of 3.75 years.

Restricted Stock Plan:

The Board of Directors of Holdings also approved the LHP Holding Corp. 2004 Restricted Stock Plan (the “Stock Plan”) on October 1, 2004.  Under the Stock Plan, common stock reserved up to an aggregate number of shares not to exceed 195,676 may be issued.  Each issuance and purchase of shares under the Stock Plan will be completed pursuant to a subscription agreement which will include such terms and conditions not inconsistent with the Stock Plan as the Holdings Board of Directors determines.  Restricted stock will generally be issued with a purchase price equal to the calculated market value of a share of Holdings common stock on the date of the subscription agreement.  The restricted stock has various restrictive Call Rights retained by the Company after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization.  The Stock Plan, however, also provides for accelerated removal of the restrictive Call Rights if there is a change in control (as defined in the Stock Plan).

Activity under the Stock Plan for the year ended March 26, 2005 is set forth below:

		Restricted Shares Outstanding
	Shares Available for Issuance	Number of Shares	Purchase Price	Weighted Average Purchase Price
Balance at March 27, 2004	—	—	$—	$—
2004 restricted stock plan approved	195,676	—
Restricted Stock Issued	(195,676)	195,676	2.37	2.37
Balance at March 26, 2005	—	195,676	$2.37	$2.37

The following table summarizes the information on the options granted as of March 26, 2005:

Outstanding				Excercisable
Purchase price	Number of Shares	Average Remaining Call Right Life (years)	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
$2.37	195,676	5.25	$2.37	—	$2.37

The Company accounts for the restricted stock issued under the Stock Plan under the principles of SFAS 123R. $4,002 was recorded as share-based compensation under General and Administrative expense in the Statement of Operations for the year ended March 26, 2005.  The weighted-average fair value of restricted stock issued during the year ended March 26, 2005 was $0.45.  As of March 26, 2005, there was $84,052 of total unrecorded and unrecognized compensation cost related to share based compensation under the Stock Plan.  That cost is expected to be recorded and recognized over a weighted average period of 5.25 years.

Pro Forma Disclosures:

Pro forma information regarding net income (loss) is required by SFAS 123R.  This information is required to be presented as if the Company had accounted for stock-based awards to its employees under the fair value method pursuant to SFAS 123R, rather than the intrinsic value method pursuant to APB 25.  This pro forma requirement covers the fiscal years ended March 29, 2003, March 27, 2004 and March 26, 2005.

The fair value of the option awards under the 1997 Option Plan were estimated at the date of grant based on the minimum-value method, which does not consider stock price volatility.  The minimum value option valuation model requires the input of highly subjective assumptions.  In management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the 1997 Stock plan awards because the Company’s employee stock options have characteristics different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

The following weighed average assumptions were used in valuing the options granted under the 1997 Option Plan:

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Risk free interest rate	4.0%	4.0%	—
Expected option life in years	6.25	5.60	—

The fair value of each option award under the 2004 Option Plan and of each restricted stock issued under the Stock Plan was estimated on the date of grant or issuance using the Black-Scholes Option Pricing Formula.  The expected terms of the awards will represent the period of time that the awards are expected to be outstanding.  Because the Company’s common stock is neither publicly nor internally traded, a calculated value to represent the volatility of the Company’s stock is derived using the historical volatility of a representative set of companies in the same industry sector to establish an appropriate industry sector index.  The Black-Scholes Option Pricing Formula used by the Company is adjusted for the effect of the contractual dividends provided to the preferred shareholders.  In addition, the Company adjusts the fair value of each option, as derived by the Black-Scholes Option Pricing Formula to consider the effects of non-transferability and the lack of control inherent in the minority interest that the common stock, which is being awarded, represents.

The following weighed average assumptions were used in valuing the share based awards granted under the 2004 Option Plan and the restricted stock issued under the Stock Plan:

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Risk free interest rate	—	—	3.73%
Expected term in years	—	—	5.00
Expected volatility	—	—	56.34%
Expected dividend rate	—	—	13.00%
Expected forfeiture rate	—	—	—%

Contributory Retirement Plans

The Company has contributory retirement plans that cover substantially all of the Company’s employees who meet minimum service requirements. The Company’s contributions to the plans are discretionary and are determined by the Company’s Board of Directors.  The Company changed its current contributory retirement plan documents to shift the plans’ year-ends from a fiscal year to a calendar year on April 1, 2002.  Thus the last three completed plan years were from April 1, 2002 to December 31, 2002; from January 1, 2003 to December 31, 2003, and from January 1, 2004 to December 31, 2004.  The Company did not contribute for the plan years ended December 31, 2003 and 2004. Also, as of March 26, 2005, the Company has not contributed for the current plan year which began January 1, 2005.

8.              Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s  behalf.  In exchange for such services in connection with the Recapitalization, the Company has paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration. The Company has also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company will pay a $1,315,000 management fee in arrears annually plus reasonable out of pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a performance target, which the Company met in fiscal 2005. Other operating expenses in the accompanying statement of operations for the years ended March 29, 2003, March 27, 2004 and March 26, 2005 included $1,579,000, $1,578,000 and $3,258,000, respectively, of management fees and out-of-pocket expenses.

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

In addition, as part of the Recapitalization, the Golden Gate Investors, the North Castle Investors, North Castle Partners, L.L.C., the Company, Mergeco and an escrow agent entered into an escrow agreement.  Pursuant to the recapitalization agreement and plan of merger, Mergeco deposited $6,500,000 in cash in an escrow account to be held and disposed of as provided in the escrow agreement.  The escrow funds will be used to pay specified product liability claims and tax claims as provided for in the escrow agreement.  Any amounts remaining in the escrow account will be paid to the selling Leiner equity holders on a pro rata basis on the later of December 31, 2006 and other dates specified in the escrow agreement with respect to such claims.

9.              Commitments

The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for the years ended March 29, 2003, March 27, 2004 and March 26, 2005 were $13,715,000, $13,876,000 and $13,955,000, respectively.

Minimum future obligations on non-cancelable operating leases in effect at March 26, 2005 are (in thousands):

Fiscal year
2006	$12,002
2007	9,454
2008	7,371
2009	7,085
2010	7,073
Thereafter	23,194
Total minimum lease payments	$66,179

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At March 27, 2004 and March 26, 2005, the Company had recorded deferred rent liabilities of $2,137,000 and $2,512,000, respectively.

10.       Contingencies

Antitrust Lawsuit

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

During fiscal 2002, and 2003, the Company entered into settlement agreements with several of its suppliers named in the Antitrust Lawsuit (the “Settlement Agreements”). Pursuant to the terms of the Settlement Agreements, the Company agreed to release all claims it may have against these suppliers based on the Company’s purchases of various vitamins from the suppliers and to opt out of any settlements in connection with the Antitrust Lawsuit insofar as it pertains to these suppliers. In exchange for the Company’s release and agreement to opt out of the settlement in connection with the Antitrust Lawsuit, the Company has been awarded net settlements in the aggregate amount of approximately $40,778,000 and $98,380,000, in the years ended March 31, 2002 and March 29, 2003, respectively, which were offset by legal, consulting fees and other costs of approximately $9,930,000 and $19,186,000, respectively. Net proceeds were recorded in other operating expense (income) in the accompanying consolidated statements of operations.

Other

The Company has been named in seven cases alleging adverse reactions associated with each plaintiff’s ingestion of Phenylpropanolamine containing products which the Company allegedly manufactured and sold. Currently, none of the cases have proceeded to trial, but the Company intends to vigorously defend the allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier and deductible amounts aggregating approximately $2,000,000 have been accrued in the accompanying consolidated financial statements.

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

Two customers accounted for the following percentage of gross sales in each respective period:

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Customer A	40%	42%	43%
Customer B	17%	18%	20%

Our largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
Division 1	23%	24%	25%
Division 2	17%	18%	18%

The Company’s top ten customers in the aggregate accounted for approximately 86%, 87% and 85% of the Company’s gross sales for the years ended March 29, 2003, March 27, 2004 and March 26, 2005, respectively.

At March 27, 2004 and March 26, 2005, the Company had receivables from two U.S. customers of approximately 37% and 22% and 41% and 28%, respectively, of U.S. gross receivables.

For the years ended March 29, 2003, March 27, 2004 and March 26, 2005, one supplier, excluding purchases by Vita, provided approximately 13%, 12% and 11%, respectively, of raw materials purchased.  No other supplier accounted for more than 10% of the Company’s purchases.

Sales of vitamins C and E, in the aggregate, accounted for approximately 15%, 14% and 12% of the Company’s gross sales in fiscal 2003, 2004 and 2005, respectively. If one or more of the Company’s major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C were substantially reduced, or if sales of Vitamin E were further reduced as a result of negative media in the third quarter of fiscal 2005, the Company’s results of operations could be materially adversely affected.

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

Selected financial information for the Company’s reportable segments for the years ended March 29, 2003, March 27, 2004 and March 26, 2005 is as follows (in thousands):

	Leiner U.S.	Vita Health	Consolidated Totals
Year ended March 29, 2003
Net sales to external customers	$528,929	$45,352	$574,281
Intersegment sales	1,865	23	—
Depreciation and amortization, excluding deferred financing charges	17,783	1,868	19,651
Segment operating income	121,532	1,009	122,541
Interest expense, net (1)	17,370	1,439	18,809
Income tax expense	15,587	—	15,587
Extraordinary gain, net	68,106	—	68,106
Cumulative effect of change in accounting principle	—	10,521	10,521
Segment assets	301,014	36,515	337,529
Additions to property, plant and equipment	7,678	1,243	8,921
Year ended March 27, 2004
Net sales to external customers	$601,961	$59,084	$661,045
Intersegment sales	3,644	30	—
Depreciation and amortization, excluding deferred financing charges	12,272	2,396	14,668
Segment operating income	64,287	5,070	69,357
Interest expense, net (1)	17,366	1,588	18,954
Income tax expense	11,347	—	11,347
Segment assets	341,866	45,933	387,799
Additions to property, plant and equipment	11,046	1,438	12,484
Year ended March 26, 2005
Net sales to external customers	$610,915	$73,986	$684,901
Intersegment sales	4,566	21	—
Depreciation and amortization, excluding deferred financing charges	11,107	2,615	13,722
Segment operating income (loss)	(25,485)	8,932	(16,553)
Interest expense, net (1)	30,698	1,648	32,346
Income tax expense (benefit)	(1,149)	162	(987)
Segment assets	367,036	49,762	416,798
Additions to property, plant and equipment	16,646	1,630	18,276

(1)          Interest expense, net includes the amortization of deferred financing charges.

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Year Ended
	March 29, 2003%		March 27, 2004%		March 26, 2005%
VMS products	$384,182	67%	$413,679	63%	$419,491	61%
OTC products	148,983	26%	191,196	29%	213,402	31%
Contract manufacturing services/Other	41,116	7%	56,170	8%	52,008	8%
Total	$574,281	100%	$661,045	100%	$684,901	100%

13.       Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of Notes, the Company’s U.S.-based subsidiaries guaranteed the payment of principal, premium and interest on the Notes. Presented below is consolidating financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

Leiner Health Products Inc.

Consolidating Balance Sheets

(in thousands)

	March 27, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,601	$8,223	$—	$33,824
Accounts receivable, net of allowances	71,879	6,105	—	77,984
Inventories	126,104	18,375	—	144,479
Income tax receivable	483	—	—	483
Prepaid expenses and other current assets	13,026	148	—	13,174
Total current assets	237,093	32,851	—	269,944
Intercompany receivable	29,355	—	(29,355)	—
Property, plant and equipment, net	46,060	10,207	—	56,267
Goodwill	49,224	2,859	—	52,083
Other noncurrent assets	9,489	16	—	9,505
Total assets	$371,221	$45,933	$(29,355)	$387,799
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83,687	$7,475	$—	$91,162
Accrued compensation and benefits	13,331	1,183	—	14,514
Customer allowances payable	7,899	997	—	8,896
Accrued interest	841	269	—	1,110
Other accrued expenses	5,674	511	—	6,185
Current portion of long-term debt	11,988	2,298	—	14,286
Total current liabilities	123,420	12,733	—	136,153
Intercompany payable	—	29,355	(29,355)	—
Long-term debt	137,052	19,668	—	156,720
Other noncurrent liabilities	3,724	—	—	3,724
Total liabilities	264,196	61,756	(29,355)	296,597
Series A redeemable preferred stock	40,188	—	—	40,188
Shareholders’ equity (deficit):
Series B junior convertible preferred stock	6,616	—	—	6,616
Series C junior preferred stock	6,178	—	—	6,178
Common stock	11	—	—	11
Capital in excess of par value	21,841	—	—	21,841
Retained earnings (accumulated deficit)	32,191	(15,932)	—	16,259
Accumulated other comprehensive income	—	109	—	109
Total shareholders’ equity (deficit)	66,837	(15,823)	—	51,014
Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$371,221	$45,933	$(29,355)	$387,799

Leiner Health Products Inc.

Consolidating Balance Sheets

(in thousands)

	March 26, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,670	$5,281	$—	$16,951
Accounts receivable, net of allowances	71,518	8,732	—	80,250
Inventories	142,493	22,417	—	164,910
Income tax receivable	2,310	—	—	2,310
Prepaid expenses and other current assets	17,267	225	—	17,492
Total current assets	245,258	36,655	—	281,913
Intercompany receivable	42,240	—	(42,240)	—
Property, plant and equipment, net	55,540	10,014	—	65,554
Goodwill	49,224	3,093	—	52,317
Other noncurrent assets	17,014		—	17,014
Total assets	$409,276	$49,762	$(42,240)	$416,798
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$92,974	$8,665	$—	$101,639
Accrued compensation and benefits	8,024	1,610	—	9,634
Customer allowances payable	8,513	1,063	—	9,576
Accrued interest	9,024	69	—	9,093
Other accrued expenses	12,396	908	—	13,304
Current portion of long-term debt	4,453	1,083	—	5,536
Total current liabilities	135,384	13,398	—	148,782
Intercompany payable	—	42,240	(42,240)	—
Long-term debt	390,970	20	—	390,990
Other noncurrent liabilities			—	—
Total liabilities	526,354	55,658	(42,240)	539,772
Shareholder’s deficit:
Capital in excess of par value	469	—	—	469
Accumulated deficit	(117,547)	(8,810)	—	(126,357)
Accumulated other comprehensive income	—	2,914	—	2,914
Total shareholder’s deficit	(117,078)	(5,896)	—	(122,974)
Total liabilities and shareholder’s deficit	$409,276	$49,762	$(42,240)	$416,798

Leiner Health Products Inc.

Consolidating Statement of Operations

(in thousands)

	Year Ended March 29, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$530,794	$45,375	$(1,888)	$574,281
Cost of sales	395,360	36,618	(1,888)	430,090
Gross profit	135,434	8,757	—	144,191
Marketing, selling and distribution expenses	44,592	4,008	—	48,600
General and administrative expenses	41,014	2,917	—	43,931
Research and development expenses	5,487	—	—	5,487
Amortization of other intangibles	1,504	81	—	1,585
Restructuring charges	(895)	650	—	(245)
Other operating expense (income)	(77,800)	92	—	(77,708)
Operating income	121,532	1,009	—	122,541
Interest expense, net	17,370	1,439	—	18,809
Income before income taxes	104,162	(430)	—	103,732
Provision for (benefit from) income taxes	15,587	—	—	15,587
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	88,575	(430)	—	88,145
Extraordinary gain, net	68,106	—	—	68,106
Cumulative effect of change in accounting principle, net	—	(10,521)	—	(10,521)
Net income (loss)	156,681	(10,951)	—	145,730
Accretion on preferred stock	(8,083)	—	—	(8,083)
Net income attributable to common shareholders	$148,598	$(10,951)	$—	$137,647

Leiner Health Products Inc.

Consolidating Statement of Operations

(in thousands)

	Year Ended March 27, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$605,605	$59,114	$(3,674)	$661,045
Cost of sales	443,901	46,327	(3,674)	486,554
Gross profit	161,704	12,787	—	174,491
Marketing, selling and distribution expenses	52,246	4,202	—	56,448
General and administrative expenses	37,421	3,620	—	41,041
Research and development expenses	5,670	—	—	5,670
Amortization of other intangibles	414	33	—	447
Other operating expense (income)	1,666	(138)	—	1,528
Operating income	64,287	5,070	—	69,357
Interest expense, net	17,366	1,588	—	18,954
Income before income taxes	46,921	3,482	—	50,403
Provision for income taxes	11,347	—	—	11,347
Net income	35,574	3,482	—	39,056
Accretion on preferred stock	(12,105)	—	—	(12,105)
Net income attributable to common shareholders	$23,469	$3,482	$—	$26,951

Leiner Health Products Inc.

Consolidating Statement of Operations

(in thousands)

	Year Ended March 26, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$615,481	$74,007	$(4,587)	$684,901
Cost of sales	461,348	56,110	(4,587)	512,871
Gross profit	154,133	17,897	—	172,030
Marketing, selling and distribution expenses	53,711	4,821	—	58,532
General and administrative expenses	30,031	4,103	—	34,134
Research and development expenses	5,299	—	—	5,299
Amortization of other intangibles	250	—	—	250
Recapitalization expenses	87,950	32	—	87,982
Other operating expense	2,377	9	—	2,386
Operating income (loss)	(25,485)	8,932	—	(16,553)
Interest expense, net	30,698	1,648	—	32,346
Income (loss) before income taxes	(56,183)	7,284	—	(48,899)
Provision for (benefit from) income taxes	(1,149)	162	—	(987)
Net income (loss)	(55,034)	7,122	—	(47,912)
Accretion on preferred stock	(39,212)	—	—	(39,212)
Net income (loss) attributable to common shareholders	$(94,246)	$7,122	$—	$(87,124)

Leiner Health Products Inc.

Consolidating Statement of Cash Flows

(in thousands)

	Year Ended March 29, 2003
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$156,681	$(10,951)	$145,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,142	1,778	13,920
Amortization	5,641	90	5,731
Amortization of deferred financing charges	5,827	230	6,057
Provision for doubtful accounts	2,013	—	2,013
Provision for excess and obsolete inventory	11,489	—	11,489
Cumulative effect of change in accounting principle	—	10,521	10,521
Deferred income taxes	(5,976)	—	(5,976)
Extraordinary gain, net	(68,106)	—	(68,106)
(Gain) loss on disposal of assets	(186)	81	(105)
Translation adjustment	—	(280)	(280)
Changes in operating assets and liabilities:
Accounts receivable	(15,340)	1,744	(13,596)
Inventories	(27,412)	1,665	(25,747)
Income tax receivable	8,643	182	8,825
Accounts payable	2,510	(3,168)	(658)
Accrued compensation and benefits	4,250	357	4,607
Customer allowances payable	(1,911)	(224)	(2,135)
Accrued interest	(782)	—	(782)
Other accrued expenses	(2,900)	(1,310)	(4,210)
Other	(353)	1,245	892
Net cash provided by (used in) operating activities	86,230	1,960	88,190
Investing activities
Additions to property, plant and equipment	(4,444)	(1,204)	(5,648)
Increase in other noncurrent assets	(3,921)	(60)	(3,981)
Net cash used in investing activities	(8,365)	(1,264)	(9,629)
Financing activities
Payments under bank term credit facility	(72,085)	(8,443)	(80,528)
Retirement of senior subordinated debt	(17,930)	—	(17,930)
Net payments on other long-term debt	(1,222)	(17)	(1,239)
Increase in deferred financing charges	(2,895)	(259)	(3,154)
Issuance of Series A redeemable preferred stock	20,000	—	20,000
Net cash used in financing activities	(74,132)	(8,719)	(82,851)
Intercompany	(8,488)	8,488	—
Effect of exchange rate changes	—	601	601
Net increase (decrease) in cash and cash equivalents	(4,755)	1,066	(3,689)
Cash and cash equivalents at beginning of period	16,510	4,726	21,236
Cash and cash equivalents at end of period	$11,755	$5,792	$17,547

Leiner Health Products Inc.

Consolidating Statement of Cash Flows

(in thousands)

	Year Ended March 27, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income	$35,574	$3,482	$39,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,329	2,361	12,690
Amortization	1,943	35	1,978
Amortization of deferred financing charges	7,666	371	8,037
Provision for doubtful accounts	4,087	—	4,087
Provision for excess and obsolete inventory	5,746	—	5,746
Deferred income taxes	(3,488)	—	(3,488)
(Gain) loss on disposal of assets	74	(34)	40
Translation adjustment	—	(880)	(880)
Changes in operating assets and liabilities:
Accounts receivable	(24,598)	(141)	(24,739)
Inventories	(11,237)	(4,676)	(15,913)
Income tax receivable	198	473	671
Accounts payable	15,282	1,478	16,760
Accrued compensation and benefits	(3,012)	147	(2,865)
Customer allowances payable	(1,913)	(122)	(2,035)
Accrued interest	781	—	781
Other accrued expenses	2,887	(895)	1,992
Other	(3,463)	(7)	(3,470)
Net cash provided by (used in) operating activities	36,856	1,592	38,448
Investing activities
Additions to property, plant and equipment	(8,975)	(1,438)	(10,413)
Increase in other noncurrent assets	(3,198)	(246)	(3,444)
Net cash used in investing activities	(12,173)	(1,684)	(13,857)
Financing activities
Payments under bank term credit facility	(5,875)	(729)	(6,604)
Net payments on other long-term debt	(1,343)	(113)	(1,456)
Increase in deferred financing charges	(1,573)	(201)	(1,774)
Net cash used in financing activities	(8,791)	(1,043)	(9,834)
Intercompany	(2,046)	2,046	—
Effect of exchange rate changes	—	1,520	1,520
Net increase (decrease) in cash and cash equivalents	13,846	2,431	16,277
Cash and cash equivalents at beginning of period	11,755	5,792	17,547
Cash and cash equivalents at end of period	$25,601	$8,223	$33,824

Leiner Health Products Inc.

Consolidating Statement of Cash Flows

(in thousands)

	Year Ended March 26, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(55,034)	$7,122	$(47,912)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,333	2,615	11,948
Amortization	1,774	—	1,774
Amortization of deferred financing charges	5,009	436	5,445
Provision for doubtful accounts	4,791	—	4,791
Provision for excess and obsolete inventory	8,028	—	8,028
Deferred income taxes	(1,176)	—	(1,176)
Gain on disposal of assets	(52)	—	(52)
Stock option compensation expense	5	—	5
Translation adjustment	—	(2,805)	(2,805)
Changes in operating assets and liabilities:
Accounts receivable	(4,431)	(2,033)	(6,464)
Inventories	(24,417)	(2,425)	(26,842)
Income tax receivable	(1,827)	98	(1,729)
Accounts payable	9,287	553	9,840
Accrued compensation and benefits	(5,308)	316	(4,992)
Customer allowances payable	614	(15)	599
Accrued interest	8,184	(213)	7,971
Other accrued expenses	2,998	239	3,237
Other	(817)	(79)	(896)
Net cash provided by (used in) operating activities	(43,039)	3,809	(39,230)
Investing activities
Additions to property, plant and equipment	(16,361)	(1,630)	(17,991)
(Increase) decrease in other noncurrent assets	(3,327)	8	(3,319)
Net cash used in investing activities	(19,688)	(1,622)	(21,310)
Financing activities
Borrowings under bank term credit facility	240,000	—	240,000
Payments under bank term credit facility	(1,200)	—	(1,200)
Payments under old credit facility	(140,508)	(19,280)	(159,788)
Issuance of senior subordinated debt	150,000	—	150,000
Increase in deferred financing charges	(15,343)	(410)	(15,753)
Capital contribution from parent	251,500	—	251,500
Repurchase and retirement of preferred stock	(92,194)	—	(92,194)
Repurchase and retirement of common stock and common equity rights	(328,380)	—	(328,380)
Net payments on other long-term debt	(2,194)	(1,124)	(3,318)
Net cash provided by (used in) financing activities	61,681	(20,814)	40,867
Intercompany	(12,885)	12,885	—
Effect of exchange rate changes	—	2,800	2,800
Net decrease in cash and cash equivalents	(13,931)	(2,942)	(16,873)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824
Cash and cash equivalents at end of period	$11,670	$5,281	$16,951

14. Composition of Certain Financial Statement Items

	March 27, 2004	March 26, 2005
	(in thousands)
Inventories:
Raw materials, bulk vitamins and packaging materials	$39,268	$52,784
Work-in-process	40,521	49,100
Finished products	64,690	63,026
	$144,479	$164,910

	Depreciable Lives
	(years)
Property, plant and equipment:
Land	—	$701	$718
Buildings and improvements	31 - 40	11,496	12,025
Leasehold improvements	7 - 40	26,528	27,415
Machinery and equipment	3 - 20	101,420	121,430
Furniture and fixtures	3 - 10	3,029	3,241
		143,174	164,829
Less accumulated depreciation and amortization		(86,907)	(99,275)
		$56,267	$65,554

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005

Other operating expense (income)
Antitrust settlement (Note 10)	$(79,194)	$—	$—
(Gain) loss on disposal of assets	(105)	40	(52)
Management fees (Note 8)	1,579	1,578	3,258
Other	12	(90)	(820)
	$(77,708)	$1,528	$2,386

15. Supplementary Cash Flow Information

	Year Ended
	March 29, 2003	March 27, 2004	March 26, 2005
	(in thousands)
Cash paid during the year for:
Interest	$12,751	$10,100	$18,917
Income taxes, net of refunds received	10,042	14,636	(30)
Non cash issuance of Series B Junior Convertible Preferred Stock	6,616	—	—
Non cash issuance of Series C Junior Preferred Stock	6,178	—	—
Non cash increase in capital leases	3,273	2,071	285

SCHEDULE II

LEINER HEALTH PRODUCTS INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended March 27, 2004:
Accounts receivable allowances	$3,308	$4,087	$4,425	$2,970
Inventory valuation reserve	15,074	5,746	9,308	11,512

Year ended March 26, 2005:
Accounts receivable allowances	$2,970	$4,791	$4,648	$3,113
Inventory valuation reserve	11,512	8,028	8,550	10,990

S-1