Form 10-Q
period 2005-06-25
LEINER HEALTH PRODUCTS INC
filed 2005-08-09
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

Common Stock, $0.01 par value, 1,000 shares outstanding as of June 25, 2005

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.

Report on Form 10-Q

For the Quarter ended June 25, 2005

Table of Contents

PART I. Financial Information

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets - As of March 26, 2005 and June 25, 2005 (Unaudited)

Condensed Consolidated Statements of Operations (Unaudited) - For the three months ended June 26, 2004 and June 25, 2005

Condensed Consolidated Statements of Cash Flows (Unaudited) - For the three months ended June 26, 2004 and June 25, 2005

Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Controls and Procedures

PART II. Other Information

SIGNATURES

PART I	Item 1

Leiner Health Products Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 26, 2005	June 25, 2005
	Note 1	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$16,951	$6,121
Accounts receivable, net of allowances of $3,113 and $2,856 at March 26, 2005 and June 25, 2005, respectively	80,250	61,116
Inventories	164,910	160,225
Income tax receivable	2,310	7,850
Prepaid expenses and other current assets	17,492	18,020
Total current assets	281,913	253,332
Property, plant and equipment, net	65,554	67,179
Goodwill	52,317	52,283
Other noncurrent assets	17,014	16,847
Total assets	$416,798	$389,641

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$101,639	$85,525
Accrued compensation and benefits	9,634	7,918
Customer allowances payable	9,576	10,413
Accrued interest	9,093	5,556
Other accrued expenses	13,304	13,831
Current portion of long-term debt	5,536	4,191
Total current liabilities	148,782	127,434
Long-term debt	390,990	389,737
Other noncurrent liabilities	—	156
Total liabilities	539,772	517,327
Commitments and contingencies
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 issued and outstanding at March 26, 2005 and June 25, 2005	—	—
Capital in excess of par value	469	474
Accumulated deficit	(126,357)	(130,552)
Accumulated other comprehensive income	2,914	2,392
Total shareholder’s deficit	(122,974)	(127,686)
Total liabilities and shareholder’s deficit	$416,798	$389,641

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Operations

Unaudited

(in thousands)

	Three months ended
	June 26, 2004	June 25, 2005
Net sales	$156,003	$145,587
Cost of sales	115,127	123,284
Gross profit	40,876	22,303
Marketing, selling and distribution expenses	14,679	13,784
General and administrative expenses	9,250	7,981
Research and development expenses	1,283	1,090
Amortization of other intangibles	80	10
Recapitalization expenses	85,376	—
Other operating expense	430	642
Operating loss	(70,222)	(1,204)
Interest expense, net	8,416	8,629
Loss before income taxes	(78,638)	(9,833)
Benefit from income taxes	(10,830)	(5,638)
Net loss	(67,808)	(4,195)
Accretion on preferred stock	(39,211)	—
Net loss attributable to common shareholder	$(107,019)	$(4,195)

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)

	Three months ended
	June 26, 2004	June 25, 2005
Operating activities
Net loss	$(67,808)	$(4,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,950	3,732
Amortization	429	324
Amortization of deferred financing charges	4,075	448
Provision for doubtful accounts and allowances	1,733	905
Provision for excess and obsolete inventory	1,230	3,227
Deferred income taxes	3,008	(1,438)
Loss on disposal of assets	34	—
Stock option compensation expense	—	5
Translation adjustment	201	521
Changes in operating assets and liabilities:
Accounts receivable	6,572	18,101
Inventories	(26,639)	1,189
Income tax receivable	(13,811)	(4,296)
Accounts payable	10,948	(15,975)
Accrued compensation and benefits	(4,397)	(1,693)
Customer allowances payable	1,029	850
Accrued interest	1,577	(3,536)
Other accrued expenses	90	(717)
Other	677	918
Net cash used in operating activities	(78,102)	(1,630)

Investing activities
Additions to property, plant and equipment	(2,458)	(5,406)
(Increase) decrease in other noncurrent assets	117	(518)
Net cash used in investing activities	(2,341)	(5,924)

Financing activities
Net borrowings under bank revolving credit facility	10,000	—
Borrowings under bank term credit facility	240,000	—
Payments under bank term credit facility	—	(600)
Payments under old credit facility	(159,788)	—
Issuance of senior subordinated debt	150,000	—
Increase in deferred financing charges	(15,729)	—
Capital contribution from parent	251,500	—
Repurchase and retirement of preferred stock	(92,194)	—
Repurchase and retirement of common stock and common equity rights	(329,304)	—
Net payments on other long-term debt	(937)	(1,989)
Net cash provided by (used in) financing activities	53,548	(2,589)
Effect of exchange rate changes	(413)	(687)
Net decrease in cash and cash equivalents	(27,308)	(10,830)
Cash and cash equivalents at beginning of period	33,824	16,951
Cash and cash equivalents at end of period	$6,516	$6,121

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.

Notes to Condensed Consolidated Financial Statements

Unaudited

1.              Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of Leiner Health Products Inc. (“Leiner” or the “Company”) and its subsidiaries, including Vita Health Products Inc. (“Vita Health”). Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature, except for adjustments recorded in connection with the Recapitalization as discussed in Note 3. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 26, 2005, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”) file number 333-118532. Operating results for the three months ended June 25, 2005 are not necessarily indicative of the results that may be expected for the year ending March 25, 2006 or any other future periods.

Proposed amendments to the Company’s New Credit Facility

Sales in fiscal 2005 were affected by product landscape changes in the Company’s vitamins, minerals and nutritional supplements (“VMS”) category; that is, higher sales of joint care products and lower sales of vitamin E. Vitamin E sales declined significantly in fiscal 2005 due to negative media reports in the third quarter of fiscal 2005. The Company expects the sales of vitamin E in fiscal 2006 to continue to reflect the effects of the negative media reports. Sales of joint care products grew significantly in fiscal 2005 and the Company expects to grow its joint care sales and market share in fiscal 2006. In fiscal 2006, the Company also experienced some order softening as retailers adjusted their inventory levels. In addition, the sales of certain branded products, which were launched in fiscal 2005, failed to achieve sales performance objectives in the first quarter of fiscal 2006. The Company recorded a charge of approximately $5,659,000 for anticipated returns (approximately $4,735,000) and the write-down of inventory (approximately $924,000), which served to reduce the carrying value of inventory and accounts receivable related to those branded products in the first quarter of fiscal 2006, which further negatively impacted the Company’s net sales and its gross margins. The decline in sales of vitamin E, a product with an above average margin, the building of market share in joint care product categories with lower near-term margins, the adjustment of inventory levels by retailers and higher raw material costs in the joint care category had a significant adverse impact on the Company’s margin.

Primarily as a result of the factors discussed above, the Company expects continued pressure on its margins in fiscal 2006. Because the Company’s New Credit Facility (see Note 3) imposes significant operating and financial restrictions on the Company and requires the Company to maintain a maximum total leverage ratio and minimum interest coverage ratio for each financial covenant period of no more than the ratio specified in the New Credit Facility for that financial covenant period, the Company is in the process of requesting amendments to its New Credit Facility from its lenders that would revise certain of its financial covenants for the period beginning in the second quarter of fiscal 2006. The Company has been in compliance with all financial covenants for the period ended June 25, 2005. However, there is no assurance the Company will be in compliance with its financial covenants in the future.

The proposed amendments will principally provide the Company with operating flexibility to meet its debt service obligations, capital expenditure requirements, ongoing operating costs, and working capital needs including funding the acquisition of the PFI business, which is discussed below.  The flexibility to be reflected in the proposed financial covenant ratios is intended to mitigate the effect of the product landscape changes caused by product mix within the Company’s VMS category. However, there is no assurance that the Company will be able to obtain the requested amendments from the senior lenders under the New Credit Facility at favorable terms, or at all.

Agreement to Purchase Certain OTC Assets

On July 8, 2005, the Company announced that it entered into an asset purchase and sale agreement with Pharmaceutical Formulations, Inc. (“PFI”), one of the four largest manufacturers of private-label OTC pharmaceuticals in the United States. Pursuant to this agreement, the Company agreed to buy substantially all of the assets of PFI related to its OTC pharmaceutical business (the “PFI Business”) (except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary) and other scheduled assets, and assume certain related liabilities including trade payables related solely to the PFI Business.  The purchase price is $23,000,000, subject to certain adjustments, of which $4,000,000 would be escrowed pending, post-closing calculation of PFI’s working capital at closing.  Any shortfall at closing in PFI’s net working capital (as defined in the agreement) below $10,785,000 would result in a dollar-for-dollar reduction in the purchase price; any increase over the target would result in an increase in the purchase price.  The Company is expected to make a $750,000 cash deposit which will be credited to the purchase price upon closing.  The Company anticipates the funding for the acquisition will come from its existing credit facility or additional equity infusion, as appropriate.

A condition of the transaction is that PFI file a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and that a sale be conducted under Section 363 of the Bankruptcy Code pursuant to which assets will be sold free and clear of all liens, claims and encumbrances.  Closing under the agreement is conditioned, among other things, on obtaining approval from the bankruptcy court to an appropriate bidding procedures order and sale order and is subject to higher and better offers in the bankruptcy proceeding.  The agreement required PFI to use its reasonable best efforts to obtain a hearing on the bidding procedures.  PFI must pay the Company a breakup fee of $500,000 and reimburse expenses of up to $375,000 under certain circumstances.

PFI is required to produce certain products so that specified quantities of such products will be available on the closing date.  If the agreement is terminated, the Company is obligated to purchase specified products at scheduled prices unless (a) the Company terminates the agreement because (i) PFI’s debtor-in-possession lender does not permit the transfer of the assets to the Company or (ii) PFI’s debtor-in-possession financing is terminated for any reason or (b) the agreement is terminated by the bankruptcy court due to an objection by a debtor-in-possession lender.

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Effective fiscal 2003, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The three months ended June 26, 2004 and June 25, 2005 were each comprised of 13 weeks.

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

Revenue Recognition

Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which is generally upon receipt of products by the customer. Provisions are made currently for estimated returns and allowances. For certain branded products the Company evaluates point of sale (“POS”) movement data, sales of branded items into warehouse clubs and retailer inventory positions to determine additional reserves for returns. Consideration paid by the Company to its customers, such as product placement fees and cooperative advertising, is classified as a reduction in revenue.

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

Property, Plant and Equipment

Property, plant and equipment (including assets recorded under capital leases) are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method, at rates designed to distribute the cost of assets over their estimated service lives or, for leasehold improvements, the shorter of their estimated service lives or their remaining lease terms. Amortization of assets recorded under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred. Certain web site development costs are capitalized.

Goodwill

Goodwill is subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist, using a fair-value-based approach. During the fourth quarter of fiscal 2005, the Company updated its review, which indicated that there was no impairment. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units, which are reviewed by the units’ segment managers. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment exists, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.

Recoverability of Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

Deferred market development costs

The Company entered into a fifteen-year contract to distribute products developed by a pharmaceutical company. The Company paid fees for exclusivity rights and such payments were recorded as a deferred asset. Once the product receives regulatory approval, the deferred amounts will be amortized over the expected product life cycle. On an ongoing basis, the Company reviews the balance remaining in the deferred asset account for impairment. At March 26, 2005 and June 25, 2005, the balance of the deferred asset related to this contract was approximately $2,346,000.

The Company also entered into contracts for supply and distribution of over-the-counter (“OTC”) products developed by certain pharmaceutical companies.  The payments to these pharmaceutical companies are recorded as deferred assets.  Amortization of the deferred assets is calculated using the straight line method over the terms of the agreements or as related sales are recognized.  The Company also reviews for impairment of deferred assets whenever events or changes in circumstances indicate that the unamortized amount of an asset may not be recoverable.  At March 26, 2005 and June 25, 2005, the Company had an unamortized balance of approximately $1,044,000 and $913,000, respectively, classified under other non-current assets in the accompanying condensed consolidated balance sheet.  In addition, the Company pays a certain percentage of contractually calculated net profit as royalties to these companies and they are expensed as related sales are recognized.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the quarter-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the quarter. Translation gains and losses are recorded in shareholders’ deficit, and realized gains and losses are reflected in results of operations. Translation gains were $201,000 and $521,000 for the three months ended June 26, 2004 and June 25, 2005, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation using the accounting and disclosure requirements of SFAS No. 123R, Share-Based Payments, (“SFAS 123R”).  SFAS 123R was adopted using the Modified Prospective Application Method. The Company did not grant any options under the 2004 Option Plan or sell any shares under the Stock Plan during the first quarter of fiscal 2005 or 2006.

Shipping and Handling Fees and Costs

The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying condensed consolidated statements of operations. Shipping and handling expenses for the three months ended June 26, 2004 and June 25, 2005, were $3,901,000 and $3,686,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the three months ended June 26, 2004 and June 25, 2005, were $748,000 and $68,000, respectively.

Comprehensive Income (Loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholders’ deficit. The comprehensive income (loss) is as follows (in thousands):

	Three months ended
	June 26, 2004	June 25, 2005
Net loss	$(67,808)	$(4,195)
Foreign currency translation adjustment	(201)	(521)
Comprehensive loss	$(68,009)	$(4,716)

Reclassifications

Certain reclassifications have been made to the fiscal 2005 condensed consolidated financial statements to conform to the fiscal 2006 presentation.

3.              2004 Recapitalization

On April 15, 2004, Leiner Merger Corporation (“Mergeco”), entered into a recapitalization agreement and plan of merger (the “Recapitalization”) with the Company. Mergeco was a new corporation formed by investment funds affiliated with Golden Gate Private Equity, Inc. (the “Golden Gate Investors”) and North Castle Partners III-A, L.P. (“NCP III-A”) and an affiliate of NCP III-A (the “North Castle Investors”) solely for the purpose of completing the Recapitalization. In connection with the Recapitalization, the Golden Gate Investors made a $131,500,000 cash equity investment in Mergeco and the North Castle Investors made a $131,500,000 equity investment in Mergeco, $126,500,000 of which was a new cash investment by NCP III-A and $5,000,000 of which was a roll over of existing Leiner equity by an affiliate of NCP III-A.

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

In addition, certain members of management cancelled existing Leiner equity rights and received new equity rights in Holdings, which represent an aggregate management rollover of approximately $18,774,000. Holders of all of Leiner’s other equity and equity rights have received an aggregate of approximately $475,332,000 in cash in exchange for their equity interests, approximately $286,351,000 of which was paid to other investment funds affiliated with North Castle Partners, L.L.C., and a contingent pro rata right in $6,500,000 deposited in an escrow fund.  The Company also recorded in the first quarter of fiscal 2005 approximately $54,294,000 as compensation expense related to the in-the-money value of stock options, warrants, and delayed delivery shares. The compensation expense represented the excess of the fair value of the underlying common stock over the exercise price or basis of the options and other equity rights repurchased and retired or rolled over in connection with the Recapitalization.

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

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $30,082,000 in fees and expenses related to these transactions in the first quarter of fiscal 2005. In addition, deferred financing charges of approximately $12,470,000 related to the New Credit Facility and Notes were recorded under other non-current assets in the condensed consolidated balance sheet at June 26, 2004.

The assumption of debt and the transfer of excess funds from the Recapitalization totaled approximately $77,344,000 and consisted of the following (in thousands):

Assumption of Debt from Mergeco:
New Credit Facility	$(245,000)
Notes	(150,000)	$(395,000)
Excess funds from Mergeco		317,656
Recapitalization		$(77,344)

The net Recapitalization amount above was first applied against capital in excess of par value until that was exhausted and the remainder was then applied against accumulated deficit.

4.              Inventories

Inventories consist of the following (in thousands):

	March 26, 2005	June 25, 2005
Inventories:
Raw materials, bulk vitamins and packaging materials	$52,784	$49,226
Work-in-process.	49,100	48,259
Finished products	63,026	62,740
	$164,910	$160,225

5.              Debt

Long-term debt consists of (in thousands):

	March 26, 2005	June 25, 2005

New Credit Facility	$238,800	$238,200
Senior subordinated notes	150,000	150,000
Capital lease obligations	2,052	1,628
Industrial development revenue bond loan	4,600	4,100
Industrial opportunities program loan	1,074	—
	396,526	393,928
Less current portion	(5,536)	(4,191)
Total long-term debt	$390,990	$389,737

New Credit Facility

The New Credit Facility consists of the $240,000,000 Term Facility and the $50,000,000 Revolving Facility, made available in U.S. dollars to the Company. The unpaid principal amount outstanding on the Revolving Facility is due and payable on May 27, 2009. Commencing on May 27, 2004, the Term Facility required quarterly principal payments of approximately 1% per annum over the next six years and three quarters with the balance due on May 27, 2011. Principal payments scheduled during the period June 26, 2005 through June 24, 2006 total $2,400,000. Borrowings under the New Credit Facility bear interest at a base rate per annum plus an “applicable margin.” The Company can choose a base rate of (i) ABR (Alternate base rate) or (ii) LIBOR for its Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds rate plus 0.5% or the prime commercial lending rates of UBS AG.  The LIBOR rate is determined based on interest periods of one, two, three or six months. The “applicable margin” is based on the Company’s leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness, including letters of credit outstanding to the credit agreement EBITDA, as defined, and varies as follows: (a) 1.25% to 1.75% for all ABR based loans and (b) from 2.25% to 2.75% for all LIBOR based loans. As of June 25, 2005, the Company’s average interest rates were 6.38% under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. In addition, the New Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. As of June 25, 2005, the Company had $38,795,000 available under its Revolving Facility and had $11,205,000 of letters of credit outstanding.

The New Credit Facility contains certain representations and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply, every quarter end and on an annual basis, with certain financial ratios and tests, including without limitation, a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure level. The Company was in compliance with all such financial covenants as of June 25, 2005.

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

The New Credit Facility is collateralized by substantially all of the Company’s assets. Borrowings under the New Credit Facility are a key source of Leiner’s liquidity. Leiner’s ability to borrow under the New Credit Facility is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraphs. Failure to comply with these financial ratio covenants would result in a violation of the New Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the New Credit Facility (see Note 1).

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

Capital Lease Obligations

The capital lease obligations are payable in variable monthly installments through November 2008 and bear interest at effective rates ranging from 1.68% to 14.58%. At June 25, 2005, the weighted average interest rate on the capital lease obligations was 5.8%. The capital leases are secured by equipment with a net book value of approximately $1,833,000 at June 25, 2005.

Industrial Development Revenue Bond Loan (“IRB Loan”)

The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. The interest rate on the IRB Loan (2.74% as of June 25, 2005) is variable and fluctuates on a weekly basis. At June 25, 2005, $4,100,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under the Company’s New Credit Facility. Under certain circumstances, the interest rate on the bonds may be converted to a fixed rate for the remainder of the term. On or prior to the date that the bonds are converted to a fixed rate, bondholders may elect to have their bonds or a portion thereof, in denominations of $100,000 and integral multiples of $5,000 in excess thereof, purchased at a price equal to par plus accrued interest upon seven days’ notice to the trustee. In the event a portion of the bonds are tendered for purchase, the bondholders must retain bonds in the denomination of at least $100,000. When any bonds shall have been delivered to the trustee for purchase, the remarketing agent shall use its best efforts to remarket such bonds at par plus accrued interest. In the event that sufficient funds are not available to the trustee to purchase tendered bonds, the Company is required to provide funds for such purchase, including funds drawn under the letter of credit securing the IRB Loan. Upon conversion to a fixed interest rate, the bondholders’ tender option will terminate.

Industrial Opportunities Program Loan

During fiscal 2000, the Company’s wholly owned subsidiary Vita Health Products entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company’s manufacturing facility in Canada. The loan was secured principally by a pledge of certain real property of the Company’s Manitoba manufacturing facility and equipment purchased with the proceeds of the loan. Principal repayments were scheduled to be made in two equal payments of 50% of the final loan amount. The first scheduled payment of approximately $1,061,000 was made on September 30, 2004 and the remaining outstanding balance was paid on May 6, 2005.  Interest for the period January 2004 thru June 1, 2004, may be waived contingent upon the Company’s compliance with certain obligations, including meeting certain financial ratios.

Minimum payments

Principal payments on long-term debt through fiscal 2010 and thereafter are (in thousands):

Fiscal Year
2006 (remaining nine months)	$2,946
2007	3,908
2008	2,350
2009	2,924
2010	2,900
Thereafter	378,900
$393,928

6.              Preferred Stock

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

Pursuant to the Recapitalization, the Series A Redeemable Preferred Stock was redeemed at the liquidation preference value of $350 for each share of Series A Redeemable Preferred Stock and holders of such stock were paid the total aggregate amount of $70,000,000. The difference between the carrying value of the Series A Redeemable Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the three months ended June 26, 2004.

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

Pursuant to the Recapitalization, the holders of Series B Junior Convertible Preferred Stock converted their shares into Common Stock of the Company and received an aggregate amount of $15,194,000 in cash. The difference between the carrying value of the Series B Junior Convertible Preferred Stock on the date of the Recapitalization and the aggregate consideration paid was recorded as accretion on preferred stock in the statement of operations for the three months ended June 26, 2004.

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

Pursuant to the Recapitalization, the Series C Junior Preferred Stock was retired and the holders of Series C Junior Preferred Stock received an aggregate amount of $7,000,000. The difference between the carrying value of the

Series C Junior Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the statement of operations for the three months ended June 26, 2004.

7.              Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s behalf.  In exchange for such services in connection with the Recapitalization, the Company has paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration. The Company has also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company will pay a $1,315,000 management fee in arrears annually plus reasonable out of pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a certain performance target. The compensation payment for fiscal 2006 is not certain, but a monthly accrual is being recorded. Other operating expenses in the accompanying statement of operations for the three months ended June 26, 2004 and June 25, 2005 included $1,118,000 and $672,000, respectively, of management fees and related expenses.

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

In addition, as part of the Recapitalization, the GGC Administration, the North Castle Investors, North Castle Partners, L.L.C., the Company, Mergeco and an escrow agent entered into an escrow agreement.  Pursuant to the recapitalization agreement and plan of merger, Mergeco deposited $6.5 million in cash in an escrow account to be held and disposed of as provided for in the escrow agreement.  The escrow funds will be used to pay specified product liability and tax claims as provided for in the escrow agreement.  Any amounts remaining in the escrow account will be paid to the selling Leiner equity holders on a pro rata basis on the later of December 31, 2006 or other dates as specified in the escrow agreement.

8.              Income Taxes

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

The Company recorded an income tax benefit of $5,638,000 or a 57.3% effective tax rate for the three months ended June 25, 2005, compared to a benefit of $10,832,000 or 13.8% tax rate for the three months ended June 26, 2004. The effective tax rate for the three months ended June 25, 2005 is substantially different from the effective tax rate for the three months ended June 26, 2004 primarily due to the release of a significant portion of the Company’s Canadian valuation allowance against its deferred tax assets during the three months ended June 25, 2005. The release of the valuation allowance was based on the Company’s expected current and future profitable Canadian operations. In addition, the Company incurred certain non-deductible recapitalization costs in the three months ended June 26, 2004. Finally, the federal and state tax benefit of the Company’s first quarter loss is expected to be realized during the current year against forecasted domestic profitable operations for the year.

9.              Employee Benefits

Stock-Option Plan

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

Activity under the 2004 Option Plan for the three months ended June 25, 2005 is set forth below:

		Options Outstanding
	Shares			Weighted
	Available	Number	Exercise	Average
	for Grant	of Shares	Price	Exercise Price
Balance at March 26, 2005	78,271	39,138	$2.37	$2.37
Options granted	—	—	—	—
Balance at June 25, 2005	78,271	39,138	$2.37	$2.37

The following table summarizes the information on options granted as of June 25, 2005:

Outstanding				Excercisable
Exercise price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.37	39,138	9.50	$2.37	—	$2.37

The Company accounts for the stock option grants under the 2004 Option Plan under the principles of SFAS 123R. $1,101 was recorded as share-based compensation under General and Administrative expense in the statement of operations for the three months ended June 25, 2005.  The weighted-average per share, fair value of options granted during fiscal 2005 was $0.45.  As of June 25, 2005, there was $15,411 of total unrecorded and unrecognized compensation expense related to nonvested share based compensation under the 2004 Option Plan.  That cost is expected to be recorded and recognized over a weighted average period of 3.50 years.

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

Activity under the Stock Plan for the three months ended June 25, 2005 is set forth below:

		Restricted Shares Outstanding
	Shares			Weighted
	Available	Number	Purchase	Average
	for Issuance	of Shares	Price	Purchase Price
Balance at March 26, 2005	—	195,676	$2.37	$2.37
Restricted Stock Issued	—	—	—	—
Balance at June 25, 2005	—	195,676	$2.37	$2.37

The following table summarizes the information on the options granted as of June 25, 2005:

Outstanding				Excercisable
Purchase price	Number of Shares	Average Remaining Call Right Life (years)	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
$2.37	195,676	5.00	$2.37	—	$2.37

The Company accounts for the restricted stock issued under the Stock Plan under the principles of SFAS 123R. $4,002 was recorded as share-based compensation under General and Administrative expense in the statement of operations for the three months ended June 25, 2005.  The weighted-average fair value of restricted stock issued during the fiscal year 2005 was $0.45.  As of June 25, 2005, there was $80,049 of total unrecorded and unrecognized compensation expense related to share based compensation under the Stock Plan.  That cost is expected to be recorded and recognized over a weighted average period of 5.00 years.

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

In connection with the Recapitalization, all options outstanding as of May 27, 2004 were repurchased and retired, and the 1997 Option Plan was assumed by Holdings.  Options with a net value of $13,657,000 were rolled over into new equity rights in Holdings.  The remaining options were purchased for approximately $25,402,000 representing the difference between the per share Recapitalization purchase price and the exercise price of the stock options.  The total amount of approximately $39,059,000 was incurred in stock-based compensation during the three months ended June 26, 2004.

Contributory Retirement Plans

The Company has contributory retirement plans that cover substantially all of the Company’s employees who meet minimum service requirements. The Company’s contributions to the plans are discretionary and are determined by the Company’s Board of Directors.  The Company has not contributed to the plans for the current plan year, January 1, 2005 to December 31, 2005.

10.       Contingencies

The Company has been named a defendant in seven pending cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine (PPA) containing products which the Company allegedly manufactured and sold. Currently, none of the cases have proceeded to trial, but the Company intends to vigorously defend the allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier and deductible amounts aggregating approximately $2,000,000 have been accrued in the accompanying condensed consolidated financial statements.

The Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of any of these proceedings and claims cannot be predicted with certainty, management believes that it has set aside adequate reserves for these claims and does not believe the outcome of any of these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

11.       Commitments

The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for the three months ended June 26, 2004 and June 25, 2005, were $3,430,000 and $2,682,000, respectively.

Minimum future obligations on non-cancelable operating leases in effect at June 25, 2005 are (in thousands):

Fiscal year
2006 (remaining nine months)	$6,916
2007	7,751
2008	7,357
2009	7,101
2010	7,073
Thereafter	23,832
Total minimum lease payments	$60,030

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At June 26, 2004 and June 25, 2005, the Company had recorded deferred rent liabilities of $2,225,000 and $2,592,000, respectively.

12.       Concentration of Credit Risk and Significant Customers, Suppliers and Products

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the food, drug, mass merchant and warehouse club (“FDMC”) retail market. The Company performs ongoing credit evaluations of its customers and maintains adequate reserves for potential losses.

Two customers accounted for the following percentage of gross sales in each respective period:

	Three months ended
	June 26, 2004	June 25, 2005
Customer A	40%	45%
Customer B	19%	20%

The Company’s largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended
	June 26, 2004	June 25, 2005
Division 1	26%	26%
Division 2	14%	19%

The Company’s top ten customers in the aggregate accounted for approximately 86% and 87% of the Company’s gross sales for the three months ended June 26, 2004 and June 25, 2005.

At June 26, 2004 and June 25, 2005, the Company had receivables from two U.S. customers of approximately 40% and 23% and 40% and 27%, respectively, of U.S. gross receivables.

For the three months ended June 26, 2004 and June 25, 2005, one supplier, excluding purchases by Vita Health, provided approximately 12% and 10%, respectively, of raw materials purchased.  No other supplier accounted for more than 10% of the Company’s purchases for the three month periods ended June 26, 2004 and June 25, 2005.

Sales of vitamins C and E, in the aggregate, accounted for approximately 12% and 9% of the Company’s gross sales in the three months ended June 26, 2004 and June 25, 2005, respectively. If one or more of the Company’s major customers substantially reduced their volume of purchases from the Company, or if sales of vitamin C declined substantially, or if sales of Vitamin E declined further as a result of negative media coverage in the third quarter of fiscal 2005 or for other reasons, the Company’s results of operations could be materially adversely affected.

13.       Business Segment Information

The Company operates in two business segments. One consists of the Company’s U.S. Operations (“Leiner U.S.”) and the other is the Company’s Canadian operation, Vita Health. The Company’s operating segments manufacture a range of VMS and OTC pharmaceuticals and distribute their products primarily through FDMC retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

Selected financial information for the Company’s reportable segments for the three months ended June 26, 2004 and June 25, 2005 is as follows (in thousands):

	Leiner	Vita	Consolidated
	U.S.	Health	Totals
Three months ended June 26, 2004:
Net sales to external customers	$138,581	$17,422	$156,003
Intersegment sales	1,161	—	—
Depreciation and amortization, excluding deferred financing charges	2,773	606	3,379
Segment operating income (loss)	(72,045)	1,823	(70,222)
Interest expense, net (1)	7,726	690	8,416
Income tax expense	(10,890)	60	(10,830)
Segment assets	355,370	41,972	397,342
Additions to property, plant and equipment	2,037	421	2,458

Three months ended June 25, 2005:
Net sales to external customers	$131,937	$13,650	$145,587
Intersegment sales	315	—	—
Depreciation and amortization, excluding deferred financing charges	3,352	703	4,055
Segment operating income (loss)	(2,704)	1,500	(1,204)
Interest expense, net (1)	8,289	340	8,629
Income tax expense (benefit)	(5,497)	(141)	(5,638)
Segment assets	345,830	43,811	389,641
Additions to property, plant and equipment	5,301	105	5,406

(1)    Interest expense, net includes the amortization of deferred financing charges.

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended
	June 26, 2004%		June 25, 2005%

VMS products	$87,366	56%	$87,110	60%
OTC products	50,815	33%	46,683	32%
Contract manufacturing services/Other	17,822	11%	11,794	8%
Total	$156,003	100%	$145,587	100%

14.       Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of the Notes, the Company’s U.S.-based subsidiaries guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors as of March 26, 2005 and June 25, 2005 and for the three months ended June 26, 2004 and June 25, 2005.

Leiner Health Products Inc.

Condensed Consolidating Balance Sheets

(in thousands)

	March 26, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$11,670	$5,281	$—	$16,951
Accounts receivable, net of allowances	71,518	8,732	—	80,250
Inventories	142,493	22,417	—	164,910
Income tax receivable	2,310	—	—	2,310
Prepaid expenses and other current assets	17,267	225	—	17,492
Total current assets	245,258	36,655	—	281,913
Intercompany receivable	42,240	—	(42,240)	—
Property, plant and equipment, net	55,540	10,014	—	65,554
Goodwill	49,224	3,093	—	52,317
Other noncurrent assets	17,014		—	17,014
Total assets	$409,276	$49,762	$(42,240)	$416,798

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$92,974	$8,665	$—	$101,639
Accrued compensation and benefits	8,024	1,610	—	9,634
Customer allowances payable	8,513	1,063	—	9,576
Accrued interest	9,024	69	—	9,093
Other accrued expenses	12,396	908	—	13,304
Current portion of long-term debt	4,453	1,083	—	5,536
Total current liabilities	135,384	13,398	—	148,782
Intercompany payable	—	42,240	(42,240)	—
Long-term debt	390,970	20	—	390,990
Total liabilities	526,354	55,658	(42,240)	539,772
Shareholder’s deficit:
Common stock	—	—	—	—
Capital in excess of par value	469	—	—	469
Accumulated deficit	(117,547)	(8,810)	—	(126,357)
Accumulated other comprehensive income	—	2,914	—	2,914
Total shareholder’s deficit	(117,078)	(5,896)	—	(122,974)
Total liabilities and shareholder’s deficit	$409,276	$49,762	$(42,240)	$416,798

Leiner Health Products Inc.

Condensed Consolidating Balance Sheets

Unaudited

 (in thousands)

	June 25, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$1,508	$4,613	$—	$6,121
Accounts receivable, net of allowances	56,116	5,000	—	61,116
Inventories	140,165	20,060	—	160,225
Income tax receivable	7,850	—	—	7,850
Prepaid expenses and other current assets	16,239	1,781	—	18,020
Total current assets	221,878	31,454	—	253,332
Intercompany receivable	41,212	—	(41,212)	—
Property, plant and equipment, net	57,881	9,298	—	67,179
Goodwill	49,224	3,059	—	52,283
Other noncurrent assets	16,847	—	—	16,847
Total assets	$387,042	$43,811	$(41,212)	$389,641

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$81,822	$3,703	$—	$85,525
Accrued compensation and benefits	6,800	1,118	—	7,918
Customer allowances payable	9,478	935	—	10,413
Accrued interest	5,494	62	—	5,556
Other accrued expenses	11,959	1,872	—	13,831
Current portion of long-term debt	4,182	9	—	4,191
Total current liabilities	119,735	7,699	—	127,434
Intercompany payable	—	41,212	(41,212)	—
Long-term debt	389,720	17	—	389,737
Other noncurrent liabilities	156	—	—	156
Total liabilities	509,611	48,928	(41,212)	517,327
Shareholder’s deficit:
Common stock	—	—	—	—
Capital in excess of par value	474	—	—	474
Accumulated deficit	(123,043)	(7,509)	—	(130,552)
Accumulated other comprehensive income	—	2,392	—	2,392
Total shareholder’s deficit	(122,569)	(5,117)	—	(127,686)
Total liabilities and shareholder’s deficit	$387,042	$43,811	$(41,212)	$389,641

Leiner Health Products Inc.

Condensed Consolidating Statement of Operations

Unaudited

(in thousands)

	Three months ended June 26, 2004
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$139,742	$17,422	$(1,161)	$156,003
Cost of sales	102,982	13,306	(1,161)	115,127
Gross profit	36,760	4,116	—	40,876
Marketing, selling and distribution expenses	13,515	1,164	—	14,679
General and administrative expenses	8,185	1,065	—	9,250
Research and development expenses	1,283	—	—	1,283
Amortization of other intangibles	80	—	—	80
Recapitalization expenses	85,374	2	—	85,376
Other operating expense	368	62	—	430
Operating income (loss)	(72,045)	1,823	—	(70,222)
Interest expense, net	7,726	690	—	8,416
Income (loss) before income taxes	(79,771)	1,133	—	(78,638)
Provision for (benefit from) income taxes	(10,890)	60	—	(10,830)
Net income (loss)	(68,881)	1,073	—	(67,808)
Accretion on preferred stock	(39,211)	—	—	(39,211)
Net income (loss) attributable to common shareholder	$(108,092)	$1,073	$—	$(107,019)

Leiner Health Products Inc.

Condensed Consolidating Statement of Operations

Unaudited

(in thousands)

	Three months ended June 25, 2005
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$132,252	$13,650	$(315)	$145,587
Cost of sales	113,204	10,395	(315)	123,284
Gross profit	19,048	3,255	—	22,303
Marketing, selling and distribution expenses	12,720	1,064	—	13,784
General and administrative expenses	7,267	714	—	7,981
Research and development expenses	1,083	7	—	1,090
Amortization of other intangibles.	10	—	—	10
Other operating expense	672	(30)	—	642
Operating income (loss)	(2,704)	1,500	—	(1,204)
Interest expense, net	8,289	340	—	8,629
Income (loss) before income taxes	(10,993)	1,160	—	(9,833)
Provision for (benefit from) income taxes	(5,497)	(141)	—	(5,638)
Net income (loss)	$(5,496)	$1,301	—	$(4,195)

Leiner Health Products Inc.

Condensed Consolidating Statement of Cash Flows

Unaudited

(in thousands)

	Three months ended June 26, 2004
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(68,881)	$1,073	$(67,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,344	606	2,950
Amortization	429	—	429
Amortization of deferred financing charges	3,665	410	4,075
Provision for doubtful accounts and allowances	1,733	—	1,733
Provision for excess and obsolete inventory	1,230	—	1,230
Deferred income taxes	3,008	—	3,008
Loss on disposal of assets	34	—	34
Translation adjustment	—	201	201
Changes in operating assets and liabilities:
Accounts receivable	6,420	152	6,572
Inventories	(25,057)	(1,582)	(26,639)
Income tax receivable	(13,837)	26	(13,811)
Accounts payable	9,249	1,699	10,948
Accrued compensation and benefits	(4,805)	408	(4,397)
Customer allowances payable	1,000	29	1,029
Accrued interest	1,644	(67)	1,577
Other accrued expenses	—	90	90
Other	805	(128)	677
Net cash provided by (used in) operating activities	(81,019)	2,917	(78,102)

Investing activities
Additions to property, plant and equipment	(2,037)	(421)	(2,458)
Decrease in other noncurrent assets	116	1	117
Net cash used in investing activities	(1,921)	(420)	(2,341)

Financing activities
Net borrowings under bank revolving credit facility	10,000	—	10,000
Borrowings under bank term credit facility	240,000	—	240,000
Payments under bank term credit facility	(140,508)	(19,280)	(159,788)
Issuance of senior subordinated debt	150,000	—	150,000
Increase in deferred financing charges	(15,343)	(386)	(15,729)
Capital contribution from parent	251,500	—	251,500
Repurchase and retirement of preferred stock	(92,194)	—	(92,194)
Repurchase and retirement of common stock and common equity rights	(329,304)	—	(329,304)
Net payments on other long-term debt	(907)	(30)	(937)
Net cash provided by (used in) financing activities	73,244	(19,696)	53,548
Intercompany	(13,290)	13,290	—
Effect of exchange rate changes	—	(413)	(413)
Net decrease in cash and cash equivalents	(22,986)	(4,322)	(27,308)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824
Cash and cash equivalents at end of period	$2,615	$3,901	$6,516

Leiner Health Products Inc.

Condensed Consolidating Statement of Cash Flows

Unaudited

(in thousands)

	Three months ended June 25, 2005
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(5,496)	$1,301	$(4,195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,029	703	3,732
Amortization	324	—	324
Amortization of deferred financing charges	448	—	448
Provision for doubtful accounts and allowances	905	—	905
Provision for excess and obsolete inventory	3,227	—	3,227
Deferred income taxes	—	(1,438)	(1,438)
Stock option compensation expense	5	—	5
Translation adjustment	—	521	521
Changes in operating assets and liabilities:
Accounts receivable	14,498	3,603	18,101
Inventories	(900)	2,089	1,189
Income tax receivable	(5,540)	1,244	(4,296)
Accounts payable	(11,153)	(4,822)	(15,975)
Accrued compensation and benefits	(1,222)	(471)	(1,693)
Customer allowances payable	966	(116)	850
Accrued interest	(3,531)	(5)	(3,536)
Other accrued expenses	(437)	(280)	(717)
Other	1,027	(109)	918
Net cash provided by (used in) operating activities	(3,850)	2,220	(1,630)

Investing activities
Additions to property, plant and equipment	(5,301)	(105)	(5,406)
Decrease in other noncurrent assets	(518)	—	(518)
Net cash used in investing activities	(5,819)	(105)	(5,924)

Financing activities
Payments under bank term credit facility	(600)	—	(600)
Net payments on other long-term debt	(922)	(1,067)	(1,989)
Net cash provided by (used in) financing activities	(1,522)	(1,067)	(2,589)
Intercompany	1,029	(1,029)	—
Effect of exchange rate changes	—	(687)	(687)
Net decrease in cash and cash equivalents	(10,162)	(668)	(10,830)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951
Cash and cash equivalents at end of period	$1,508	$4,613	$6,121

PART I	Item 2

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

OVERVIEW

The following discussion explains material changes in the condensed consolidated financial condition and results of our operations for the three months ended June 25, 2005 (“first quarter of fiscal 2006”) and the significant developments affecting our financial condition since March 26, 2005. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 26, 2005, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

Proposed amendments to our New Credit Facility

Sales in fiscal 2005 were affected by product landscape changes in our vitamins, minerals and nutritional supplements (“VMS”) category; that is, higher sales of joint care products and lower sales of vitamin E. Vitamin E sales declined significantly in fiscal 2005 due to negative media reports in the third quarter of fiscal 2005. We expect the sales of vitamin E in fiscal 2006 to continue to reflect the effects of the negative media reports. Sales of joint care products grew significantly in fiscal 2005 and we expect to grow our joint care sales and market share in fiscal 2006. In fiscal 2006, we also experienced some order softening as retailers adjusted their inventory levels. In addition, the sales of certain branded products, which were launched in fiscal 2005, failed to achieve sales performance objectives in the first quarter of fiscal 2006. We recorded a charge of approximately $5.6 million for anticipated returns (approximately $4.7 million) and the write-down of inventory (approximately $0.9 million), which served to reduce the carrying value of inventory and accounts receivable related to those branded products in the first quarter of fiscal 2006, which further negatively impacted our net sales and gross margins. The decline in sales of vitamin E, a product with an above average margin, the building of market share in joint care product categories with lower near-term margins, the adjustment of inventory levels by retailers and higher raw material costs in the joint care category had a significant adverse impact on our margins.

Primarily as a result of the factors discussed above, we expect continued pressure on our margins in fiscal 2006. Because our New Credit Facility (see “2004 Recapitalization” below) imposes significant operating and financial restrictions on us, which we may not be able to comply with, and requires us to maintain a maximum total leverage ratio and minimum interest coverage ratio for each financial covenant period of no more than the ratio specified in the New Credit Facility for that financial covenant period, we are in the process of requesting amendments to our New Credit Facility from our lenders that would revise certain of our financial covenants for the period beginning in the second quarter of fiscal 2006. We have been in compliance with all of our financial covenants for the period ended June 25, 2005. However, there is no assurance we will be in compliance with our financial covenants in the future. For additional details, see “–Covenant Restrictions.”

The proposed amendments will principally provide us with operating flexibility to meet our debt service obligations, capital expenditure requirements, ongoing operating costs, and working capital needs including funding the acquisition of the PFI business, which is discussed below.  The flexibility to be reflected in the proposed financial covenant ratios is intended to mitigate the effect of the product landscape changes caused by product mix within our VMS category. However, there is no assurance that we will be able to obtain the requested amendments from the senior lenders under the New Credit Facility at favorable terms, or at all.

Agreement to Purchase Certain OTC Assets

On July 8, 2005, we announced that we entered into an asset purchase and sale agreement with Pharmaceutical Formulations, Inc. (“PFI”), one of the four largest manufacturers of private-label OTC pharmaceuticals in the United States. Pursuant to this agreement, we agreed to buy substantially all of the assets of PFI related to its OTC pharmaceutical business (the “PFI Business”) (except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary) and other scheduled assets, and assume certain related liabilities including trade payables related solely to the PFI Business.  The purchase price is $23.0 million, subject to certain adjustments, of which $4.0 million would be escrowed pending, post-closing calculation of PFI’s working capital at closing.  Any shortfall at closing in

PFI’s net working capital (as defined in the agreement) below $10.8 million would result in a dollar-for-dollar reduction in the purchase price; any increase over the target would result in an increase in the purchase price.  We are expected to make a $0.8 million cash deposit which will be credited to the purchase price upon closing.  We anticipate the funding for the acquisition will come from our existing credit facility or additional equity infusion as appropriate.

A condition of the transaction is that PFI file a petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code and that a sale be conducted under Section 363 of the Bankruptcy Code pursuant to which assets will be sold free and clear of all liens, claims and encumbrances.  Closing under the agreement is conditioned, among other things, on obtaining approval from the bankruptcy court for an appropriate bidding procedures order and sale order and is subject to higher and better offers in the bankruptcy proceeding.  The agreement required PFI to use its reasonable best efforts to obtain a hearing on the bidding procedures.  PFI must pay us a breakup fee of $0.5 million and reimburse our expenses of up to $0.4 million under certain circumstances.

PFI is required to produce certain products so that specified quantities of such products will be available on the closing date.  If the agreement is terminated, we are obligated to purchase specified products at scheduled prices unless (a) we terminate the agreement because (i) PFI’s debtor-in-possession lender does not permit the transfer of the assets to us or (ii) PFI’s debtor-in-possession financing is terminated for any reason or (b) the agreement is terminated by the bankruptcy court due to an objection by a debtor-in-possession lender.

2004 Recapitalization

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

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the first quarter ended June 26, 2004 and June 25, 2005.

	Percentage of Net Sales
	Three months ended
	June 26, 2004	June 25, 2005
Net sales	100.0%	100.0%
Cost of sales	73.8	84.7
Gross profit	26.2	15.3
Marketing, selling and distribution expenses	9.4	9.5
General and administrative expenses	5.9	5.5
Research and development expenses	0.8	0.7
Amortization of other intangibles	0.1	0.0
Recapitalization expenses	54.7	—
Other operating expense	0.3	0.4
Operating loss	(45.0)	(0.8)
Interest expense, net	5.4	5.9
Loss before income taxes	(50.4)	(6.7)
Benefit from income taxes	(6.9)	(3.9)
Net loss	(43.5)	(2.8)
Accretion on preferred stock	(25.1)	—
Net loss attributable to common shareholder	(68.6)%	(2.8)%

Net Sales were $145.6 million in the first quarter of fiscal 2006, a decrease of $10.4 million, or 6.7%, from $156.0 million in the first quarter of fiscal 2005.  The decrease in net sales for the quarter resulted from product landscape changes caused by product mix within our VMS category, some order softening as retailers adjusted their inventory levels and soft retail market in Canada. The net sales in the first quarter have also been adversely impacted by the establishment of a $4.7 million reserve for anticipated customer returns related to certain branded products, which were launched in the prior year. This reserve was established to cover the potential losses for certain branded products that are not selling through the mass market retail stores and warehouse clubs. The right of return of branded products sold by us is not a stated right of return but is only done on occasion as an accommodation to the customer to ensure a positive ongoing business relationship. Our product mix is continuing to move away from Vitamin E and into an increased share of natural, store brand, joint care products.

U.S. net sales were $131.9 million in the first quarter of fiscal 2006, a decrease of $6.6 million, or 4.8% from $138.6 million in the first quarter of fiscal 2005.  The decrease in sales in the U.S. for the first quarter of fiscal 2006 was the result of the product mix changes, the adjustment of inventory levels by retailers and the establishment of a reserve mentioned above. Net sales attributable to our Canadian operations were $13.7 million in the first quarter of fiscal 2006, a decrease of $3.8 million or 21.7%, from $17.4 million in the same period of fiscal 2005. The Canadian year to year decrease for the first quarter of fiscal 2006 was primarily the result of a soft retail market and lower demand for multivitamins and analgesics products from its major customers.

Regarding our three principal product categories:

•      VMS product net sales were $87.1 million in the first quarter of fiscal 2006, a decrease of $0.3 million, or 0.3%, from $87.4 million in the first quarter of fiscal 2005.  The VMS category was impacted in the first quarter of fiscal 2006 by product landscape changes mentioned above in the U.S., a continued impact of negative media on Vitamin E, the adjustment of inventory levels by retailers, the establishment of a reserve for anticipated customer returns related to certain branded products and soft retail market in Canada.  We expect vitamin E sales to decline and sales of joint care products to increase in fiscal 2006. Excluding the impact of a $4.7 million reserve established for anticipated customer returns in the first quarter of fiscal 2006, VMS sales increased by 5.1% compared to the same period in the prior year.

•      Over-the-counter (“OTC”) product net sales were $46.7 million in the first quarter of fiscal 2006, a decrease of $4.1 million, or 8.1%, from $50.8 million in the first quarter of fiscal 2005, primarily attributed to lower pricing of allergy products.

•      Contract manufacturing services net sales were $11.8 million in the first quarter of fiscal 2006, a decrease of $6.0 million or 33.8% from $17.8 million in the first quarter of fiscal 2005. The decrease was primarily due to a decline in new product sales in the first quarter of fiscal 2006 by our key contract manufacturing customer.

Cost of sales was $123.3 million, or 84.7% of net sales, in the first quarter of fiscal 2006, an increase of $8.2 million, or 7.1%, from $115.1 million, or 73.8% of net sales, in the first quarter of fiscal 2005. The increase in cost of sales as a percentage of net sales in the first quarter of fiscal 2006 is principally due to the decline in sales of Naproxen and Vitamin E products, which have an above average margin, the building of market share in other key product categories with lower near-term margins, the establishment of a reserve of $0.9 million to reduce the carrying value of certain branded products (including product expected to be returned in future periods) in the first quarter of fiscal 2006, decreased plant volumes related to an inventory reduction initiative and higher raw material costs that have adversely affected the joint care category. We expect continued pressure on margins during fiscal 2006 as those factors continue along with the additional effect of changing product mix.

Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $21.8 million, or 14.9% of net sales, in the first quarter of fiscal 2006, a decrease of $2.2 million, or 9.0%, from $23.9 million, or 15.3% of net sales, in the same period in the prior year. The decrease in SG&A in the first quarter of fiscal 2006 was primarily driven by lower compensation and consultant expense compared to the same period in the prior year.

Research and development expenses (“R&D”) were $1.1 million in the first quarter of fiscal 2006, a decrease of $0.2 million compared to the same period in the prior year due primarily to lower compensation and new product development expenses.

Amortization of other intangibles was lower by $0.1 million compared to the first quarter of fiscal 2005 due primarily to a lower remaining carrying amount of other intangible assets in the first quarter of fiscal 2006.

The recapitalization expenses of $85.4 million in the first quarter of fiscal 2005 consist primarily of expenses incurred related to the completion of legal and regulatory requirements in connection with the Recapitalization.  The Recapitalization expense consists primarily of compensation expenses related to the in-the-money value of stock options and other equity rights issued to certain management personnel of $54.3 million, management bonuses of $1.0 million, and expenses incurred in connection with our capital raising activities of $30.1 million.

Other operating expenses were $0.6 million in the first quarter of fiscal 2006, an increase of $0.2 million compared to the same period in the prior year. The prior year other operating expense included the receipt of $0.8 million from the settlement of a supplier dispute which was partly offset by a lower management fees in the first quarter of fiscal 2006 compared to the same period in the prior year.

In the first quarter of fiscal 2006, net interest expense of $8.6 million represents an increase of $3.3 million from the first quarter of fiscal 2005 due primarily to an increase in the average interest rate charged on the average outstanding indebtedness and annualized impact of the increase in our average outstanding indebtedness partly offset by the accelerated amortization in the first quarter of fiscal 2005 of deferred financing charges related to our old credit facility that was repaid in connection with the recapitalization.

The income tax benefit for the first quarter was $5.6 million or a 57.3% effective tax rate for the three months ended June 25, 2005, compared to a benefit of $10.8 million or 13.8% tax rate for the three months ended June 26, 2004. The effective tax rate for the three months ended June 25, 2005 is substantially different from the statutory rate of 35% and the effective tax rate for the three months ended June 26, 2004 primarily due to the release of a significant portion of our Canadian valuation allowance against Canadian deferred tax assets during the three months ended June 25, 2005. The release of the valuation allowance was based on our expected current and future profitable Canadian operations.  In addition, we incurred certain non deductible recapitalization costs in the three months ended June 26, 2004. Finally, the federal and state tax benefit of our first quarter loss ended June 25, 2005 is expected to be realized during the current year against forecasted domestic profitable operations for the year.

Primarily as a result of factors discussed above, net loss of $4.2 million was recorded in the first quarter of fiscal 2006 compared to net loss of $67.8 million in the first quarter of fiscal 2005. The prior year net loss included the recapitalization expense of $85.4 million and the related tax impact of $13.5 million.

Credit Agreement EBITDA was $9.2 million in the first quarter ended June 25, 2005, as compared to the Credit Agreement EBITDA of $19.7 million for the first quarter ended June 26, 2004. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “–Covenant Restrictions” and “–Credit Agreement EBITDA” below.

Liquidity and Capital Resources

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.

The following financing transactions (the “Financing Transactions”) were entered into in connection with the Recapitalization in fiscal 2005:

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

•      On May 27, 2004, after the recapitalization, we assumed $150.0 million of the 11% senior subordinated notes due 2012 (the “Notes”).

•      The repayment of all outstanding amounts under our pre-existing senior credit facilities was made and commitments under those facilities were terminated.

As of June 25, 2005, we had outstanding debt of an aggregate amount of $393.9 million, consisting primarily of $238.2 million in principal amount under Term Facility, $150.0 million of Notes and an aggregate amount of $5.7 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $238.2 million in term loan outstanding as of June 25, 2005 under the New Credit Facility by May 27, 2011 with scheduled principal payments of $1.8 million in the remaining nine months of fiscal 2006, $3.0 million in fiscal 2007, $1.8 million in fiscal 2008, $2.4 million in each of fiscal 2009 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the New Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

Borrowings under the New Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.5% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be plus an “applicable margin” that is itself based on our leverage ratio. As of June 25, 2005, our average interest rates were 6.38% under the New Credit Facility. In addition to specified agent and up-front fees, the New Credit

Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the revolving credit facility. The Notes bear interest at a rate of 11% per annum.

At June 25, 2005, we had $38.8 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $11.2 million as of June 25, 2005.  These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable.  These letters of credit expire annually and need extensions each year to various dates through 2014.

Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, and assuming that we obtain the requested amendments from our senior lenders under our New Credit Facility, we believe that cash generated from operations, together with amounts available under our Revolving Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.  Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.

As a result of the changes in the product landscape and the decrease in net sales and gross margins in the first quarter of fiscal 2006 compared to the same period in fiscal 2005, which trend may continue, we expect continued pressure on our margins in fiscal 2006. Because our New Credit Facility imposes significant operating and financial restrictions on us, which we may not be able to comply with, and requires us to maintain a maximum total leverage ratio and minimum interest coverage ratio for each financial covenant period of no more than the ratio specified in the New Credit Facility for that financial covenant period, we are in the process of requesting amendments to our New Credit Facility from our lenders that would relax certain of our financial covenants for the period beginning in the second quarter of fiscal 2006. We have been in compliance with all of our financial covenants for the period ended June 25, 2005. However, there is no assurance we will be in compliance with these financial covenants in the future. See “-Covenant Restrictions” for additional details.

The proposed amendments will principally provide us with operating flexibility to meet our debt service obligations, capital expenditure requirements, ongoing operating costs, and working capital needs.  The flexibility to be reflected in the proposed financial covenant ratios is intended to mitigate the effect of the product landscape changes caused by product mix within our VMS category. However, there is no assurance we will be able to obtain the requested amendments from the senior lenders under the New Credit Facility at favorable terms, or at all.

If our future cash flow from operations and other capital resources is insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Notes and New Credit Facility, may limit our ability to pursue any of these alternatives.

Covenant Restrictions

The New Credit Facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the Notes, and it requires us to satisfy financial condition tests and to maintain specified financial ratios, such as a maximum total leverage ratio, minimum interest coverage ratio and limitation on capital expenditures. In addition, the New Credit Facility prohibits us from declaring or paying any dividends and from making any payments with respect to the Notes if we fail to perform our obligations under, or fail to meet the conditions of, the New Credit Facility or if such payment creates a default under the New Credit Facility.

The indenture governing the Notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make other specified restricted payments and enter into some transactions with affiliates; (2) imposes specific restrictions on the ability of some of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the Notes and the New Credit Facility also contains various covenants that limit our discretion in operating our businesses.

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

We are in compliance with all such financial covenants as of June 25, 2005.  Our ability to comply in future periods with the financial covenants in the New Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.  As a result of changes in the product landscape and the decrease in net sales and gross margins in the first quarter of fiscal 2006 compared to the same period in fiscal 2005, which trend may continue, we may not be in compliance with our covenants at September 24, 2005. We are seeking amendments to certain of our financial covenants from the lenders under our New Credit Facility. However, we may not succeed in obtaining these amendments at favorable conditions, or at all. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard.  The New Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

Credit Agreement EBITDA

The table below sets forth EBITDA as defined in our New Credit Facility, which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our New Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used.  Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, income tax expense, depreciation and amortization, expenses incurred in connection with the recapitalization, aggregate amount of all other non-cash items, proceeds from business interruption insurance, management fees, expenses made related to any permitted acquisition, fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, and non-cash charges outside the normal course of business that result in an accrual of a reserve for cash charges in any future period. In addition, Credit Agreement EBITDA also adjusts net income by all non-cash items increasing consolidated net income (other than accrual of revenue or recording of receivables in the ordinary course of the business). The New Credit Facility also provides for adjustments to consolidated net income including, among other things, for asset write-downs. Our New Credit Facility requires us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended
	June 26, 2004	June 25, 2005
Net loss	$(67,808)	$(4,195)
Benefit from income taxes	(10,830)	(5,638)
Interest expense, net	8,416	8,629
Depreciation and amortization	3,379	4,055
Recapitalization expenses (1)	85,376	—
Asset write-down (2)	—	5,659
Non-cash stock compensation expense (3)	—	5
Expenses related to permitted acquisition (4)	—	22
Management fees (5)	1,118	672
Credit Agreement EBITDA (6)	$19,651	$9,209

(1)   Represents consulting, transaction, legal and accounting fees associated with the May 2004 Recapitalization in fiscal 2005. These fees were included as a separate item in the condensed statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(2)   Represents the establishment of a reserve for anticipated customer returns and the reduction of the carrying value of inventory related to certain branded products in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows at June 25, 2005.

(3)   Non-cash compensation expenses are included in the general and administrative expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(4)   Represents internal expenses incurred in connection with the agreement to purchase substantially all of the OTC assets of PFI are included in the general and administrative expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(5)   Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(6)   Credit Agreement EBITDA is calculated in accordance with the definitions contained in our New Credit Facility as described under “Credit Agreement EBITDA.”

Sources and Uses of Cash

Net cash used in operating activities totaled $78.1 million and $1.6 million in the first quarter of fiscal 2005 and fiscal 2006, respectively. The increase in the first quarter of fiscal 2006 was primarily the result of the Recapitalization in the first quarter of fiscal 2005.

Net cash used in investing activities totaled $2.3 million and $5.9 million in the first quarter of fiscal 2005 and fiscal 2006, respectively. The increase was primarily related to an increase in capital expenditures in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Net cash provided by financing activities was $53.5 million and net cash used in financing activities totaled $2.6 million in the first quarter of fiscal 2005 and fiscal 2006, respectively.  Net cash provided in the first quarter of fiscal 2005 represents primarily the financing transactions and related indebtedness incurred in connection with the Recapitalization, offset by repayments of pre-existing indebtedness and an increase in deferred financing charges resulting from $15.7 million of deferred financing charges primarily related to the New Credit Facility and Notes. Net cash used in the first quarter of fiscal 2006 represents primarily the payments on our Term Facility and other long-term debt.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of June 25, 2005 (in thousands):

		Payments Due by Period
		Less than		1 to 2	2 to 3	3 to 4	4 to 5	After 5
Contractual obligations	Total	1 year		years	years	years	years	years

New Term B Loan	$238,200	$2,400		$3,000	$1,800	$2,400	$2,400	$226,200
Senior Subordinated Notes	150,000	—		—	—	—	—	150,000
Industrial Development Revenue Bond	4,100	500		500	500	500	500	1,600
Capitalized leases	1,627	1,291		263	49	24	—	—
Operating lease obligations	66,179	12,002	*	9,454	7,371	7,085	7,073	23,194
Consulting agreement with Mr. Perez	163	163	*	—	—	—	—	—
Total	$460,269	$16,356		$13,217	$9,720	$10,009	$9,973	$400,994

* Represents nine months of obligations in fiscal year 2006.

Critical Accounting Policies and Estimates

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We review our estimates on an on-going basis, including those related to revenue recognition, sales returns and customer allowances, the allowance for doubtful accounts, inventories and related reserves, cash flows used to evaluate the recoverability of long-lived assets, certain accrued liabilities, deferred tax assets and litigation.  We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate.  In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Revenue Recognition

We record revenue after all significant obligations have been met, collectibility is probable and title has passed, which is generally upon receipt of products by the customer.  Determination of our meeting these criteria is based on our judgments regarding collectibility of invoiced amounts and the timing of delivery of products to the customers.  Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognition for any future reporting periods could be adversely affected.  Provisions for sales returns and customer allowances, which are recorded as a reduction to revenues, are based upon historical experience and specific identification of an event necessitating an allowance and are recorded in the period the underlying revenue has been recognized.  Additional reduction to revenue could result if actual returns or customer allowances exceed our estimates. Estimates for sales returns and allowances are highly subjective and require a considerable amount of judgment.

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

Inventories

We state our inventories at the lower of cost or market, with cost being determined by the first-in, first-out method. We provide reserves for potentially excess and obsolete inventory and inventory that has aged over a specified time period based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, we consider factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs could be required.  During the first quarter ended June 26, 2004, we refined our aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. We believe that the refined estimation model results in a better estimate of potentially excess and obsolete inventory.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. We also determine our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

There have been no significant changes in our critical accounting policies or estimates during the first quarter ended June 25, 2005.

Forward-looking Statements

This report contains “forward-looking statements” that are subject to risks and uncertainties.  These statements often include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or similar expressions.  These statements are only predictions.   In addition to risks and uncertainties noted in this report, there are risks and uncertainties that could cause our actual operating results to differ materially from those anticipated by some of the statements made.  Such risks and uncertainties include: (i) slow or negative growth in the vitamin, mineral, supplement or over-the-counter pharmaceutical industry; (ii) adverse publicity regarding the consumption of vitamins, minerals, supplements or over-the-counter pharmaceuticals; (iii) increased competition; (iv) increased costs; (v) our inability to obtain the requested amendments from the senior lenders under our New Credit Facility at favorable terms, or at all (vi) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (vii) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (viii) our inability to gain and/or hold market share with our customers; (ix) exposure to and expenses of defending and resolving product liability claims and other litigation; (x) our ability to successfully implement our business strategy; (xi) our inability to manage our operations efficiently; (xii) consumer acceptance of our products; (xiii) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators; (xiv) the mix of our products and the profit margins thereon; and (xv) the availability and pricing of raw materials.  We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described above and in Item 1 “Business – Risk Factors” in our Annual Report on Form 10-K on file with the SEC.  Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.

PART I	Item 3

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our variable rate debt facilities. Our New Credit Facility is variable rate debt. On June 25, 2005, our total debt was $393.9 million, of which $242.3 million is variable rate debt and $151.6 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at June 25, 2005, would be approximately $31.9 million. A one percent increase in variable interest rates would increase our total annual interest expense by $2.4 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.

There have been no material changes in our market risk during the first quarter ended June 25, 2005. For additional information, refer to page 36 of our Annual Report on Form 10-K on file with the SEC.

PART I	Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include many aspects of internal control over financial reporting.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 under the Exchange Act as of June 25, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 25, 2005 because of the material weakness in internal control over financial reporting described below.

We did not maintain appropriate control over the estimation process for timely identifying and recording of reserves for anticipated product returns related to certain branded products due to lack of integration among the accounting reserve system and the systems used in evaluating POS movement data and retailer inventory positions. Such material weakness resulted in the establishment of reserves for anticipated customer returns (approximately $4.7 million) and the reduction of the carrying value of inventory related to certain branded products (approximately $0.9 million) in the aggregate amounts of approximately $5.6 million in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows at June 25, 2005.

Management’s Response and Plan for Improvement

Management has responded to the identification of the material weakness noted above by performing additional accounting, financial analysis and managerial review of procedures in order to ensure that the financial information contained in our financial statements is reliable.  The actions we intend to take in the second quarter of fiscal 2006 include, among other things, evaluating POS movement data, retailer inventory position and sales of branded items into warehouse clubs to determine additional reserves. We have assigned the highest priority to the remediation of these deficiencies by the end of our second fiscal quarter. Our management and audit committee have committed what they believe to be sufficient resources to meet this objective.

We are confident that our interim, unaudited condensed financial statements for the first quarter ended June 25, 2005 and the first quarter ended June 26, 2004 fairly present, in all material respects, our financial condition, results of operations and cash flows for each such period.

Changes in Internal Controls

There were no material changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	Other Information

Item 1.    Legal Proceedings

There are currently seven pending individual product liability complaints filed against us and/or our customers alleging damages associated with the ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and August 27, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas and Louisiana. The complaints include allegations such as subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised its opinion regarding PPA in November 2000. Two of the seven PPA claims involve products that were neither manufactured nor distributed by us. In June 2005, we received confirmation that one PPA claim was discontinued with prejudice in the Supreme Court of New York.

Item 2.  Unregistered Sales of Equity and Use of Proceeds

Not applicable

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

Leiner Health Products Inc.

Date: August 9, 2005	/s/	Robert K. Reynolds
Robert K. Reynolds
Executive Vice President and Chief Financial Officer