Form 10-Q
period 2005-09-24
LEINER HEALTH PRODUCTS INC
filed 2005-11-08
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 24, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-118532

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.01 par value, 1,000 shares outstanding as of September 24, 2005

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.
Report on Form 10-Q
For the Quarter ended September 24, 2005

PART I	Item 1

Leiner Health Products Inc. Condensed Consolidated Balance Sheets (in thousands, except share data)

ASSETS	March 26, 2005	September 24, 2005
	Note 1	Unaudited
Current assets:
Cash and cash equivalents	$16,951	$9,737
Accounts receivable, net of allowances of $3,113 and $4,358 at March 26, 2005 and September 24, 2005, respectively	80,250	61,292
Inventories	164,910	154,896
Income tax receivable	2,310	10,677
Prepaid expenses and other current assets	17,492	17,834
Total current assets	281,913	254,436
Property, plant and equipment, net	65,554	71,633
Goodwill	52,317	52,443
Other noncurrent assets	17,014	18,542
Total assets	$416,798	$397,054
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$101,639	$72,854
Accrued compensation and benefits	9,634	8,035
Customer allowances payable	9,576	9,890
Accrued interest	9,093	9,896
Other accrued expenses	13,304	16,392
Current portion of long-term debt	5,536	5,091
Total current liabilities	148,782	122,158
Long-term debt	390,990	401,992
Other noncurrent liabilities	-	156
Total liabilities	539,772	524,306
Commitments and contingencies
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 issued and outstanding at March 26, 2005 and September 24, 2005	-	-
Capital in excess of par value	469	479
Accumulated deficit	(126,357)	(131,985)
Accumulated other comprehensive income	2,914	4,254
Total shareholder's deficit	(122,974)	(127,252)
Total liabilities and shareholder's deficit	$416,798	$397,054

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc. Condensed Consolidated Statements of Operations Unaudited (in thousands)

	Three months ended		Six months ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005

Net sales	$165,043	$168,935	$321,046	$314,522
Cost of sales	121,401	139,438	236,528	262,722
Gross profit	43,642	29,497	84,518	51,800
Marketing, selling and distribution expenses	14,993	14,251	29,672	28,035
General and administrative expenses	9,494	8,276	18,744	16,257
Research and development expenses	1,148	1,354	2,431	2,445
Amortization of other intangibles	80	10	160	20
Recapitalization expenses	1,980	-	87,356	-
Other operating (income) expense	498	(36)	928	605
Operating income (loss)	15,449	5,642	(54,773)	4,438
Interest expense, net	8,037	8,911	16,453	17,540
Income (loss) before income taxes	7,412	(3,269)	(71,226)	(13,102)
Provision for (benefit from) income taxes	2,015	(1,836)	(8,815)	(7,474)
Net income (loss)	5,397	(1,433)	(62,411)	(5,628)
Accretion on preferred stock	-	-	(39,211)	-
Net income (loss) attributable to common shareholder	$5,397	$(1,433)	$(101,622)	$(5,628)

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc. Condensed Consolidated Statements of Cash Flows Unaudited (in thousands)

	Six months ended
	September 25, 2004	September 24, 2005
Operating activities
Net loss	$(62,411)	$(5,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,856	7,474
Amortization	823	482
Amortization of deferred financing charges	4,530	896
Provision for doubtful accounts and allowances	2,047	3,543
Provision for excess and obsolete inventory	4,425	7,060
Deferred income taxes	2,408	(1,460)
(Gain) loss on disposal of assets	(51)	41
Stock option compensation expense	-	10
Translation adjustment	(1,439)	(1,341)
Changes in operating assets and liabilities:
Accounts receivable	5,478	15,623
Inventories	(32,826)	3,644
Income tax receivable	(11,370)	(6,229)
Accounts payable	(3,869)	(28,880)
Accrued compensation and benefits	(3,351)	(1,636)
Customer allowances payable	2,462	274
Accrued interest	8,060	800
Other accrued expenses	205	757
Other	(513)	1,194
Net cash used in operating activities	(79,536)	(3,376)
Investing activities
Additions to property, plant and equipment	(6,351)	(7,648)
Increase in other noncurrent assets	(644)	(2,361)
Net cash used in investing activities	(6,995)	(10,009)
Financing activities
Net borrowings under bank revolving credit facility	15,000	9,000
Borrowings under bank term credit facility	240,000	-
Payments under bank term credit facility	-	(1,200)
Payments under old credit facility	(159,788)	-
Issuance of senior subordinated debt	150,000	-
Increase in deferred financing charges	(15,735)	(752)
Capital contribution from parent	251,500	-
Repurchase and retirement of preferred stock	(92,194)	-
Repurchase and retirement of common stock and common equity rights	(329,304)	-
Net payments on other long-term debt	(1,408)	(2,512)
Net cash provided by financing activities	58,071	4,536
Effect of exchange rate changes	1,360	1,635
Net decrease in cash and cash equivalents	(27,100)	(7,214)
Cash and cash equivalents at beginning of period	33,824	16,951
Cash and cash equivalents at end of period	$6,724	$9,737

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature, except for adjustments recorded in connection with the Recapitalization as discussed in Note 3. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 26, 2005, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”) file number 333-118532. Operating results for the three and six months ended September 24, 2005 are not necessarily indicative of the results that may be expected for the year ending March 25, 2006 or any other future periods.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Effective fiscal 2003, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The three months ended September 25, 2004 and September 24, 2005 were each comprised of 13 weeks. The six months ended September 25, 2004 and September 24, 2005 were each comprised of 26 weeks.

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

Deferred market development costs

The Company entered into a fifteen-year contract to distribute products developed by a pharmaceutical company. The Company paid fees for exclusivity rights and such payments were recorded as a deferred asset. Once the product receives regulatory approval, the deferred amounts will be amortized over the expected product life cycle. On an ongoing basis, the Company reviews the balance remaining in the deferred asset account for impairment. At March 26, 2005 and September 24, 2005, the balance of the deferred asset related to this contract was approximately $2,346,000 and $2,770,000, respectively.

The Company also entered into contracts for supply and distribution of over-the-counter (“OTC”) products developed by certain pharmaceutical companies. The payments to these pharmaceutical companies are recorded as deferred assets. Amortization of the deferred assets is calculated using the straight line method over the terms of the agreements or as related sales are recognized. The Company also reviews for impairment of deferred assets whenever events or changes in circumstances indicate that the unamortized amount of an asset may not be recoverable. At March 26, 2005 and September 24, 2005, the Company had an unamortized balance of approximately $1,044,000 and $781,000, respectively, classified under other non-current assets in the accompanying condensed consolidated balance sheet. In addition, the Company pays a certain percentage of contractually calculated net profit as royalties to these companies and they are expensed as related sales are recognized.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the quarter-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the quarter. Translation gains and losses are recorded in shareholder's deficit, and realized gains and losses are reflected in results of operations. Translation gains were $1,640,000 and $1,862,000 for the three months ended September 25, 2004 and September 24, 2005, respectively, and $1,439,000 and $1,341,000 for the six months ended September 25, 2004 and September 24, 2005, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation using the accounting and disclosure requirements of SFAS No. 123R, Share-Based Payments, ("SFAS 123R"). SFAS 123R was adopted in the fourth quarter of fiscal 2005 using the Modified Prospective Application Method. The Company did not grant any options under the 2004 Option Plan or sell any shares under the Stock Plan during the three and six months ended September 25, 2004 or September 24, 2005.

Shipping and Handling Fees and Costs

The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying condensed consolidated statements of operations. Shipping and handling expenses for the three months ended September 25, 2004 and September 24, 2005, were $4,419,000 and $4,003,000, respectively, and for the six months ended September 25, 2004 and September 24, 2005, were $8,667,000 and $7,688,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the three months ended September 25, 2004 and September 24, 2005 were $320,000 and $93,000, respectively, and for the six months ended September 25, 2004 and September 24, 2005 were $1,068,000 and $161,000, respectively.

Comprehensive Income (Loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s deficit. The comprehensive income (loss) is as follows (in thousands):

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

	Three months ended		Six months ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005

Net income (loss)	$5,397	$(1,433)	$(62,411)	$(5,628)
Foreign currency translation adjustment	1,640	1,862	1,439	1,341
Comprehensive income (loss)	$7,037	$429	$(60,972)	$(4,287)

Reclassifications

Certain reclassifications have been made to the fiscal 2005 condensed consolidated financial statements to conform to the fiscal 2006 presentation.

3.	2004 Recapitalization

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

As a result of the Recapitalization, the Golden Gate Investors and the North Castle Investors each own 46.7% of Holdings equity and Leiner management owns 6.6% of Holdings equity including delayed delivery share awards. The Recapitalization was accounted for as a recapitalization of Mergeco which had no impact on the historical basis of assets and liabilities as reflected in the Company’s condensed consolidated financial statements.

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $32,062,000 in fees and expenses related to these transactions in the first two quarters of fiscal 2005. In addition, deferred financing charges of approximately $12,470,000 related to the New Credit Facility and Notes were recorded under other non-current assets in the condensed consolidated balance sheet at September 25, 2004.

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

4.	Inventories

Inventories consist of the following (in thousands):

	March 26, 2005	September 24, 2005
Inventories:
Raw materials, bulk vitamins and packaging materials	$52,784	$54,048
Work-in-process	49,100	42,505
Finished products	63,026	58,343
	$164,910	$154,896

5.	Debt

Long-term debt consists of (in thousands):

	March 26, 2005	September 24, 2005
New Credit Facility:
Revolving facility	$-	$9,000
Term facility	238,800	237,600
Total credit facility	238,800	246,600
Senior subordinated notes	150,000	150,000
Capital lease obligations	2,052	6,383
Industrial development revenue bond loan	4,600	4,100
Industrial opportunities program loan	1,074	-

	396,526	407,083
Less current portion	(5,536)	(5,091)

Total long-term debt	$390,990	$401,992

New Credit Facility

In connection with the Company’s acquisition of certain OTC assets of Pharmaceutical Formulations Inc. (“PFI”), which is discussed in Note 15 and to provide the Company with operating flexibility, the Company obtained Amendment No. 1 and Acknowledgement (“Amendment”) from its senior lenders under the New Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to the PFI’s Konsyl Pharmaceutical Inc. subsidiary and other scheduled assets (the “PFI Business”) for approximately $23,000,000 in cash as a Permitted Acquisition. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20,000,000, the equity sponsors have committed to contributing to the Company an additional $6,500,000 in equity, and (d) the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, the Company paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or $719,000, and recorded it under other non-current assets in the condensed consolidated balance sheet at September 24, 2005. The Amendment is effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility.

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

The New Credit Facility consists of the $240,000,000 Term Facility and the $50,000,000 Revolving Facility, made available in U.S. dollars to the Company. The unpaid principal amount outstanding on the Revolving Facility is due and payable on May 27, 2009. Commencing on May 27, 2004, the Term Facility required quarterly principal payments of approximately 1% per annum over the next six years and three quarters with the balance due on May 27, 2011. Principal payments scheduled during the period September 25, 2005 through September 23, 2006 total $2,400,000. Borrowings under the New Credit Facility bear interest at a base rate per annum plus an “applicable margin.” The Company can choose a base rate of (i) ABR (Alternate base rate) or (ii) LIBOR for its Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds rate plus 0.5% or the prime commercial lending rates of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. The amended “applicable margin” is based on the Company’s debt rating and the leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness, including letters of credit outstanding to the credit agreement EBITDA, as defined, and varies as follows: (a) 1.75% to 2.75% for all ABR based loans and (b) from 2.75% to 3.75% for all LIBOR based loans. As of September 24, 2005, the Company’s average interest rates were 6.91% under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. In addition, the New Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. The Minimum Liquidity under the Amendment requires the Company to maintain a liquidity amount of not less than $20,000,000 as of the last day of any fiscal month. As of September 24, 2005, the Company had $30,695,000 available under its Revolving Facility and had $10,305,000 of letters of credit outstanding.

The New Credit Facility contains certain representations and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply, every quarter end and on an annual basis, with certain financial ratios and tests under the Amendment, including without limitation, a minimum liquidity, a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure level. Based on this Amendment, the Company was in compliance with all such financial covenants as of September 24, 2005.

The Company’s ability to comply in future periods with the financial covenants in the Amendment will depend on its ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond the Company’s control and will be substantially dependent on the selling prices and demand for the Company’s products, raw material costs, and the Company’s ability to successfully implement its overall business and profitability strategies. If a violation of any of the covenants occurred, the Company would attempt to obtain a waiver or amendment from its lenders, although no assurance can be given that the Company would be successful in this regard.

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

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

The New Credit Facility is collateralized by substantially all of the Company’s assets. Borrowings under the New Credit Facility are a key source of the Company’s liquidity. The Company’s ability to borrow under the New Credit Facility is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraphs. Failure to comply with these financial ratio covenants would result in a violation of the New Credit Facility and, absent a waiver or an amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the New Credit Facility.

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

Capital Lease Obligations

The capital lease obligations are payable in variable monthly installments through August 2009 and bear interest at effective rates ranging from 1.68% to 14.58%. At September 24, 2005, the weighted average interest rate on the capital lease obligations was 7.8%. The capital leases are secured by equipment with a net book value of approximately $6,558,000 at September 24, 2005.

Industrial Development Revenue Bond Loan (“IRB Loan”)

The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. The interest rate on the IRB Loan (2.86% as of September 24, 2005) is variable and fluctuates on a weekly basis. At September 24, 2005, $4,100,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under the Company’s New Credit Facility. Under certain circumstances, the interest rate on the bonds may be converted to a fixed rate for the remainder of the term. On or prior to the date that the bonds are converted to a fixed rate, bondholders may elect to have their bonds or a portion thereof, in denominations of $100,000 and integral multiples of $5,000 in excess thereof, purchased at a price equal to par plus accrued interest upon seven days’ notice to the trustee. In the event a portion of the bonds are tendered for purchase, the bondholders must retain bonds in the denomination of at least $100,000. When any bonds shall have been delivered to the trustee for purchase, the remarketing agent shall use its best efforts to remarket such bonds at par plus accrued interest. In the event that sufficient funds are not available to the trustee to purchase tendered bonds, the Company is required to provide funds for such purchase, including funds drawn under the letter of credit securing the IRB Loan. Upon conversion to a fixed interest rate, the bondholders’ tender option will terminate.

Industrial Opportunities Program Loan

During fiscal 2000, the Company’s wholly owned subsidiary Vita Health Products entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company's manufacturing facility in Canada. The loan was secured principally by a pledge of certain real property of the Company’s Manitoba manufacturing facility and equipment purchased with the proceeds of the loan. Principal repayments were scheduled to be made in two equal payments of 50% of the final loan amount. The first scheduled payment of approximately $1,061,000 was made on September 30, 2004 and the remaining outstanding balance was paid on May 6, 2005. Interest for the period January 2004 through June 1, 2004, may be waived contingent upon the Company’s compliance with certain obligations, including meeting certain financial ratios.

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

Minimum payments

Principal payments on long-term debt through fiscal 2010 and thereafter are (in thousands):

Fiscal Year
2006 (remaining six months)	$2,490
2007	5,127
2008	3,672
2009	4,360
2010	12,534
Thereafter	378,900
$407,083

6.	Preferred Stock

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

The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s behalf. In exchange for such services in connection with the Recapitalization, the Company has paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration. The Company has also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company will pay a $1,315,000 management fee in arrears annually plus reasonable out-of-pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a certain performance target. The Company is not expected to meet its performance target for fiscal 2006. Other operating expenses in the accompanying statement of operations for the three and six months ended September 25, 2004 included $658,000 and $1,776,000, respectively, of management fees and related expenses. The accruals of $658,000 recorded earlier in the first quarter of fiscal 2006 were reversed in the second quarter of fiscal 2006. Other operating expenses for the three and six months ended September 24, 2005 were $(68,000) and $604,000, respectively, including professional fees incurred primarily in connection with the Credit Agreement amendment.

The Company has also agreed to reimburse North Castle Partners, L.L.C. and GGC Administration for their reasonable travel, other out-of-pocket expenses and administrative costs and expenses, including legal and accounting fees, and to pay additional transaction fees to them in the event Holdings or any of its subsidiaries completes any acquisition (whether by merger, consolidation, reorganization, recapitalization, sale of assets, sale of stock or otherwise) financed by new equity or debt, a transaction involving a change of control, as defined in the consulting agreement, or sale, transfer or other disposition of all or substantially all of the assets of Holdings, Leiner or Leiner Health Products, LLC.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.

The Company recorded an income tax benefit of $1,836,000 or a 56.1% effective tax rate for the three months ended September 24, 2005, compared to a provision of $2,015,000 or 27.2% tax rate for the three months ended September 25, 2004. The Company recorded an income tax benefit of $7,474,000 or a 57.0% effective tax rate for the six months ended September 24, 2005, compared to a benefit of $8,815,000 or 12.4% tax rate for the six months ended September 25, 2004.

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

The effective tax rate for the three and six months ended September 24, 2005 is substantially different from the effective rate for the three and six months ended September 25, 2004 primarily due to the recognition of imputed interest income for tax purposes on the outstanding intercompany balance in the U.S. whereas the Company is unable to deduct the interest in Canada, the release of a significant portion of the Canadian valuation allowance during the six months ended September 24, 2005 based on current and forecasted future earnings in Canada and certain non deductible recapitalization costs incurred by the Company in May 2004, which impacted the effective tax rate for the six months ended September 25, 2004. The federal and state tax benefit of the Company’s first and second quarter loss is expected to be realized during the current year against forecasted domestic operations for the year.

9.	Employee Benefits

Stock-Option Plan

2004 Option Plan:

The Board of Directors of Holdings approved the LHP Holding Corp. 2004 Stock Option Plan (the "2004 Option Plan") on October 1, 2004. Under the 2004 Option Plan, common stock reserved up to an aggregate number of shares not to exceed 117,409 may be granted. Option awards are generally granted with an exercise price equal to the calculated market value of a share of Holdings common stock on the date of the grant. The option awards generally vest based on 4 years of continuous employment service from the grant date and have ten year contractual terms to exercise. The option awards provide for accelerated vesting if there is a change in control (as defined in the 2004 Option Plan).

Activity under the 2004 Option Plan for the six months ended September 24, 2005 is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at March 26, 2005	78,271	39,138	$2.37	$2.37
Options granted	-	-	-	-
Options forfeited	5,166	(5,166)	2.37	2.37
Balance at September 24, 2005	83,437	33,972	$2.37	$2.37

The following table summarizes the information on options granted as of September 24, 2005:

Outstanding				Excercisable
Exercise price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.37	33,972	9.25	$2.37	—	$—

The Company accounts for the stock option grants under the 2004 Option Plan under the principles of SFAS 123R. $520 and $1,620 were recorded as share-based compensation under General and Administrative expense in the statement of operations for the three and six months ended September 24, 2005. The weighted-average per share, fair value of options granted during fiscal 2005 was $0.45. As of September 24, 2005, there was $11,791 of total unrecorded and unrecognized compensation expense related to nonvested share based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 3.25 years.

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

Restricted Stock Plan:

The Board of Directors of Holdings also approved the LHP Holding Corp. 2004 Restricted Stock Plan (the "Stock Plan") on October 1, 2004. Under the Stock Plan, common stock reserved up to an aggregate number of shares not to exceed 195,676 may be issued. Each issuance and purchase of shares under the Stock Plan will be completed pursuant to a subscription agreement which will include such terms and conditions not inconsistent with the Stock Plan as the Holdings Board of Directors determines. Restricted stock will generally be issued with a purchase price equal to the calculated market value of a share of Holdings common stock on the date of the subscription agreement. The restricted stock has various restrictive Call Rights retained by the Company after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization. The Stock Plan, however, also provides for accelerated removal of the restrictive Call Rights if there is a change in control (as defined in the Stock Plan).

Activity under the Stock Plan for the six months ended September 24, 2005 is set forth below:

		Restricted Shares Outstanding
	Shares Available for Issuance	Number of Shares	Purchase Price	Weighted Average Purchase Price

Balance at March 26, 2005	-	195,676	$2.37	$2.37
Restricted Stock Issued	-	-	-	-
Balance at September 24, 2005	-	195,676	$2.37	$2.37

The following table summarizes the information on the restricted stock issued as of September 24, 2005:

Outstanding				First Call Rights Released
Purchase price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.37	195,676	4.75	$2.37	48,919	$2.37

The Company accounts for the restricted stock issued under the Stock Plan under the principles of SFAS 123R. $4,002 and $8,004 were recorded as share-based compensation under General and Administrative expense in the statement of operations for the three and six months ended September 24, 2005, respectively. The weighted-average fair value of restricted stock issued during the fiscal year 2005 was $0.45. As of September 24, 2005, there was $76,047 of total unrecorded and unrecognized compensation expense related to share based compensation under the Stock Plan. That cost is expected to be recorded and recognized over a weighted average period of 4.75 years.

1997 Option Plan:

The Company's Stock Option Plan, as amended in 1997 (the "1997 Option Plan"), provided for the issuance of nonqualified stock options to certain key employees and directors to purchase up to 252,222 shares of the Company's common stock. Options granted were at exercise prices as determined by the Company's Board of Directors, but not less than $100 per share. Options generally vested on a pro rata basis at a rate of 25% per year, with 25% immediate vesting on the date of the grant, and expired no later than ten years from the date of grant.

In connection with the Recapitalization, all options outstanding as of May 27, 2004 were repurchased and retired, and the 1997 Option Plan was assumed by Holdings. Options with a net value of $13,657,000 were rolled over into new equity rights in Holdings. The remaining options were purchased for approximately $25,402,000 representing the difference between per share Recapitalization purchase price and the exercise price of the stock options. The total amount of approximately $39,059,000 was incurred in stock-based compensation during the six months ended September 25, 2004.

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

The Company is subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of any of these proceedings and claims cannot be predicted with certainty, management believes that it has set aside adequate reserves for these claims and does not believe the outcome of any of these matters will have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows.

11.	Commitments

The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for the three months ended September 25, 2004 and September 24, 2005 were $3,569,000 and $2,233,000, respectively, and for the six months ended September 25, 2004 and September 24, 2005 were $7,000,000 and $4,917,000, respectively.

Minimum future obligations on non-cancelable operating leases in effect at September 24, 2005 are (in thousands):

Fiscal year
2006 (remaining six months)	$4,163
2007	7,861
2008	7,460
2009	7,204
2010	7,179
Thereafter	24,048
Total minimum lease payments .	$57,915

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At September 25, 2004 and September 24, 2005, the Company had recorded deferred rent liabilities of $2,354,000 and $2,663,000, respectively.

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

Two customers accounted for the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005
Customer A	45%	46%	42%	45%
Customer B	19%	23%	18%	22%

The Company’s largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005
Division 1	24%	23%	25%	24%
Division 2	21%	23%	17%	21%

The Company's top ten customers in the aggregate accounted for the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005
Top ten customers	85%	88%	85%	87%

At March 26, 2005 and September 24, 2005, the Company had receivables from two U.S. customers of approximately 41% and 28% and 40% and 29%, respectively, of U.S. gross receivables.

For the three months ended September 25, 2004, two suppliers, excluding purchases by Vita Health, provided approximately 25% of raw materials purchased. For the six months ended September 25, 2004, one supplier, excluding purchases by Vita Health, provided approximately 13% of raw materials purchased. No other supplier accounted for more than 10% of the Company’s purchases for three and six months ended September 25, 2004. For the three and six months ended September 24, 2005, no supplier, excluding purchases by Vita Health, provided more than 10% of the Company’s raw material purchases.

Sales of vitamins C and E, in the aggregate, accounted for approximately 14% and 13% of the Company’s gross sales for the three and six months ended September 25, 2004, respectively. During the current fiscal year the sales of Vitamin C and E, in the aggregate, did not account for more than 10% of the Company’s gross sales. The sales of Vitamin E declined substantially in the current fiscal year as a result of negative media coverage in the third quarter of fiscal 2005. No other products accounted for more than 10% of the Company’s gross sales.

If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, the Company's results of operations could be materially adversely affected.

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

13.	Business Segment Information

The Company operates in two business segments. One consists of the Company's U.S. Operations, Leiner U.S., and the other is the Company's Canadian operation, Vita Health. The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements (“VMS”) and OTC pharmaceuticals and distribute their products primarily through FDMC retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

Selected financial information for the Company's reportable segments for the three and six months ended September 25, 2004 and September 24, 2005 is as follows (in thousands):

	Leiner	Vita	Consolidated
	U.S.	Health	Totals
Three months ended September 25, 2004:
Net sales to external customers	$146,907	$18,136	$165,043
Intersegment sales	1,160	-	-
Depreciation and amortization, excluding deferred financing charges	2,674	626	3,300
Segment operating income	13,070	2,379	15,449
Interest expense, net (1)	7,646	391	8,037
Income tax expense	1,953	62	2,015
Segment assets	356,978	47,028	404,006
Additions to property, plant and equipment	3,597	296	3,893

Three months ended September 24, 2005:
Net sales to external customers	$154,599	$14,336	$168,935
Intersegment sales	919	33	-
Depreciation and amortization, excluding deferred financing charges	3,281	620	3,901
Segment operating income	5,138	504	5,642
Interest (income) expense, net (1)	9,315	(404)	8,911
Income tax expense (benefit)	(2,923)	1,087	(1,836)
Segment assets	349,838	47,216	397,054
Additions to property, plant and equipment	7,193	326	7,519

Six months ended September 25, 2004:
Net sales to external customers	$285,488	$35,558	$321,046
Intersegment sales	2,321	-	-
Depreciation and amortization, excluding deferred financing charges	5,447	1,232	6,679
Segment operating income (loss)	(58,975)	4,202	(54,773)
Interest expense, net (1)	15,372	1,081	16,453
Income tax expense (benefit)	(8,937)	122	(8,815)
Segment assets	356,978	47,028	404,006
Additions to property, plant and equipment	5,634	717	6,351

Six months ended September 24, 2005:
Net sales to external customers	$286,536	$27,986	$314,522
Intersegment sales	1,234	34	-
Depreciation and amortization, excluding deferred financing charges	6,633	1,323	7,956
Segment operating income	2,434	2,004	4,438
Interest (income) expense, net (1)	17,604	(64)	17,540
Income tax expense (benefit)	(8,420)	946	(7,474)
Segment assets	349,838	47,216	397,054
Additions to property, plant and equipment	12,494	431	12,925

(1)	Interest expense, net includes the amortization of deferred financing charges.

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):
	Three months ended				Six months ended
	September 25, 2004%		September 24, 2005%		September 25, 2004%		September 24, 2005%

VMS products	$101,461	62%	$109,680	65%	$188,828	59%	$196,790	62%
OTC products	51,887	31%	47,137	28%	102,702	32%	93,820	30%
Contract manufacturing services/Other	11,695	7%	12,118	7%	29,516	9%	23,912	8%
Total	$165,043	100%	$168,935	100%	$321,046	100%	$314,522	100%

14.	Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of the Notes, the Company’s U.S.-based subsidiaries guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors as of March 26, 2005 and September 24, 2005 and for the three and six months ended September 25, 2004 and September 24, 2005.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
(in thousands)

	March 26, 2005
ASSETS	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Current assets:
Cash and cash equivalents	$11,670	$5,281	$-	$16,951
Accounts receivable, net of allowances	71,518	8,732	-	80,250
Inventories	142,493	22,417	-	164,910
Income tax receivable	2,310	-	-	2,310
Prepaid expenses and other current assets	17,267	225	-	17,492
Total current assets	245,258	36,655	-	281,913
Intercompany receivable	42,240	-	(42,240)	-
Property, plant and equipment, net	55,540	10,014	-	65,554
Goodwill	49,224	3,093	-	52,317
Other noncurrent assets	17,014	-	-	17,014
Total assets	$409,276	$49,762	$(42,240)	$416,798

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$92,974	$8,665	$-	$101,639
Accrued compensation and benefits	8,024	1,610	-	9,634
Customer allowances payable	8,513	1,063	-	9,576
Accrued interest	9,024	69	-	9,093
Other accrued expenses	12,396	908	-	13,304
Current portion of long-term debt	4,453	1,083	-	5,536
Total current liabilities	135,384	13,398	-	148,782
Intercompany payable	-	42,240	(42,240)	-
Long-term debt	390,970	20	-	390,990
Total liabilities	526,354	55,658	(42,240)	539,772
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	469	-	-	469
Accumulated deficit	(117,547)	(8,810)	-	(126,357)
Accumulated other comprehensive income	-	2,914	-	2,914
Total shareholder's deficit	(117,078)	(5,896)	-	(122,974)
Total liabilities and shareholder's deficit	$409,276	$49,762	$(42,240)	$416,798

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
Unaudited
(in thousands)

	September 24, 2005
ASSETS	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Current assets:
Cash and cash equivalents	$1,088	$8,649	$-	$9,737
Accounts receivable, net of allowances	55,551	5,741	-	61,292
Inventories	136,595	18,301	-	154,896
Income tax receivable	10,677	-	-	10,677
Prepaid expenses and other current assets	16,031	1,803	-	17,834
Total current assets	219,942	34,494	-	254,436
Intercompany receivable	40,845	-	(40,845)	-
Property, plant and equipment, net	62,130	9,503	-	71,633
Goodwill	49,224	3,219	-	52,443
Other noncurrent assets	18,542	-	-	18,542
Total assets	$390,683	$47,216	$(40,845)	$397,054
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$69,741	$3,113	$-	$72,854
Accrued compensation and benefits	7,003	1,032	-	8,035
Customer allowances payable	8,854	1,036	-	9,890
Accrued interest	9,830	66	-	9,896
Other accrued expenses	11,860	4,532	-	16,392
Current portion of long-term debt	5,081	10	-	5,091
Total current liabilities	112,369	9,789	-	122,158
Intercompany payable	-	40,845	(40,845)	-
Long-term debt	401,976	16	-	401,992
Other noncurrent liabilities	156	-	-	156
Total liabilities	514,501	50,650	(40,845)	524,306
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	479	-	-	479
Accumulated deficit	(124,297)	(7,688)	-	(131,985)
Accumulated other comprehensive income	-	4,254	-	4,254
Total shareholder's deficit	(123,818)	(3,434)	-	(127,252)
Total liabilities and shareholder's deficit	$390,683	$47,216	$(40,845)	$397,054

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended September 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$148,067	$18,136	$(1,160)	$165,043
Cost of sales	109,191	13,370	(1,160)	121,401
Gross profit	38,876	4,766	-	43,642
Marketing, selling and distribution expenses	13,810	1,183	-	14,993
General and administrative expenses	8,291	1,203	-	9,494
Research and development expenses	1,148	-	-	1,148
Amortization of other intangibles	80	-	-	80
Recapitalization expenses	1,951	29	-	1,980
Other operating (income) expense	526	(28)	-	498
Operating income	13,070	2,379	-	15,449
Interest expense, net	7,646	391	-	8,037
Income before income taxes	5,424	1,988	-	7,412
Provision for income taxes	1,953	62	-	2,015
Net income	$3,471	$1,926	$-	$5,397

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended September 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$155,518	$14,369	$(952)	$168,935
Cost of sales	128,288	12,102	(952)	139,438
Gross profit	27,230	2,267	-	29,497
Marketing, selling and distribution expenses	13,205	1,046	-	14,251
General and administrative expenses	7,555	721	-	8,276
Research and development expenses	1,328	26	-	1,354
Amortization of other intangibles	10	-	-	10
Other operating income	(6)	(30)	-	(36)
Operating income	5,138	504	-	5,642
Interest expense, net	9,315	(404)	-	8,911
Income (loss) before income taxes	(4,177)	908	-	(3,269)
Provision for (benefit from) income taxes	(2,923)	1,087	-	(1,836)
Net loss	$(1,254)	$(179)	$-	$(1,433)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Six months ended September 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$287,809	$35,558	$(2,321)	$321,046
Cost of sales	212,173	26,676	(2,321)	236,528
Gross profit	75,636	8,882	-	84,518
Marketing, selling and distribution expenses	27,325	2,347	-	29,672
General and administrative expenses	16,476	2,268	-	18,744
Research and development expenses	2,431	-	-	2,431
Amortization of other intangibles	160	-	-	160
Recapitalization expenses	87,325	31	-	87,356
Other operating expense	894	34	-	928
Operating income (loss)	(58,975)	4,202	-	(54,773)
Interest expense, net	15,372	1,081	-	16,453
Income (loss) before income taxes	(74,347)	3,121	-	(71,226)
Provision for (benefit from) income taxes	(8,937)	122	-	(8,815)
Net income (loss)	(65,410)	2,999	-	(62,411)
Accretion on preferred stock	(39,211)	-	-	(39,211)
Net income (loss) attributable to common shareholder	$(104,621)	$2,999	$-	$(101,622)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Six months ended September 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated

Net sales	$287,770	$28,020	$(1,268)	$314,522
Cost of sales	241,491	22,499	(1,268)	262,722
Gross profit	46,279	5,521	-	51,800
Marketing, selling and distribution expenses	25,925	2,110	-	28,035
General and administrative expenses	14,822	1,435	-	16,257
Research and development expenses	2,412	33	-	2,445
Amortization of other intangibles	20	-	-	20
Other operating (income) expense	667	(62)	-	605
Operating income	2,433	2,005	-	4,438
Interest expense, net	17,604	(64)	-	17,540
Income (loss) before income taxes	(15,171)	2,069	-	(13,102)
Provision for (benefit from) income taxes	(8,420)	946	-	(7,474)
Net income (loss)	$(6,751)	$1,123	$-	$(5,628)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Six months ended September 25, 2004
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(65,410)	$2,999	$(62,411)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	4,624	1,232	5,856
Amortization	823	-	823
Amortization of deferred financing charges	4,113	417	4,530
Provision for doubtful accounts and allowances	2,047	-	2,047
Provision for excess and obsolete inventory	4,425	-	4,425
Deferred income taxes	2,408	-	2,408
(Gain) loss on disposal of assets	(51)	-	(51)
Translation adjustment	-	(1,439)	(1,439)
Changes in operating assets and liabilities:
Accounts receivable	5,836	(358)	5,478
Inventories	(28,773)	(4,053)	(32,826)
Income tax receivable	(11,378)	8	(11,370)
Accounts payable	(6,229)	2,360	(3,869)
Accrued compensation and benefits	(3,868)	517	(3,351)
Customer allowances payable	2,496	(34)	2,462
Accrued interest	8,130	(70)	8,060
Other accrued expenses	143	62	205
Other	(492)	(21)	(513)
Net cash provided by (used in) operating activities	(81,156)	1,620	(79,536)
Investing activities
Additions to property, plant and equipment	(5,634)	(717)	(6,351)
Decrease in other noncurrent assets	(651)	7	(644)
Net cash used in investing activities	(6,285)	(710)	(6,995)
Financing activities
Net borrowings under bank revolving credit facility	15,000	-	15,000
Borrowings under bank term credit facility	240,000	-	240,000
Payments under bank term credit facility	(140,508)	(19,280)	(159,788)
Issuance of senior subordinated debt	150,000	-	150,000
Increase in deferred financing charges	(15,343)	(392)	(15,735)
Capital contribution from parent	251,500	-	251,500
Repurchase and retirement of preferred stock	(92,194)	-	(92,194)
Repurchase and retirement of common stock and common equity rights	(329,304)	-	(329,304)
Net payments on other long-term debt	(1,351)	(57)	(1,408)
Net cash provided by (used in) financing activities	77,800	(19,729)	58,071
Intercompany	(13,294)	13,294	-
Effect of exchange rate changes	-	1,360	1,360
Net decrease in cash and cash equivalents	(22,935)	(4,165)	(27,100)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824
Cash and cash equivalents at end of period	$2,666	$4,058	$6,724

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)
	Six months ended September 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(6,751)	$1,123	$(5,628)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	6,151	1,323	7,474
Amortization	482	-	482
Amortization of deferred financing charges	896	-	896
Provision for doubtful accounts and allowances	3,543	-	3,543
Provision for excess and obsolete inventory	6,827	233	7,060
Deferred income taxes	-	(1,460)	(1,460)
(Gain) loss on disposal of assets	61	(20)	41
Stock option compensation expense	10	-	10
Translation adjustment	-	(1,341)	(1,341)
Changes in operating assets and liabilities:
Accounts receivable	12,424	3,199	15,623
Inventories	(929)	4,573	3,644
Income tax receivable	(8,367)	2,138	(6,229)
Accounts payable	(23,234)	(5,646)	(28,880)
Accrued compensation and benefits	(1,020)	(616)	(1,636)
Customer allowances payable	341	(67)	274
Accrued interest	805	(5)	800
Other accrued expenses	(535)	1,292	757
Other	1,236	(42)	1,194
Net cash provided by (used in) operating activities	(8,060)	4,684	(3,376)
Investing activities
Additions to property, plant and equipment	(7,217)	(431)	(7,648)
Decrease in other noncurrent assets	(2,361)	-	(2,361)
Net cash used in investing activities	(9,578)	(431)	(10,009)
Financing activities
Net borrowings under bank revolving credit facility	9,000	-	9,000
Payments under bank term credit facility	(1,200)	-	(1,200)
Increase in deferred financing charges	(752)	-	(752)
Net payments on other long-term debt	(1,443)	(1,069)	(2,512)
Net cash provided by (used in) financing activities	5,605	(1,069)	4,536
Intercompany	1,451	(1,451)	-
Effect of exchange rate changes	-	1,635	1,635
Net increase (decrease) in cash and cash equivalents	(10,582)	3,368	(7,214)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951
Cash and cash equivalents at end of period	$1,088	$8,649	$9,737

PART I	Item 1

Leiner Health Products Inc. Notes to Condensed Consolidated Financial Statements Unaudited (continued)

15.	Subsequent events

On September 9, 2005, the Company entered into an agreement to acquire substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”).

On September 26, 2005, the Company acquired these assets for a purchase price consisting of (i) approximately $23,000,000 in cash, subject to a net working capital adjustment (as defined in the Amended and Restated Asset Purchase and Sale Agreement), (ii) the assumption by the Company of certain related liabilities including trade payables related solely to the PFI Business. On September 26, 2005, the purchase price was funded in part by $13,000,000 capital contribution from the Company’s ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current stockholders. The balance of the purchase price was funded from the Company’s Revolving Facility. The transaction will be recorded in the third quarter of fiscal 2006. The Company is currently in the process of obtaining asset valuations and performing a purchase price allocation for the acquisition. Upon completion of the valuation of the assets acquired, the Company will file a Form 8-K/A with the Securities and Exchange Commission containing pro forma financial statements.

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

OVERVIEW

The following discussion explains material changes in the condensed consolidated financial condition and results of our operations for the three months ended September 24, 2005 (“second quarter of fiscal 2006”) and six months ended September 24, 2005, and the significant developments affecting our financial condition since March 26, 2005. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 26, 2005, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

Amendments to our New Credit Facility

In connection with our acquisition of certain over the counter (“OTC”) assets of Pharmaceutical Formulations, Inc. (“PFI”), which is discussed below and to provide us with operating flexibility, we obtained Amendment No. 1 and Acknowledgement (“Amendment”) from our senior lenders under the New Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”) for $23.0 million in cash as a Permitted Acquisition. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20.0 million, the equity sponsors have committed to contributing to us an additional $6.5 million in equity, and (d) the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the condensed consolidated balance sheet at September 24, 2005. The Amendment is effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility. For additional details, see “Covenant Restrictions” and “Credit Agreement EBITDA” below.

Acquisition

On September 9, 2005, we entered into an agreement to acquire substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”).

On September 26, 2005, we acquired these assets for a purchase price consisting of (i) $23.0 million in cash, subject to a net working capital adjustment (as defined in the Amended and Restated Asset Purchase and Sale Agreement), and (ii) the assumption by us of certain related liabilities including trade payables related solely to the PFI Business. On September 26, 2005, the purchase price was funded in part by $13.0 million capital contribution from our ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current stockholders. The balance of the purchase price was funded from our Revolving Facility. The transactions will be recorded in the third quarter of fiscal 2006. We are currently in the process of obtaining asset valuations and performing a purchase price allocation for the acquisition. Upon completion of the valuation of the assets acquired we will file a Form 8-K/A with the SEC containing pro forma financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Simultaneously with the initial sale of the 11% senior subordinated notes due 2012, we entered into a registration rights agreement under which we agreed to file a Registration Statement with the SEC and to complete an exchange offer. Under the exchange offer, which expired on October 27, 2004, 99.93% of the senior subordinated notes were tendered and exchanged for publicly registered notes with substantially identical terms.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the second quarter and six months ended September 25, 2004 and September 24, 2005.

	Percentage of Net Sales
	Three months ended		Six months ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.6	82.5	73.7	83.5
Gross profit	26.4	17.5	26.3	16.5
Marketing, selling and distribution expenses	9.1	8.4	9.2	8.9
General and administrative expenses	5.8	4.9	5.8	5.2
Research and development expenses	0.7	0.8	0.8	0.8
Amortization of other intangibles	0.1	-	0.1	-
Recapitalization expenses	1.2	-	27.2	-
Other operating expense	0.3	-	0.3	0.2
Operating income (loss)	9.4	3.4	(17.1)	1.4
Interest expense, net	4.9	5.3	5.1	5.6
Income (loss) before income taxes	4.5	(1.9)	(22.2)	(4.2)
Provision for (benefit from) income taxes	1.2	(1.1)	(2.7)	(2.4)
Net income (loss)	3.3	(0.8)	(19.5)	(1.8)
Accretion on preferred stock	-	-	(12.2)	-
Net income (loss) attributable to common shareholder	3.3%	(0.8)%	(31.7)%	(1.8)%

Net Sales were $168.9 million in the second quarter of fiscal 2006, an increase of $3.9 million, or 2.4%, from $165.0 million in the second quarter of fiscal 2005. The increase in net sales for the quarter resulted primarily from an increase in sales of our joint care products offset by the continued impact of negative media on Vitamin E, the adjustments of inventory levels by retailers and a soft retail market in Canada. For the first six months of fiscal 2006, net sales totaled $314.5 million, a decrease of $6.5 million or 2.0%, compared to $321.0 million in the first half of fiscal 2005. The decrease in net sales for the six months of fiscal 2006 is attributable to the product landscape changes within our vitamins, minerals and nutritional supplements (“VMS”) category, establishment of a reserve for customer returns related to certain branded products in the first quarter of fiscal 2006, the adjustments of inventory levels by retailers and a continued soft retail market in Canada. In addition, our sales for the second quarter and six months ended September 24, 2005 were impacted by $0.9 million of reserves established for returns of certain products in the second quarter of fiscal 2006. Our product mix is continuing to move away from higher margin Vitamin E and Naproxen and into an increased share of lower margin natural, store brand, joint care products.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

U.S. net sales were $154.6 million in the second quarter of fiscal 2006, an increase of $7.7 million, or 5.2% from $146.9 million in the second quarter of fiscal 2005. The increase in sales in the U.S. for the second quarter of fiscal 2006 was primarily the result of the product mix changes mentioned above. Net sales attributable to our Canadian operations were $14.3 million in the second quarter of fiscal 2006, a decrease of $3.8 million or 21.0%, from $18.1 million in the same period of fiscal 2005. The Canadian year to year decrease for the second quarter of fiscal 2006 was primarily the result of a soft retail market and lower demand for multivitamins and analgesics products from its major customers. For the six months of fiscal 2006, U.S. and Canadian net sales totaled $286.5 million and $28.0 million, respectively, representing an increase in the U.S. of $1.0 million or 0.4%, and a decrease in Canada of $7.6 million or 21.3% compared to the first half of fiscal 2005. These six month results were due to the factors discussed above in relation to the six months ended September 24, 2005.

Regarding our three principal product categories:

•
VMS product net sales were $109.7 million in the second quarter of fiscal 2006, an increase of $8.2 million, or 8.1%, from $101.5 million in the second quarter of fiscal 2005. The increase in VMS net sales in the second quarter of fiscal 2006 were primarily due to an increase in our joint care product sales offset by the continued impact of negative media on vitamin E, the adjustment of inventory levels by retailers and a continued soft retail market in Canada. During the six months ended September 24, 2005, VMS net sales were $196.8 million, an increase of $8.0 million or 4.2%, from $188.8 million for the six months ended September 25, 2004. The increase in VMS net sales for the six months ended September 24, 2005 resulted primarily from an increase in joint care product sales offset by the continued impact of negative media on Vitamin E, the adjustments of inventory levels by retailers, the establishment of a reserve for customer returns related to certain branded products in the first quarter of fiscal 2006 and a continued soft retail market in Canada. We expect our Vitamin E sales to continue to decline and sales of joint care products to continue to increase in the second half of fiscal 2006. Excluding the impact of a $4.7 million reserve established for customer returns in the first quarter of fiscal 2006, VMS sales for the six months increased by 6.7% compared to the same period in the prior year.

•
Over-the-counter (“OTC”) product net sales were $47.1 million in the second quarter of fiscal 2006, a decrease of $4.8 million, or 9.2%, from $51.9 million in the second quarter of fiscal 2005. During the six months ended September 24, 2005, OTC product sales were $93.8 million, a decrease of $8.9 million or 8.6% compared to the same period in the prior year. The decrease was primarily attributable to price adjustments in our Loratidine products. The sales of our OTC products were also impacted by $0.9 million of a reserve established for returns of certain products.

•
Contract manufacturing services net sales were $12.1 million in the second quarter of fiscal 2006, an increase of $0.4 million or 3.6% from $11.7 million in the second quarter of fiscal 2005. The increase was primarily due to higher sales by our key contract manufacturing customer. During the six months ended September 24, 2005, contract services net sales were $23.9 million, a decrease of $5.6 million or 19.0% compared to the same period in prior year. The decrease was primarily due to a decline in new product sales in the first quarter of fiscal 2006 by our key contract manufacturing customer

Cost of sales were $139.4 million, or 82.5% of net sales, in the second quarter of fiscal 2006, an increase of $18.0 million, or 14.9%, from $121.4 million, or 73.6% of net sales, in the second quarter of fiscal 2005. During the six months ended September 24, 2005, cost of sales were $262.7 million, or 83.5% of net sales, an increase of $26.2 million or 11.1%, from $236.5 million or 73.7% of net sales compared to the same period in prior year. The increase in cost of sales as a percentage of net sales in the second quarter and six months ended September 24, 2005, is principally due to the decline in sales of Naproxen and Vitamin E products, which have an above average margin, the building of market share in other key product categories with lower near-term margins, establishment of a reserve to reduce the carrying value of certain branded products in the first quarter of fiscal 2006, decreased plant volumes related to an inventory reduction initiative and higher raw material costs that have adversely affected the joint care category. In addition, in response to certain product returns, our cost of sales in the second quarter and six months ended September 24, 2005 were impacted by a $1.3 million reserve established to reduce the carrying value of certain products We expect continued pressure on margins during the second half of fiscal 2006 as those factors continue with the additional effect of changing product mix.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $22.5 million, or 13.3% of net sales, in the second quarter of fiscal 2006, a decrease of $2.0 million, or 8.0%, from $24.5 million, or 14.8% of net sales, in the same period in the prior year. For the six months of fiscal 2006, SG&A were $44.3 million, or 14.1% of net sales, a decrease of $4.1 million or 8.5%, from $48.4 million, or 15.1% of net sales in the same period in the prior year. The decrease in SG&A in the second quarter and for the first six months of fiscal 2006 was primarily driven by lower compensation and relocation expense compared to the same period in the prior year.

Research and development expenses (“R&D”) were $1.4 million in the second quarter of fiscal 2006, an increase of $0.2 million compared to the same period in the prior year. The increase was primarily attributable to higher product testing activities during the second quarter of fiscal 2006 compared to the same period in prior year. During the six months ended September 24, 2005, R&D expenses at $2.4 million were in line with the prior year.

Amortization of other intangibles in the second quarter and the first six months of fiscal 2006 were lower by $0.1 million compared to the same period in the prior year due primarily to a lower remaining carrying amount of other intangible assets in the first two quarters of fiscal 2006.

The recapitalization expenses (including the second quarter correction of $1.2 million reported in our Annual Report on Form 10-K, on file with the SEC) of $2.0 million and $87.4 million in the second quarter and for the first six months of fiscal 2005, respectively, consist primarily of expenses incurred related to the completion of legal and regulatory requirements in connection with the Recapitalization. The Recapitalization expense consists primarily of compensation expenses related to the in-the-money value of stock options and other equity rights issued to certain management personnel of $54.3 million, management bonuses of $1.0 million, and expenses incurred in connection with our capital raising activities of $32.1 million.

Other operating expenses were lower by $0.5 million in the second quarter of fiscal 2006 compared to the same period in the prior year. The prior year other operating expenses included the management fees and related expenses of $0.7 million offset by the receipt of $0.1 million from the settlement of a supplier dispute. For the first six months of fiscal 2006, other operating expenses were $0.6 million, a decrease of $0.3 million from $0.9 million in the same period in the prior year. The prior year other operating expense included the management fees and related expenses of $1.8 million offset by the receipt of $0.8 million from the settlement of a supplier dispute. The other operating expense for three and six months ended September 24, 2005 included professional fees incurred primarily in connection with the Amendment.

In the second quarter of fiscal 2006, net interest expense of $8.9 million represents an increase of $0.9 million from the second quarter of fiscal 2005 due primarily to an increase in the average interest rate charged on the average outstanding indebtedness. Net interest expense increased by $1.1 million during the six months ended September 24, 2005 to $17.6 million, compared to $16.5 million for the six months ended September 25, 2004. The increase in the six months ended September 24, 2005 was primarily due to an increase in the average interest rate charged on the average outstanding indebtedness, and the annualized impact of the increase in our average outstanding indebtedness. The prior year interest expense for the first six months of fiscal 2005 included the expense related to the accelerated amortization in the first quarter of fiscal 2005 of deferred financing charges related to our old credit facility that was repaid in connection with the fiscal 2005 Recapitalization.

We recorded an income tax benefit of $1.8 million or a 56.1% effective tax rate for the three months ended September 24, 2005, compared to a provision of $2.0 million or 27.2% tax rate for the three months ended September 25, 2004. During the first six months ended September 24, 2005 we recorded an income tax benefit of $7.5 million or a 57.0% effective tax rate compared to a benefit of $8.8 million or 12.4% tax rate for the six months ended September 25, 2004. The effective tax rate for the three and six months ended September 24, 2005 is substantially different from the effective rate for the three and six months ended September 25, 2004 primarily due to the recognition of imputed interest income for tax purposes on the outstanding inter-company balance in the U.S. whereas we are unable to deduct the interest in Canada, the release of a significant portion of the Canadian valuation allowance during the six months ended September 24, 2005 based on current and forecasted future earnings in Canada and certain non deductible recapitalization expense incurred by us in May 2004, which impacted the effective tax rate for the six months ended September 25, 2004. The federal and state tax benefit of our first and second quarter loss is expected to be realized during the current year against forecasted domestic operations for the year.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Primarily as a result of factors discussed above, a net loss of $1.4 million was recorded in the second quarter of fiscal 2006 compared to net income of $5.4 million in the second quarter of fiscal 2005. For the six months ended September 24, 2005, we recorded a net loss of approximately $5.6 million versus a net loss of $62.4 million in the same period in the prior year. The prior year net loss included the recapitalization expense of $87.4 million and the related tax impact of $14.5 million.

Credit Agreement EBITDA was $22.2 million and $31.4 million in the second quarter and six months ended September 24, 2005, respectively, as compared to the Credit Agreement EBITDA of $21.4 million and $41.0 million for the second quarter and six months ended September 25, 2004, respectively. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “Covenant Restrictions” and “Credit Agreement EBITDA” below.

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

As of September 24, 2005, we had outstanding debt of an aggregate amount of $407.1 million, consisting primarily of $237.6 million in principal amount under Term Facility, $9.0 million under Revolving Facility (including $4.0 million under Swingline loan), $150.0 million of Notes and an aggregate amount of $10.5 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $237.6 million in term loan outstanding as of September 24, 2005 under the New Credit Facility by May 27, 2011 with scheduled principal payments of $1.2 million in the remaining six months of fiscal 2006, $3.0 million in fiscal 2007, $1.8 million in fiscal 2008, $2.4 million in each of fiscal 2009 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the New Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

On September 23, 2005, we obtained Amendment No. 1 and Acknowledgement (“Amendment”) from our senior lenders under the New Credit Facility. The Amendment acknowledges the acquisition of the PFI Business for approximately $23.0 million in cash as a Permitted Acquisition. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a new financial covenant of minimum liquidity (as defined) of not less than $20.0 million, and (d) the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the condensed consolidated balance sheet at September 24, 2005. The Amendment is effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility. For additional details see “Covenant Restrictions” and “Credit Agreement EBITDA” below.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowings under the New Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.5% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be plus an “applicable margin.” The amended “applicable margin” is based on our debt rating and leverage ratio. As of September 24, 2005, our average interest rates were 6.91% under the New Credit Facility. In addition to specified agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the revolving credit facility. The Notes bear interest at a rate of 11% per annum.

The Amendment, among other things, requires us to maintain a minimum liquidity amount of not less than $20.0 million as of the last day of any fiscal month. At September 24, 2005, we had $30.7 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $10.3 million as of September 24, 2005. These letters of credit are used as security against our lease obligations and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014.

In the event the net revolver availability plus the cash balance falls below $20.0 million, the equity sponsors have committed to contributing to us an additional $6.5 million in equity.

Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our Revolving Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in the Amendment will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.

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

Covenant Restrictions

The New Credit Facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the Notes, and it requires us to satisfy financial condition tests and to maintain specified financial ratios, such as a minimum liquidity, maximum total leverage ratio, minimum interest coverage ratio and limitation on capital expenditures. In addition, the New Credit Facility prohibits us from declaring or paying any dividends and from making any payments with respect to the Notes if we fail to perform our obligations under, or fail to meet the conditions of, the New Credit Facility or if such payment creates a default under the New Credit Facility.

The indenture governing the Notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make other specified restricted payments and enter into some transactions with affiliates; (2) imposes specific restrictions on the ability of some of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the Notes, the New Credit Facility and Amendment also contains various covenants that limit our discretion in operating our businesses.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Upon the consummation of the PFI Acquisition, the financial covenants in the Amendment specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:

Test Period	Consolidated Indebtedness to Credit Agreement EBITDA (1) Leverage Ratio
September 24, 2005 – March 25, 2006	5.85 to 1.00
June 24, 2006 – December 23, 2006	5.65 to 1.00
March 31, 2007 – June 30, 2007	5.50 to 1.00
September 29, 2007 – December 29, 2007	5.00 to 1.00
March 29, 2008 – June 28, 2008	4.50 to 1.00
September 27, 2008 – December 27, 2008	4.00 to 1.00
March 28, 2009 and thereafter	3.75 to 1.00

Credit Agreement EBITDA (1) to Consolidated Interest Expense Ratio
September 24, 2005 – March 31, 2007	1.85 to 1.00
June 30, 2007 – September 29, 2007	2.00 to 1.00
December 29, 2007 – September 27, 2008	2.25 to 1.00
December 27, 2008	2.50 to 1.00
March 28, 2009 and thereafter	2.75 to 1.00

Note:
(1) See “Credit Agreement EBITDA” for more information regarding this term.

We are in compliance with all such financial covenants as of September 24, 2005. Our ability to comply in future periods with the financial covenants in the Amendment will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The New Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

Credit Agreement EBITDA

The table below sets forth EBITDA as defined in our Amendment, which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our Amendment. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA differs from the term “EBITDA” (earnings before interest expense, income tax expense, and depreciation and amortization) as it is commonly used. Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, depreciation and amortization, income tax expense, expenses incurred in connection with the recapitalization, aggregate amount of all other non-cash items (including non-cash compensation charges), proceeds from business interruption insurance, management fees, expenses related to any permitted acquisition (other than the PFI Acquisition), fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, any non-cash charges outside the normal course of business that result in an accrual of a reserve for cash charges in any future period, expenses incurred or accrued representing joint care customer in-stock investments, inventory reduction impact and other expenses, expenses incurred in connection with any restructuring, expenses incurred in connection with the employment of professionals to assist restructuring, integration of the PFI Business and the Amendment, non-capitalized transition and integration expenses incurred in connection with the PFI Acquisition, any non-cash charges that result from final accounting adjustments associated with the PFI Acquisition, expenses incurred in connection with operating facilities to provide adequate inventory and to ensure continuous supplies to customers of the PFI Business. In addition, Credit Agreement EBITDA also adjusts net income by all non-cash items increasing consolidated net income (other than accrual of revenue or recording of receivables in the ordinary course of the business) and the reversal of any reserve or the payment of any amount that was reserved. The New Credit Facility also provides for adjustments to consolidated net income including, among other things, for asset write-downs. The Amendment requires us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended		Six months ended
	September 25, 2004	September 24, 2005	September 25, 2004	September 24, 2005
Net income (loss)	$5,397	$(1,433)	$(62,411)	$(5,628)
Provision for (benefit from) income taxes	2,015	(1,836)	(8,815)	(7,474)
Interest expense, net	8,037	8,911	16,453	17,540
Depreciation and amortization	3,300	3,901	6,679	7,956
Recapitalization expenses (1)	1,980	-	87,356	-
Asset write-down (2)	-	-	-	5,659
Non-cash stock compensation expense (3)	-	5	-	10
Expenses related to permitted acquisition (4)	-	301	-	323
Expenses related to joint care and other products (5)	-	12,400	-	12,400
Management fees (6)	658	(68)	1,776	604
Credit Agreement EBITDA (7)	$21,387	$22,181	$41,038	$31,390

(1)
Represents consulting, transaction, legal and accounting fees associated with the May 2004 Recapitalization in fiscal 2005. These fees were included as a separate item in the condensed statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(2)
Represents the establishment of a reserve for anticipated customer returns and the reduction of the carrying value of inventory related to certain branded products in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows at September 24, 2005.

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

(5)
Represents add back of expense incurred in connection with the joint care customer in-stock investments, inventory reduction impact and other expenses as stipulated in the Amendment. These expenses resulted in a reduction to gross profit in the condensed consolidated statement of operations for current and prior periods.

(6)	Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.
(7)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in our Amendment described under “Credit Agreement EBITDA.”

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sources and Uses of Cash

Net cash used in operating activities totaled $79.5 million and $3.4 million in the first six months of fiscal 2005 and fiscal 2006, respectively. The increase in the first six months of fiscal 2006 was primarily the result of the Recapitalization in the first quarter of fiscal 2005.

Net cash used in investing activities totaled $7.0 million and $10.0 million in the first six months of fiscal 2005 and fiscal 2006, respectively. The increase was primarily related to an increase in capital expenditures, the deposit and the acquisition costs related to the purchase of substantially all of the assets of the PFI Business in the first six months of fiscal 2006 as compared to the second quarter of fiscal 2005.

Net cash provided by financing activities was $58.1 million and $4.5 million in the first six months of fiscal 2005 and fiscal 2006, respectively. Net cash provided in the first six months of fiscal 2005 represents primarily the financing transactions and related indebtedness incurred in connection with the Recapitalization offset by repayments of pre-existing indebtedness and an increase in deferred financing charges of $15.7 million primarily related to the New Credit Facility and Notes. Net cash provided in the first six months of fiscal 2006 represents primarily the borrowings from our Revolving Facility offset by payments on our Term Facility and other long-term debt and increase in deferred financing charges of $0.8 million primarily related to the Amendment.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of September 24, 2005 (in thousands):

		Payments Due by Period
Contractual obligations	Total	Less than 1 year		1 to 2 years	2 to 3 years	3 to 4 years	4 to 5 years	After 5 years

New Term B Loan	$237,600	$2,400		$3,000	$1,800	$2,400	$2,400	$225,600
Revolving Credit Facility	9,000	-		-	-	-	9,000	-
Senior Subordinated Notes	150,000	-		-	-	-	-	150,000
Industrial Development Revenue Bond	4,100	500		500	500	500	500	1,600
Capitalized leases	6,383	1,290		1,627	1,373	1,460	633	-
Operating lease obligations	57,915	4,163	*	7,861	7,460	7,204	7,179	24,048
Transition services agreement	2,250	2,250	**	-	-	-	-	-
Total	$467,248	$10,603		$12,988	$11,133	$11,564	$19,712	$401,248

* Represents six months of obligations in fiscal year 2006.
** Represents Transition Services with PFI. See “Acquisition” for more details.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities. On April 1, 2002, we adopted SFAS 142 and we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill is subject to an impairment test in the fourth quarter of each year. The test for impairment requires us to make several estimates about the fair value of the acquired assets, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing was performed in the fourth quarter of fiscal 2005 and resulted in no impairment charges for fiscal 2005.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

There have been no significant changes in our critical accounting policies or estimates during the second quarter ended September 24, 2005.

Forward-looking Statements

This report contains “forward-looking statements” that are subject to risks and uncertainties. These statements often include words such as “may,”“will,”“should,”“expect,”“plan,”“anticipate,”“believe,”“estimate,”“predict,”“potential” or “continue,” the negative of such terms or similar expressions. These statements are only predictions. In addition to risks and uncertainties noted in this report, there are risks and uncertainties that could cause our actual operating results to differ materially from those anticipated by some of the statements made. Such risks and uncertainties include: (i) slow or negative growth in the vitamin, mineral, supplement or over-the-counter pharmaceutical industry; (ii) adverse publicity regarding the consumption of vitamins, minerals, supplements or over-the-counter pharmaceuticals; (iii) increased competition; (iv) increased costs; (v) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (vi) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (vii) our inability to gain and/or hold market share with our customers; (viii) exposure to and expenses of defending and resolving product liability claims and other litigation; (ix) our ability to successfully implement our business strategy; (x) our inability to manage our operations efficiently; (xi) consumer acceptance of our products; (xii) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators; (xiii) the mix of our products and the profit margins thereon; and (xiv) the availability and pricing of raw materials. We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described above and in Item 1 “Business - Risk Factors” in our Annual Report on Form 10-K on file with the SEC. Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our variable rate debt facilities. Our New Credit Facility is variable rate debt. On September 24, 2005, our total debt was $407.1 million, of which $250.7 million is variable rate debt and $156.4 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at September 24, 2005, would be approximately $34.2 million. A one percent increase in variable interest rates would increase our total annual interest expense by $2.5 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.

There have been no material changes in our market risk during the second quarter ended September 24, 2005. For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on page 36 of our Annual Report on Form 10-K on file with the SEC.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 15d-15 under the Exchange Act as of September 24, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Remediation of Weakness in Internal Control over Financial Reporting

As discussed in more detail in our first quarter Form 10-Q, as of June 25, 2005, we did not maintain appropriate control over the estimation process for timely identifying and recording of reserves for anticipated product returns related to certain branded products due to lack of integration among the accounting reserve systems and the systems used in evaluating POS movement data and retailer inventory positions.

Subsequent to June 25, 2005, we have implemented, among other things, the specific measures described below to remediate the material weakness described above.

The Senior Vice President of Finance now routinely receives and reviews a report containing monthly new product sales by class, the gross margin realized on those product sales, and the gross margin percent for those products. This report is further analyzed to determine the new branded product sales and a special attention is given in respect to potential returns. The Senior Vice President of Finance follows up on all branded product sales with the appropriate account manager to determine the current status of the product sales at the customer POS level.

The Senior Vice President of Finance also receives and reviews the weekly POS and inventory report. The report is analyzed for current inventory levels of branded products at the customer level, the sales of branded products and the number of week’s sales that currently exist in retailer’s inventory. Any unusual fluctuations are reviewed with the appropriate account manager for the customer and the products involved.

The Senior Vice President of Finance or his designated employee attends the weekly sales and operations meetings held to discuss the current sales status by each major customer, launch of all new products and to follow up on any newly launched products and their current performance level.

In addition, increased focus has been placed on involvement of Finance in setting initial sales targets for new products and agreed upon hurdle rates for the sale of these new products at the customer POS level.

Changes in Internal Controls

Other than as discussed in the preceding paragraphs there have been no material changes in our internal control over financial reporting during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	Other Information

Item 1. Legal Proceedings

There are currently seven pending individual product liability complaints filed against us and/or our customers alleging damages associated with the ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and August 27, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas, Michigan and Louisiana. The complaints include allegations such as subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised its opinion regarding PPA in November 2000. Two of the seven PPA claims involve products that were neither manufactured nor distributed by us.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information
None

Item 6. Exhibits

2.3	Amended and Restated Asset Purchase and Sale Agreement, dated as of September 9, 2005, among Leiner Health Products, L.L.C. and Pharmaceutical Formulations, Inc.
10.11	Amendment No. 1 and Acknowledgement dated September 23, 2005 to the Credit Agreement dated May 27, 2004 between the Leiner Health Products Inc. and the senior lenders.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leiner Health Products Inc.

Date: November 8, 2005	By:	/s/ Robert K. Reynolds
Robert K. Reynolds
Executive Vice President and Chief Financial Officer