Form 10-Q
period 2005-12-24
LEINER HEALTH PRODUCTS INC
filed 2006-02-07
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 24, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-118532

LEINER HEALTH PRODUCTS INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3431709 (I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California (Address of principal executive offices)	90745 (Zip Code)

(310) 835-8400 Registrant’s telephone number, including area code

N/A (Former name, or former address, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. YES ☒* NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 par value, 1,000 shares outstanding as of December 24, 2005

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.
Report on Form 10-Q
For the Quarter ended December 24, 2005

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

ASSETS	March 26, 2005	December 24, 2005
		Unaudited
Current assets:
Cash and cash equivalents	$16,951	$7,299
Accounts receivable, net of allowances of $3,113 and $4,994 at March 26, 2005 and December 24, 2005, respectively	80,250	85,898
Inventories	164,910	159,120
Income tax receivable	2,310	8,274
Prepaid expenses and other current assets	17,492	18,229
Total current assets	281,913	278,820
Property, plant and equipment, net	65,554	80,187
Goodwill	52,317	54,507
Other noncurrent assets	17,014	16,891
Total assets	$416,798	$430,405

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$101,639	$83,524
Accrued compensation and benefits	9,634	8,218
Customer allowances payable	9,576	13,286
Accrued interest	9,093	6,597
Other accrued expenses	13,304	16,786
Current portion of long-term debt	5,536	4,787
Total current liabilities	148,782	133,198
Long-term debt	390,990	411,559
Other noncurrent liabilities	-	156
Total liabilities	539,772	544,913
Commitments and contingencies
Shareholder's deficit:
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 issued and outstanding at March 26, 2005 and December 24, 2005	-	-
Capital in excess of par value	469	13,484
Accumulated deficit	(126,357)	(130,488)
Accumulated other comprehensive income	2,914	2,496
Total shareholder's deficit	(122,974)	(114,508)
Total liabilities and shareholder's deficit	$416,798	$430,405

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Operations
Unaudited
(in thousands)

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net sales	$189,303	$181,243	$510,349	$495,765
Cost of sales	143,628	139,282	380,156	402,004

Gross profit	45,675	41,961	130,193	93,761
Marketing, selling and distribution expenses	14,198	15,355	43,870	43,390
General and administrative expenses	8,080	9,334	26,824	25,591
Research and development expenses	1,550	855	3,981	3,299
Amortization of other intangibles	80	10	240	29
Restructuring charges	-	1,305	-	1,305
Recapitalization expenses	607	-	87,963	-
Other operating expense	726	434	1,654	1,041
Operating income (loss)	20,434	14,668	(34,339)	19,106
Interest expense, net	7,970	9,645	24,423	27,186
Income (loss) before income taxes	12,464	5,023	(58,762)	(8,080)
Provision for (benefit from) income taxes	4,331	3,526	(4,484)	(3,949)
Net income (loss)	8,133	1,497	(54,278)	(4,131)
Accretion on preferred stock	-	-	(39,211)	-
Net income (loss) attributable to common shareholder	$8,133	$1,497	$(93,489)	$(4,131)

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Nine months ended
	December 25, 2004	December 24, 2005
Operating activities
Net loss	$(54,278)	$(4,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,752	11,019
Amortization	1,457	643
Amortization of deferred financing charges	4,992	1,381
Provision for doubtful accounts and allowances	3,457	5,311
Provision for excess and obsolete inventory	6,262	10,566
Deferred income taxes	1,808	(1,481)
Loss (gain) on disposal of assets	(52)	48
Stock option compensation expense	-	15
Translation adjustment	(2,419)	418
Changes in operating assets and liabilities:
Accounts receivable	(15,476)	(2,893)
Inventories	(24,502)	4,068
Income tax receivable	(6,319)	(2,735)
Accounts payable	3,788	(23,217)
Accrued compensation and benefits	(3,678)	(1,477)
Customer allowances payable	3,355	3,667
Accrued interest	3,820	(2,499)
Other accrued expenses	(119)	99
Other	(927)	806
Net cash used in operating activities	(70,079)	(392)

Investing activities
Additions to property, plant and equipment	(8,847)	(8,937)
Acquisition of business	-	(24,318)
Proceeds from sale of fixed assets	-	625
Increase in other noncurrent assets	(1,148)	(1,386)
Net cash used in investing activities	(9,995)	(34,016)

Financing activities
Net borrowings under bank revolving credit facility	10,000	19,500
Borrowings under bank term credit facility	240,000	-
Payments under bank term credit facility	(600)	(1,800)
Payments under old credit facility	(161,330)	-
Issuance of senior subordinated debt	150,000	-
Increase in deferred financing charges	(15,748)	(760)
Capital contribution from parent	251,500	13,000
Repurchase and retirement of preferred stock	(92,194)	-
Repurchase and retirement of common stock and common equity rights	(328,844)	-
Net payments on other long-term debt	(2,335)	(3,231)
Net cash provided by financing activities	50,449	26,709
Effect of exchange rate changes	3,327	(1,953)
Net decrease in cash and cash equivalents	(26,298)	(9,652)
Cash and cash equivalents at beginning of period	33,824	16,951
Cash and cash equivalents at end of period	$7,526	$7,299

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

1.	Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements include the accounts of operating subsidiaries of Leiner Health Products Inc. (“Leiner” or the “Company”), which are Leiner Health Products, LLC, Leiner Health Services Corp. and Vita Health Products Inc. (“Vita Health”). Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature, except for adjustments recorded in connection with the Recapitalization as discussed in Note 5. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 26, 2005, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”) file number 333-118532. Operating results for the three and nine months ended December 24, 2005 are not necessarily indicative of the results that may be expected for the year ending March 25, 2006 or any other future periods.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements contain the accounts of the Company and its operating and non-operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

Effective fiscal 2003, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The three months ended December 25, 2004 and December 24, 2005 were each comprised of 13 weeks. The nine months ended December 25, 2004 and December 24, 2005 were each comprised of 39 weeks.

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

Revenue Recognition

Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which is generally upon receipt of products by the customer. Provisions are made at the time of sale for estimated returns and allowances. For certain branded products the Company evaluates point of sale (“POS”) movement data, sales of branded items into warehouse clubs and retailer inventory positions to determine additional reserves for returns. Consideration paid by the Company to its customers, such as product placement fees and cooperative advertising, is classified as a reduction in revenue recorded at the time of sale.

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

Property, Plant and Equipment

Property, plant and equipment (including assets recorded under capital leases) are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method, at rates designed to distribute the cost of assets over their estimated service lives or, for leasehold improvements, the shorter of their estimated service lives or their remaining lease terms. Amortization of assets recorded under capital leases is included in depreciation expense. Repairs and maintenance costs are expensed as incurred. Certain web site development costs are capitalized in accordance with EITF 00-2, Accounting for website development cost.

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

Deferred market development costs

In fiscal 2003, the Company entered into a fifteen-year contract to distribute products developed by a pharmaceutical company. The Company paid fees for exclusivity rights and such payments were recorded as a deferred asset. Once the product receives regulatory approval, the deferred amounts will be amortized over the expected product life cycle. On an ongoing basis, the Company reviews the balance remaining in the deferred asset account for impairment. As of December 24, 2005, there was no indication of impairment. At March 26, 2005 and December 24, 2005, the balance of the deferred asset related to this contract was approximately $2,346,000 and $2,770,000, respectively. As of December 24, 2005, the Company did not receive any products to market.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The Company also entered into contracts for supply and distribution of over-the-counter (“OTC”) products developed by certain pharmaceutical companies. The payments to these pharmaceutical companies are recorded as deferred assets. Amortization of the deferred assets is calculated using the straight line method over the terms of the agreements or as related sales are recognized. The Company also reviews for impairment of deferred assets whenever events or changes in circumstances indicate that the unamortized amount of an asset may not be recoverable. As of December 24, 2005, based on the management review there was no indication of impairment. At March 26, 2005 and December 24, 2005, the Company had an unamortized balance of approximately $1,044,000 and $650,000, respectively, classified under other non-current assets in the accompanying condensed consolidated balance sheet. In addition, the Company pays a certain percentage of contractually calculated net profit as royalties to these companies and they are expensed as related sales are recognized.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the quarter-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the quarter. Translation gains and losses are recorded in shareholder’s deficit, and realized gains and losses are reflected in results of operations. Translation gains (losses) were $980,000 and ($1,759,000) for the three months ended December 25, 2004 and December 24, 2005, respectively, and $2,419,000 and ($418,000) for the nine months ended December 25, 2004 and December 24, 2005, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation using the accounting and disclosure requirements of SFAS No. 123R, Share-Based Payments, ("SFAS 123R"). SFAS 123R was adopted in the fourth quarter of fiscal 2005 using the Modified Prospective Application Method. The Company did not grant any options under the 2004 Option Plan or sell any shares under the Stock Plan during the three and nine months ended December 25, 2004 or December 24, 2005.

Shipping and Handling Fees and Costs

The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying condensed consolidated statements of operations. Shipping and handling expenses for the three months ended December 25, 2004 and December 24, 2005, were $4,909,000 and $4,563,000, respectively, and for the nine months ended December 25, 2004 and December 24, 2005, were $13,575,000 and $12,251,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the three months ended December 25, 2004 and December 24, 2005 were $105,000 and $29,000, respectively, and for the nine months ended December 25, 2004 and December 24, 2005 were $1,198,000 and $190,000, respectively.

Comprehensive Income (Loss)

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s deficit. The comprehensive income (loss) is as follows (in thousands):

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net income (loss)	$8,133	$1,497	$(54,278)	$(4,131)
Foreign currency translation adjustment	980	(1,759)	2,419	(418)
Comprehensive income (loss)	$9,113	$(262)	$(51,859)	$(4,549)

Reclassifications

Certain reclassifications have been made to the fiscal 2005 unaudited condensed consolidated financial statements to conform to the fiscal 2006 presentation.

3.	Acquisition

On September 9, 2005, the Company entered into an agreement to acquire substantially all of the assets of Pharmaceutical Formulations Inc. (“PFI”), a manufacturer of private label OTC products in the United States, related to its OTC pharmaceutical business (the “Acquisition”), except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”). The Acquisition is expected to broaden the Company’s existing customer base, expand its OTC product offerings, and increase its manufacturing scale.

On September 26, 2005, the Company acquired these assets for a purchase price consisting of (i) approximately $22,862,000 in cash, subject to a net working capital adjustment (as defined in the Amended and Restated Asset Purchase and Sale Agreement), (ii) the assumption by the Company of certain related liabilities, including trade payables related solely to the PFI Business. The purchase price was funded, in part, by a $13,000,000 capital contribution from the Company’s ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current stockholders (see Note 8. Preferred Stock). The balance of the purchase price was funded from the Company’s Revolving Credit Facility.

The Components of the purchase price and the preliminary allocation are as follows (in thousands):

Consideration and acquisition costs:
Cash paid to PFI	$22,862
Acquisition costs	1,456
$24,318
Allocation of purchase price:
Current assets	$15,893
Property, plant and equipment	11,282
Goodwill	2,052
Other liabilities assumed	(4,909)
$24,318

As indicated above, some allocations are based on preliminary estimates that are still being finalized. In addition, certain adjustments to the final purchase price are currently being negotiated with PFI. While the ultimate resolution of these matters may result in adjustments to the purchase price allocation, management believes that such amounts will not be materially different from those reflected above.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal 2005 and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net sales	$205,564	$181,243	$557,578	$524,506
Operating income (loss)	18,722	14,668	(39,154)	13,335
Net income (loss)	6,316	1,497	(98,632)	(9,998)

4.	Restructuring charges

During the third quarter of fiscal 2006, the Company eliminated approximately 86 positions from its Carson, Garden Grove and Valencia, California, Fort Mill, South Carolina, and Wilson, North Carolina locations. Severance and other costs related to such reductions totaled $1,305,000 and is being paid to the terminated employees on a weekly basis through July 2006.

The following table summarizes the activities in the Company’s restructuring reserve (in thousands):

Costs for
Employees
Terminated
Balance at March 26, 2005	$-
Additions to reserve	1,305
Cash payments	(983)
Balance at December 24, 2005	$322

5.	2004 Recapitalization

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

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

As a result of the Recapitalization, the Golden Gate Investors and the North Castle Investors each own 46.7% of Holdings equity and Leiner management owns 6.6% of Holdings equity including delayed delivery share awards. In connection with the Acquisition of PFI (see Note 3. Acquisition), the Holdings issued 130,000 shares of Series C Preferred Stock to Golden Gate Investors and the North Castle Investors. Subsequent to the issuance of Series C Preferred Stock, the Golden Gate Investors and the North Castle Investors each own 46.8% of Holdings equity and the Leiner management owns 6.4% of Holdings equity including delayed delivery share awards. The Recapitalization was accounted for as a recapitalization of Mergeco which had no impact on the historical basis of assets and liabilities as reflected in the Company’s condensed consolidated financial statements.

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $32,669,000 in fees and expenses related to these transactions in the first nine months of fiscal 2005. In addition, deferred financing charges of approximately $12,470,000 related to the New Credit Facility and Notes were recorded under other non-current assets in the condensed consolidated balance sheet at December 25, 2004. At March 26, 2005 and December 24, 2005, the remaining deferred financing charges, net of amortization, related to the New Credit Facility and Notes were $10,985,000 and $9,648,000, respectively.

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

6.	Inventories

Inventories consist of the following (in thousands):

	March 26, 2005	December 24, 2005
Inventories:
Raw materials, bulk vitamins and packaging materials	$52,784	$50,582
Work-in-process	49,100	46,968
Finished products	63,026	61,570
	$164,910	$159,120

7.	Debt

Long-term debt consists of (in thousands):

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

	March 26, 2005	December 24, 2005
New Credit Facility:
Revolving facility	$-	$19,500
Term facility	238,800	237,000
Total credit facility	238,800	256,500
Senior subordinated notes	150,000	150,000
Capital lease obligations	2,052	5,746
Industrial development revenue bond loan	4,600	4,100
Industrial opportunities program loan	1,074	-
	396,526	416,346
Less current portion	(5,536)	(4,787)
Total long-term debt	$390,990	$411,559

New Credit Facility

In connection with the Company’s acquisition of certain OTC assets of PFI, which is discussed in Note 3 and to provide the Company with operating flexibility, the Company obtained Amendment No. 1 and Acknowledgement (“Amendment”) from its senior lenders under the New Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to the PFI’s Konsyl Pharmaceutical Inc. subsidiary and other scheduled assets (the “PFI Business”) for approximately $22,862,000 in cash as a Permitted Acquisition. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20,000,000, the equity sponsors have committed to contributing to the Company an additional $6,500,000 in equity, and (d) the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, the Company paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or $719,000, and recorded it under other non-current assets in the condensed consolidated balance sheet at December 24, 2005. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility.

The New Credit Facility consists of the $240,000,000 Term Facility and the $50,000,000 Revolving Facility, made available in U.S. dollars to the Company. The unpaid principal amount outstanding on the Revolving Facility is due and payable on May 27, 2009. Commencing on May 27, 2004, the Term Facility required quarterly principal payments of approximately 1% per annum over the next six years and three quarters with the balance due on May 27, 2011. Principal payments scheduled during the period December 25, 2005 through December 23, 2006 total $2,400,000. Borrowings under the New Credit Facility bear interest at a base rate per annum plus an “applicable margin.” The Company can choose a base rate of (i) ABR (Alternate base rate) or (ii) LIBOR for its Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds rate plus 0.5% or the prime commercial lending rates of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. The amended “applicable margin” is based on the Company’s debt rating and the leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness, including letters of credit outstanding to the credit agreement EBITDA, as defined, and varies as follows: (a) 1.75% to 2.75% for all ABR based loans and (b) from 2.75% to 3.75% for all LIBOR based loans. As of December 24, 2005, the Company’s average interest rates were 7.71% under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. In addition, the New Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. The Minimum Liquidity under the Amendment requires the Company to maintain a liquidity amount of not less than $20,000,000 as of the last day of any fiscal month. As of December 24, 2005, the Company had $20,895,000 available under its Revolving Facility and had $9,605,000 of letters of credit outstanding.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The New Credit Facility contains certain representations and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply, every quarter end and on an annual basis, with certain financial ratios and tests under the Amendment, including without limitation, a minimum liquidity, a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure level. Based on this Amendment, the Company was in compliance with all such financial covenants as of December 24, 2005.

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

Capital Lease Obligations

The capital lease obligations are payable in variable monthly installments through August 2009 and bear interest at effective rates ranging from 1.68% to 8.94%. At December 24, 2005, the weighted average interest rate on the capital lease obligations was 7.9%. The capital leases are secured by equipment with a net book value of approximately $6,078,000 at December 24, 2005.

Industrial Development Revenue Bond Loan (“IRB Loan”)

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. The interest rate on the IRB Loan (3.58% as of December 24, 2005) is variable and fluctuates on a weekly basis. At December 24, 2005, $4,100,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under the Company’s New Credit Facility. Under certain circumstances, the interest rate on the bonds may be converted to a fixed rate for the remainder of the term. On or prior to the date that the bonds are converted to a fixed rate, bondholders may elect to have their bonds or a portion thereof, in denominations of $100,000 and integral multiples of $5,000 in excess thereof, purchased at a price equal to par plus accrued interest upon seven days’ notice to the trustee. In the event a portion of the bonds are tendered for purchase, the bondholders must retain bonds in the denomination of at least $100,000. When any bonds shall have been delivered to the trustee for purchase, the remarketing agent shall use its best efforts to remarket such bonds at par plus accrued interest. In the event that sufficient funds are not available to the trustee to purchase tendered bonds, the Company is required to provide funds for such purchase, including funds drawn under the letter of credit securing the IRB Loan. Upon conversion to a fixed interest rate, the bondholders’ tender option will terminate.

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

Minimum payments

Principal payments on long-term debt through fiscal 2010 and thereafter are (in thousands):

Fiscal Year
2006 (remaining three months)	$1,175
2007	5,143
2008	3,689
2009	4,376
2010	23,051
Thereafter	378,912
$416,346

8.	Preferred Stock

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

Pursuant to the Recapitalization, the Series A Redeemable Preferred Stock was redeemed at the liquidation preference value of $350 for each share of Series A Redeemable Preferred Stock and holders of such stock were paid the total aggregate amount of $70,000,000. The difference between the carrying value of the Series A Redeemable Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the condensed consolidated statement of operations for the nine months ended December 25, 2004.

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

Pursuant to the Recapitalization, the holders of Series B Junior Convertible Preferred Stock converted their shares into Common Stock of the Company and received an aggregate amount of $15,194,000 in cash. The difference between the carrying value of the Series B Junior Convertible Preferred Stock on the date of the Recapitalization and the aggregate consideration paid was recorded as accretion on preferred stock in the condensed consolidated statement of operations for the nine months ended December 25, 2004.

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

Pursuant to the Recapitalization, the Series C Junior Preferred Stock was retired and the holders of Series C Junior Preferred Stock received an aggregate amount of $7,000,000. The difference between the carrying value of the Series C Junior Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the condensed consolidated statement of operations for the nine months ended December 25, 2004.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

9.	Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s behalf. In exchange for such services in connection with the Recapitalization, the Company paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration. The Company also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company pays a $1,315,000 management fee in arrears annually plus reasonable out-of-pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a certain performance target. The Company is not expected to meet its performance target for fiscal 2006. Other operating expenses in the accompanying statement of operations for the three and nine months ended December 25, 2004 included $732,000 and $2,507,000, respectively, of management fees and related expenses. Other operating expenses for the three and nine months ended December 24, 2005 were $409,000 and $1,013,000, respectively, including professional fees incurred primarily in connection with the Credit Agreement amendment.

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

10.	Income Taxes

PART I	Item 1

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

The Company recorded an income tax provision of $3,526,000 or a 70.2% effective tax rate for the three months ended December 24, 2005, compared to a provision of $4,331,000 or 34.7% tax rate for the three months ended December 25, 2004. The Company recorded an income tax benefit of $3,949,000 or a 48.9% effective tax rate for the nine months ended December 24, 2005, compared to a benefit of $4,484,000 or 7.6% tax rate for the nine months ended December 25, 2004.

The effective tax rate for the three and nine months ended December 24, 2005 is substantially different from the effective rate for the three and nine months ended December 25, 2004 primarily due to (i) the recognition of imputed interest income for tax purposes on the outstanding intercompany balance in the U.S. whereas the Company is unable to deduct the interest in Canada, (ii) the release of a significant portion of the Canadian valuation allowance during the nine months ended December 24, 2005 based on current and forecasted future earnings in Canada, (iii) a revised earnings forecast for the U.S. which required an adjustment in the quarter ended December 24, 2005, and (iv) certain nondeductible recapitalization costs incurred by the Company in May 2004 which impacted the effective tax rate for the nine months ended December 25, 2004. The cumulative federal and state tax benefit of the Company’s year to date third quarter loss is expected to be partially realized during the fourth quarter of the current year against forecasted domestic operations.

11.	Employee Benefits

2004 Option Plan

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

Activity under the 2004 Option Plan for the nine months ended December 24, 2005 is set forth below:

		Options Outstanding
	Shares			Weighted
	Available	Number	Exercise	Average
	for Grant	of Shares	Price	Exercise Price
Balance at March 26, 2005	78,271	39,138	$2.37	$2.37
Options granted	-	-	-	-
Options forfeited	5,166	(5,166)	2.37	2.37
Balance at December 24, 2005	83,437	33,972	$2.37	$2.37

The following table summarizes the information on options outstanding as of December 24, 2005:

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

Outstanding				Excercisable
Exercise price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.37	33,972	9	$2.37	9,784	$2.37

The Company accounts for the stock option grants under the 2004 Option Plan under the principles of SFAS 123R. $1,101 and $2,721 were recorded as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended December 24, 2005. The weighted-average per share, fair value of options granted during fiscal 2005 was $0.45. As of December 24, 2005, there was $11,466 of total unrecorded and unrecognized compensation expense related to nonvested share-based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 3 years.

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

Activity under the Stock Plan for the nine months ended December 24, 2005 is set forth below:

		Restricted Shares Outstanding
	Shares			Weighted
	Available	Number	Purchase	Average
	for Issuance	of Shares	Price	Purchase Price
Balance at March 26, 2005	-	195,676	$ 2.37	$2.37
Restricted Stock Issued	-	-	-	-
Balance at December 24, 2005	-	195,676	$ 2.37	$2.37

The following table summarizes the information on the restricted stock issued as of December 24, 2005:

Outstanding				First Call Rights Released
Purchase price	Number of Shares	Average Remaining Call Right Life (years)	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
$2.37	195,676	4.50	$2.37	48,919	$2.37

The Company accounts for the restricted stock issued under the Stock Plan under the principles of SFAS 123R. $4,002 and $16,010 were recorded as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended December 24, 2005, respectively. The weighted-average fair value of restricted stock issued during the fiscal year 2005 was $0.45. As of December 24, 2005, there was $72,044 of total unrecorded and unrecognized compensation expense related to share based compensation under the Stock Plan. That cost is expected to be recorded and recognized over a weighted average period of 4.5 years.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
1997 Option Plan

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

In connection with the Recapitalization, all options outstanding as of May 27, 2004 were repurchased and retired, and the 1997 Option Plan was assumed by Holdings. Options with a net value of $13,657,000 were rolled over into new equity rights in Holdings. The remaining options were purchased for approximately $25,402,000 representing the difference between per share Recapitalization purchase price and the exercise price of the stock options. The total amount of approximately $39,059,000 was incurred in stock-based compensation during the nine months ended December 25, 2004.

Contributory Retirement Plans

The Company has contributory retirement plans that cover substantially all of the Company’s employees who meet minimum service requirements. The Company’s contributions to the plans are discretionary and are determined by the Company’s Board of Directors. The Company has not contributed to the plans for the current plan year, January 1, 2005 to December 31, 2005.

12.	Contingencies

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

13.	Commitments

The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for the three months ended December 25, 2004 and December 24, 2005 were $3,535,000 and $2,177,000, respectively, and for the nine months ended December 25, 2004 and December 24, 2005 were $10,534,000 and $7,094,000, respectively.

Minimum future obligations on non-cancelable operating leases in effect at December 24, 2005 are (in thousands):

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
Fiscal year
2006 (remaining three months)	$2,071
2007	7,861
2008	7,471
2009	7,228
2010	7,226
Thereafter	23,951
Total minimum lease payments	$55,808

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At March 26, 2005 and December 24, 2005, the Company had recorded deferred rent liabilities of $2,512,000 and $2,729,000, respectively.

14.	Concentration of Credit Risk and Significant Customers, Suppliers and Products

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

Two customers accounted for the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Customer A	43%	43%	43%	44%
Customer B	22%	26%	20%	23%

The Company’s largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Division 1	24%	22%	25%	23%
Division 2	19%	21%	18%	21%

The Company's top ten customers in the aggregate accounted for the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Top ten customers	86%	85%	86%	87%

At March 26, 2005 and December 24, 2005, the Company had gross receivables from two U.S. customers of approximately 41% and 28% and 44% and 32%, respectively.

For the three and nine months ended December 25, 2004, one supplier, excluding purchases by Vita Health, provided approximately 11% and 12%, respectively, of raw materials purchased. No other supplier accounted for more than 10% of the Company’s purchases for the three and nine months ended December 25, 2004. For the three and nine months ended December 24, 2005, no supplier, excluding purchases by Vita Health, provided more than 10% of the Company’s raw material purchases.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

Sales of vitamins C and E, in the aggregate, accounted for approximately 14% and 13% of the Company’s gross sales for the three and nine months ended December 25, 2004, respectively. Sales of vitamins C and E, in the aggregate, accounted for approximately 10% of the Company’s gross sales for the three months ended December 24, 2005. However, for the nine months ended December 24, 2005, the sales of vitamin C and E, in the aggregate, did not account for more than 10% of the Company’s gross sales. The sales of vitamin E declined substantially in the current fiscal year as a result of negative media coverage in the third quarter of fiscal 2005. No other products accounted for more than 10% of the Company’s gross sales.

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

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

Selected financial information for the Company's reportable segments for the three and nine months ended December 25, 2004 and December 24, 2005 is as follows (in thousands):

	Leiner	Vita	Consolidated
	U.S.	Health	Totals
Three months ended December 25, 2004:
Net sales to external customers	$168,491	$20,812	$189,303
Intersegment sales	1,059	-	-
Depreciation and amortization, excluding deferred financing charges	2,846	684	3,530
Segment operating income	17,727	2,707	20,434
Interest expense, net(1)	7,610	360	7,970
Income tax expense	4,265	66	4,331
Segment assets	360,968	49,728	410,696
Additions to property, plant and equipment	2,243	253	2,496

Three months ended December 24, 2005:
Net sales to external customers	$166,552	$14,691	$181,243
Intersegment sales	461	26	-
Depreciation and amortization, excluding deferred financing charges	3,229	477	3,706
Segment operating income	11,899	2,769	14,668
Interest (income) expense, net(1)	9,672	(27)	9,645
Income tax expense	2,405	1,121	3,526
Segment assets	388,314	42,091	430,405
Additions to property, plant and equipment	1,104	266	1,370

Nine months ended December 25, 2004:
Net sales to external customers	$453,979	$56,370	$510,349
Intersegment sales	3,380	-	-
Depreciation and amortization, excluding deferred financing charges	8,293	1,916	10,209
Segment operating income (loss)	(41,248)	6,909	(34,339)
Interest expense, net(1)	22,982	1,441	24,423
Income tax expense (benefit)	(4,672)	188	(4,484)
Segment assets	360,968	49,728	410,696
Additions to property, plant and equipment	7,877	970	8,847

Nine months ended December 24, 2005:
Net sales to external customers	$453,089	$42,676	$495,765
Intersegment sales	1,695	60	-
Depreciation and amortization, excluding deferred financing charges	9,862	1,800	11,662
Segment operating income	14,334	4,772	19,106
Interest (income) expense, net(1)	27,277	(91)	27,186
Income tax expense (benefit)	(6,014)	2,065	(3,949)
Segment assets	388,314	42,091	430,405
Additions to property, plant and equipment	13,598	697	14,295
_____________
(1)	Interest expense, net includes the amortization of deferred financing charges.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended				Nine months ended
	December 25, 2004%		December 24, 2005%		December 25, 2004%		December 24, 2005%
VMS products	$122,159	65	$118,216	65	$310,610	61	$315,006	64
OTC products	53,831	28	50,860	28	156,287	31	144,680	29
Contract manufacturing services/Other	13,313	7	12,167	7	43,452	8	36,079	7
Total	$189,303	100	$181,243	100	$510,349	100	$495,765	100

16.	Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of the Notes, the Company’s U.S.-based subsidiaries guaranteed the payment of principal, premium and interest on the Notes. Presented below is condensed consolidating financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors as of March 26, 2005 and December 24, 2005 and for the three and nine months ended December 25, 2004 and December 24, 2005.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
(in thousands)

	March 26, 2005
ASSETS	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Current assets:
Cash and cash equivalents	$11,670	$5,281	$-	$16,951
Accounts receivable, net of allowances	71,518	8,732	-	80,250
Inventories	142,493	22,417	-	164,910
Income tax receivable	2,310	-	-	2,310
Prepaid expenses and other current assets	17,267	225	-	17,492
Total current assets	245,258	36,655	-	281,913
Intercompany receivable	42,240	-	(42,240)	-
Property, plant and equipment, net	55,540	10,014	-	65,554
Goodwill	49,224	3,093	-	52,317
Other noncurrent assets	17,014	-	-	17,014
Total assets	$409,276	$49,762	$(42,240)	$416,798

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$92,974	$8,665	$-	$101,639
Accrued compensation and benefits	8,024	1,610	-	9,634
Customer allowances payable	8,513	1,063	-	9,576
Accrued interest	9,024	69	-	9,093
Other accrued expenses	12,396	908	-	13,304
Current portion of long-term debt	4,453	1,083	-	5,536
Total current liabilities	135,384	13,398	-	148,782
Intercompany payable	-	42,240	(42,240)	-
Long-term debt	390,970	20	-	390,990
Total liabilities	526,354	55,658	(42,240)	539,772
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	469	-	-	469
Accumulated deficit	(117,547)	(8,810)	-	(126,357)
Accumulated other comprehensive income	-	2,914	-	2,914
Total shareholder's deficit	(117,078)	(5,896)	-	(122,974)
Total liabilities and shareholder's deficit	$409,276	$49,762	$(42,240)	$416,798

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
Unaudited
(in thousands)

	December 24, 2005
ASSETS	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Current assets:
Cash and cash equivalents	$1,274	$6,025	$-	$7,299
Accounts receivable, net of allowances	79,698	6,200	-	85,898
Inventories	143,666	15,454	-	159,120
Income tax receivable	8,274	-	-	8,274
Prepaid expenses and other current assets	16,384	1,845	-	18,229
Total current assets	249,296	29,524	-	278,820
Intercompany receivable	35,525	-	(35,525)	-
Property, plant and equipment, net	70,851	9,336	-	80,187
Goodwill	51,276	3,231	-	54,507
Other noncurrent assets	16,891	-	-	16,891
Total assets	$423,839	$42,091	$(35,525)	$430,405

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$80,177	$3,347	$-	$83,524
Accrued compensation and benefits	6,845	1,373	-	8,218
Customer allowances payable	12,287	999	-	13,286
Accrued interest	6,531	66	-	6,597
Other accrued expenses	12,512	4,274	-	16,786
Current portion of long-term debt	4,777	10	-	4,787
Total current liabilities	123,129	10,069	-	133,198
Intercompany payable	-	35,525	(35,525)	-
Long-term debt	411,546	13	-	411,559
Other noncurrent liabilities	156	-	-	156
Total liabilities	534,831	45,607	(35,525)	544,913
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	13,484	-	-	13,484
Accumulated deficit	(124,476)	(6,012)	-	(130,488)
Accumulated other comprehensive income	-	2,496	-	2,496
Total shareholder's deficit	(110,992)	(3,516)	-	(114,508)
Total liabilities and shareholder's deficit	$423,839	$42,091	$(35,525)	$430,405

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended December 25, 2004
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$169,550	$20,812	$(1,059)	$189,303
Cost of sales	128,762	15,925	(1,059)	143,628
Gross profit	40,788	4,887	-	45,675
Marketing, selling and distribution expenses	12,955	1,243	-	14,198
General and administrative expenses	7,136	944	-	8,080
Research and development expenses	1,550	-	-	1,550
Amortization of other intangibles	80	-	-	80
Recapitalization expenses	607	-	-	607
Other operating (income) expense	733	(7)	-	726
Operating income	17,727	2,707	-	20,434
Interest expense, net	7,610	360	-	7,970
Income before income taxes	10,117	2,347	-	12,464
Provision for income taxes	4,265	66	-	4,331
Net income	$5,852	$2,281	$-	$8,133

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended December 24, 2005
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$167,013	$14,717	$(487)	$181,243
Cost of sales	129,896	9,873	(487)	139,282
Gross profit	37,117	4,844	-	41,961
Marketing, selling and distribution expenses	14,292	1,063	-	15,355
General and administrative expenses	8,416	918	-	9,334
Research and development expenses	776	79	-	855
Amortization of other intangibles	10	-	-	10
Restructuring charges	1,305	-	-	1,305
Other operating income	419	15	-	434
Operating income	11,899	2,769	-	14,668
Interest (income) expense, net	9,672	(27)	-	9,645
Income before income taxes	2,227	2,796	-	5,023
Provision for income taxes	2,405	1,121	-	3,526
Net income (loss)	$(178)	$1,675	$-	$1,497

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Nine months ended December 25, 2004
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$457,359	$56,370	$(3,380)	$510,349
Cost of sales	340,935	42,601	(3,380)	380,156
Gross profit	116,424	13,769	-	130,193
Marketing, selling and distribution expenses	40,280	3,590	-	43,870
General and administrative expenses	23,612	3,212	-	26,824
Research and development expenses	3,981	-	-	3,981
Amortization of other intangibles	240	-	-	240
Recapitalization expenses	87,932	31	-	87,963
Other operating expense	1,627	27	-	1,654
Operating income (loss)	(41,248)	6,909	-	(34,339)
Interest expense, net	22,982	1,441	-	24,423
Income (loss) before income taxes	(64,230)	5,468	-	(58,762)
Provision for (benefit from) income taxes	(4,672)	188	-	(4,484)
Net income (loss)	(59,558)	5,280	-	(54,278)
Accretion on preferred stock	(39,211)	-	-	(39,211)
Net income (loss) attributable to common shareholder	$(98,769)	$5,280	$-	$(93,489)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Nine months ended December 24, 2005
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$454,784	$42,736	$(1,755)	$495,765
Cost of sales	371,388	32,371	(1,755)	402,004
Gross profit	83,396	10,365	-	93,761
Marketing, selling and distribution expenses	40,218	3,172	-	43,390
General and administrative expenses	23,238	2,353	-	25,591
Research and development expenses	3,188	111	-	3,299
Amortization of other intangibles	29	-	-	29
Restructuring charges	1,305	-	-	1,305
Other operating (income) expense	1,084	(43)	-	1,041
Operating income	14,334	4,772	-	19,106
Interest expense, net	27,277	(91)	-	27,186
Income (loss) before income taxes	(12,943)	4,863	-	(8,080)
Provision for (benefit from) income taxes	(6,014)	2,065	-	(3,949)
Net income (loss)	$(6,929)	$2,798	$-	$(4,131)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Nine months ended December 25, 2004
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(59,558)	$5,280	$(54,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,836	1,916	8,752
Amortization	1,457	-	1,457
Amortization of deferred financing charges	4,561	431	4,992
Provision for doubtful accounts and allowances	3,457	-	3,457
Provision for excess and obsolete inventory	6,262	-	6,262
Deferred income taxes	1,808	-	1,808
(Gain) loss on disposal of assets	(52)	-	(52)
Translation adjustment	-	(2,419)	(2,419)
Changes in operating assets and liabilities:
Accounts receivable	(12,970)	(2,506)	(15,476)
Inventories	(20,496)	(4,006)	(24,502)
Income tax receivable	(6,490)	171	(6,319)
Accounts payable	933	2,855	3,788
Accrued compensation and benefits	(4,362)	684	(3,678)
Customer allowances payable	3,223	132	3,355
Accrued interest	3,898	(78)	3,820
Other accrued expenses	(371)	252	(119)
Other	(941)	14	(927)
Net cash provided by (used in) operating activities	(72,805)	2,726	(70,079)

Investing activities
Additions to property, plant and equipment	(7,877)	(970)	(8,847)
Decrease in other noncurrent assets	(1,156)	8	(1,148)
Net cash used in investing activities	(9,033)	(962)	(9,995)

Financing activities
Net borrowings under bank revolving credit facility	10,000	-	10,000
Borrowings under bank term credit facility	240,000	-	240,000
Payments under bank term credit facility	(600)	-	(600)
Payments under old credit facility	(141,008)	(20,322)	(161,330)
Issuance of senior subordinated debt	150,000	-	150,000
Increase in deferred financing charges	(15,343)	(405)	(15,748)
Capital contribution from parent	251,500	-	251,500
Repurchase and retirement of preferred stock	(92,194)	-	(92,194)
Repurchase and retirement of common stock and common equity rights	(328,844)	-	(328,844)
Net payments on other long-term debt	(1,260)	(1,075)	(2,335)
Net cash provided by (used in) financing activities	72,251	(21,802)	50,449
Intercompany	(12,255)	12,255	-
Effect of exchange rate changes	-	3,327	3,327
Net decrease in cash and cash equivalents	(21,842)	(4,456)	(26,298)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824
Cash and cash equivalents at end of period	$3,759	$3,767	$7,526

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Nine months ended December 24, 2005
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(6,929)	$2,798	$(4,131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,219	1,800	11,019
Amortization	643	-	643
Amortization of deferred financing charges	1,381	-	1,381
Provision for doubtful accounts and allowances	5,311	-	5,311
Provision for excess and obsolete inventory	9,634	932	10,566
Deferred income taxes	-	(1,481)	(1,481)
(Gain) loss on disposal of assets	71	(23)	48
Stock option compensation expense	15	-	15
Translation adjustment	-	418	418
Changes in operating assets and liabilities:
Accounts receivable	(5,714)	2,821	(2,893)
Inventories	(2,691)	6,759	4,068
Income tax receivable	(5,963)	3,228	(2,735)
Accounts payable	(17,706)	(5,511)	(23,217)
Accrued compensation and benefits	(1,178)	(299)	(1,477)
Customer allowances payable	3,774	(107)	3,667
Accrued interest	(2,494)	(5)	(2,499)
Other accrued expenses	115	(16)	99
Other	883	(77)	806
Net cash provided by (used in) operating activities	(11,629)	11,237	(392)

Investing activities
Additions to property, plant and equipment	(8,240)	(697)	(8,937)
Acquisition of business	(24,318)	-	(24,318)
Proceeds from sales of fixed assets	625	-	625
Decrease in other noncurrent assets	(1,386)	-	(1,386)
Net cash used in investing activities	(33,319)	(697)	(34,016)

Financing activities
Net borrowings under bank revolving credit facility	19,500	-	19,500
Payments under bank term credit facility	(1,800)	-	(1,800)
Increase in deferred financing charges	(760)	-	(760)
Capital contribution from parent	13,000	-	13,000
Net payments on other long-term debt	(2,159)	(1,072)	(3,231)
Net cash provided by (used in) financing activities	27,781	(1,072)	26,709
Intercompany	6,771	(6,771)	-
Effect of exchange rate changes	-	(1,953)	(1,953)
Net increase (decrease) in cash and cash equivalents	(10,396)	744	(9,652)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951
Cash and cash equivalents at end of period	$1,274	$6,025	$7,299

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise, the terms “our company,” “we,” “our,” and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. of Canada (“Vita”), a wholly owned subsidiary.

OVERVIEW

The following discussion explains significant changes in the condensed consolidated financial condition and results of our operations for the three months ended December 24, 2005 (“third quarter of fiscal 2006”) and nine months ended December 24, 2005, and the significant developments affecting our financial condition since March 26, 2005. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 26, 2005, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

Amendments to our New Credit Facility

In connection with our acquisition of certain over-the-counter (“OTC”) assets of Pharmaceutical Formulations, Inc. (“PFI”), which is discussed below and to provide us with operating flexibility, we obtained Amendment No. 1 and Acknowledgement (“Amendment”) from our senior lenders under the New Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”) for $23.0 million in cash as a Permitted Acquisition. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20.0 million, the equity sponsors have committed to contributing to us an additional $6.5 million in equity, and (d) the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the condensed consolidated balance sheet at December 24, 2005.The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility. For additional details, see “Covenant Restrictions” and “Credit Agreement EBITDA” below.

Acquisition

On September 9, 2005, we entered into an agreement to acquire substantially all of the assets of PFI related to its OTC pharmaceutical business, except for the PFI Business.

On September 26, 2005, we acquired these assets for a purchase price consisting of (i) $22.9 million in cash, subject to a net working capital adjustment (as defined in the Amended and Restated Asset Purchase and Sale Agreement), and (ii) the assumption by us of certain related liabilities, including trade payables related solely to the PFI Business. The purchase price was funded, in part, by a $13.0 million capital contribution from our ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current stockholders. The balance of the purchase price was funded from our Revolving Credit Facility.

The components of the purchase price and the preliminary allocation are as follows (in millions):

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Consideration and acquisition costs:
Cash paid to PFI	$22.9
Acquisition costs	1.4
$24.3

Allocation of purchase price:
Current assets	$15.9
Property, plant and equipment	11.3
Goodwill	2.0
Other liabilities assumed	(4.9)
$24.3

As indicated above, certain allocations are based on preliminary estimates that are still being finalized. In addition, certain adjustments to the final purchase price are currently being negotiated with PFI. While the ultimate resolution of these matters may result in adjustments to the purchase price allocation, management believes that such amounts will not be materially different from those reflected above.

The following unaudited pro forma financial information presents the consolidated results of operations as if the acquisition had occurred at the beginning of fiscal 2005, and does not purport to be indicative of the results that would have occurred had the acquisition occurred at such date or of results which may occur in the future (in millions):

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net sales	$205.6	$181.2	$557.6	$524.5
Operating income (loss)	18.7	14.7	(39.2)	13.3
Net income (loss)	6.3	1.5	(98.6)	(10.0)

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

Simultaneously with the initial sale of the 11% senior subordinated notes due 2012, we entered into a registration rights agreement under which we agreed to file a registration statement with the SEC and to complete an exchange offer. Under the exchange offer, which expired on October 27, 2004, 99.93% of the 11% senior subordinated notes due 2012 were tendered and exchanged for publicly registered notes with substantially identical terms.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the third quarter and nine months ended December 25, 2004 and December 24, 2005.

	Percentage of Net Sales
	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	76.8	74.5	81.1
Gross profit	24.1	23.2	25.5	18.9
Marketing, selling and distribution expenses	7.5	8.5	8.6	8.8
General and administrative expenses	4.3	5.1	5.3	5.2
Research and development expenses	0.8	0.5	0.8	0.7
Amortization of other intangibles	-	-	0.1	-
Restructuring charges	-	0.7	-	0.3
Recapitalization expenses	0.3	-	17.2	-
Other operating expense	0.4	0.2	0.3	0.2
Operating income (loss)	10.8	8.2	(6.8)	3.7
Interest expense, net	4.2	5.3	4.8	5.5
Income (loss) before income taxes	6.6	2.9	(11.6)	(1.8)
Provision for (benefit from) income taxes	2.3	1.9	(0.9)	(0.8)
Net income (loss)	4.3	1.0	(10.7)	(1.0)
Accretion on preferred stock	-	-	(7.7)	-
Net income (loss) attributable to common shareholder	4.3%	1.0%	(18.4)%	(1.0)%

Net Sales were $181.2 million in the third quarter of fiscal 2006, a decrease of $8.1 million, or 4.3%, from $189.3 million in the third quarter of fiscal 2005.The decrease in net sales for the quarter reflects the continued impact of product mix changes, the absence of branded new product sales in the third quarter of fiscal 2006, the reduction in warehouse club promotions, and lower sales of analgesics and multivitamins products in Canada.In addition, we established an additional reserve of $1.7 million for anticipated returns of certain branded products in the third quarter of fiscal 2006. The decline in net sales in the third quarter of fiscal 2006 were partly offset by approximately $9.0 million sales of PFI acquired products. For the first nine months of fiscal 2006, net sales totaled $495.8 million, a decrease of $14.6 million, or 2.9%, compared to $510.3 million in the first nine months of fiscal 2005. The decrease in net sales is primarily attributable to the product landscape changes within our vitamins, minerals and nutritional supplements (“VMS”) category, absence of branded new product sales, establishment of reserves for customer returns related to certain branded and other products, reduction in warehouse club promotions, the adjustments of inventory levels by retailers, and the reduction in Canadian sales resulted from the decision by a significant OTC supplier in Canada to supply retail customers directly on selected items. Our product mix continued to move away from higher margin vitamin E and Naproxen and into an increased share of lower margin natural, store brand, joint care products.

U.S. net sales were $166.6 million in the third quarter of fiscal 2006, a decrease of $1.9 million, or 1.2% from $168.5 million in the third quarter of fiscal 2005.The decrease in net sales in the U.S. for the third quarter of fiscal 2006 was the result of the product mix changes, absence of branded new product sales in the third quarter of fiscal 2006, establishment of a reserve for product returns, and the reduction in warehouse club promotions partly offset by the sales of PFI acquired products mentioned above. Net sales attributable to our Canadian operations were $14.7 million in the third quarter of fiscal 2006, a decrease of $6.1 million, or 29.4%, from $20.8 million in the same period of fiscal 2005. The Canadian year to year decrease for the third quarter of fiscal 2006 was primarily the result of continued lower sales of analgesics and multivitamins products to its major customers. We expect the lower sales in Canada to continue in the near future.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

For the first nine months of fiscal 2006, U.S. and Canadian net sales totaled $453.1 million, and $42.7 million, respectively, representing a decrease in the U.S. of $0.9 million, or 0.2%, and $13.7 million, or 24.3%, in Canada compared to the first nine months of fiscal 2005. These nine month results were due to the factors discussed above in relation to the nine months ended December 24, 2005.

Regarding our three principal product categories:

•
VMS product net sales were $118.2 million in the third quarter of fiscal 2006, a decrease of $3.9 million, or 3.2%, from $122.2 million in the third quarter of fiscal 2005. The VMS category was impacted in the third quarter of fiscal 2006 by product mix changes, the absence of branded new product sales in the third quarter of fiscal 2006, the reduction in warehouse club promotions, the establishment of an additional reserve of $1.7 million for anticipated returns of certain branded products in the third quarter of fiscal 2006, and lower sales in Canada mentioned above. For the first nine months of fiscal 2006, VMS net sales were $315.0 million, an increase of $4.4 million or 1.4%, from $310.6 million for the nine months ended December 25, 2004. The increase in VMS net sales for the nine months ended December 24, 2005 resulted primarily from an increase in lower margin joint care product sales offset by the continued impact of negative media on higher margin vitamin E and Naproxen, absence of branded new product sales, the reduction in warehouse club promotions, the adjustments of inventory levels by retailers, the establishment of a reserve for customer returns related to certain branded products and continued lower sales in Canada.

•
OTC product net sales were $50.9 million in the third quarter of fiscal 2006, a decrease of $3.0 million, or 5.5%, from $53.8 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, OTC product sales were $144.7 million, a decrease of $11.6 million or 7.4% compared to the same period in the prior year. The decrease in OTC net sales for the three and nine months ended December 24, 2005 was primarily attributable to the price adjustments in our Loratidine products in the U.S. and lower sales of analgesics products in Canada. The decrease in OTC net sales was partly offset by $9.0 million sales of analgesics products acquired through PFI. The sales of our OTC products were also impacted by $0.9 million of a reserve established in the second quarter of fiscal 2006 for returns of certain products.

•
Contract manufacturing services net sales were $12.2 million in the third quarter of fiscal 2006, a decrease of $1.1 million, or 8.6%, from $13.3 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, contract services net sales were $36.1 million, a decrease of $7.4 million, or 17.0%, compared to the same period in prior year. The decrease in the three and nine month periods ended December 24, 2005 was primarily due to a decline in new product sales by our key contract manufacturing customer.

Cost of sales were $139.3 million, or 76.8% of net sales, in the third quarter of fiscal 2006, a decrease of $4.3 million, or 3.0%, from $143.6 million, or 75.9% of net sales, in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, cost of sales were $402.0 million, or 81.1% of net sales, an increase of $21.8 million or 5.7%, from $380.2 million or 74.5% of net sales compared to the same period in prior year.The increase in cost of sales as a percentage of net sales in the third quarter and first nine months of fiscal 2006 is principally due to the decline in sales of higher margin Naproxen and vitamin E products, the building of market share in other key product categories with lower margins such as joint care products, establishment of a reserve to reduce the carrying value of certain branded and other products in the first two quarters of fiscal 2006, higher manufacturing costs for the PFI acquired inventory, and higher raw material costs that have adversely affected the joint care category. In addition, we established an additional reserve of $0.7 million to reduce the carrying value of certain branded products in the third quarter of fiscal 2006.

Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $24.7 million, or 13.6% of net sales, in the third quarter of fiscal 2006, an increase of $2.4 million, or 10.8%, from $22.3 million, or 11.8% of net sales, in the same period in the prior year. The increase in SG&A was primarily attributable to higher incentive compensation, outside services in connection with the removal and disposal of certain assets related to the PFI acquisition, broker commissions, and shared marketing expenses. For the first nine months of fiscal 2006, SG&A were $69.0 million, or 13.9% of net sales, a decrease of $1.7 million or 2.4%, from $70.7 million, or 13.9% of net sales in the same period in the prior year. The decrease in SG&A in the first nine months of fiscal 2006 was primarily driven by lower compensation, relocation, and consultant expense partly offset by higher outside services related to the PFI acquisition compared to the same period in the prior year.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Research and development expenses (“R&D”) were $0.9 million in the third quarter of fiscal 2006, a decrease of $0.7 million compared to the same period in the prior year. For the first nine months of fiscal 2006, R&D was $3.3 million, a decrease of $0.7 million compared to the same period in the prior year. The decrease in R&D for the three and nine months ended December 24, 2005 was primarily attributable to lower new product development and product testing activities compared to the same periods in prior year.

Amortization of other intangibles in the third quarter and the first nine months of fiscal 2006 were lower by $0.1 million and $0.2 million, respectively, compared to the same periods in the prior year due primarily to a lower remaining carrying amount of other intangible assets in the first three quarters of fiscal 2006.

The restructuring charges in the third quarter of fiscal 2006 were $1.3 million, which reflects severance and other related costs resulting from our continued drive to control expenses by reducing head count. We eliminated approximately 86 positions in the third quarter of fiscal 2006.

The recapitalization expenses (including the second quarter correction of $1.2 million reported in our Annual Report on Form 10-K, on file with the SEC) of $0.6 million and $88.0 million in the third quarter and for the first nine months of fiscal 2005, respectively, consist primarily of expenses incurred related to the completion of legal and regulatory requirements in connection with the Recapitalization.The Recapitalization expense consists primarily of compensation expenses related to the in-the-money value of stock options and other equity rights issued to certain management personnel of $54.3 million, management bonuses of $1.0 million, and expenses incurred in connection with our capital raising activities of $32.7 million.

Other operating expenses in the third quarter of fiscal 2006 were $0.4 million, a decrease of $0.3 million compared to the same period in the prior year due primarily to management fees and related expenses. For the first nine months of fiscal 2006, other operating expenses were $1.0 million, a decrease of $0.6 million from $1.7 million in the same period in the prior year due primarily to lower management fees and related expense of $1.5 million partly offset by the receipt of $0.8 million from the settlement of a supplier dispute. The other operating expense for the three and nine months ended December 24, 2005 included professional fees incurred in connection with the Amendment.

In the third quarter of fiscal 2006, net interest expense of $9.6 million represents an increase of $1.7 million from the third quarter of fiscal 2005 due primarily to an increase in the average interest rate charged on the average outstanding indebtedness and higher level of indebtedness itself compared to the third quarter of fiscal 2005. Net interest expense increased by $2.8 million during the nine months ended December 24, 2005 to $27.2 million, compared to $24.4 million for the nine months ended December 25, 2004. The increase in the nine months ended December 24, 2005 was primarily due to an increase in the average interest rate charged on the average outstanding indebtedness, higher level of indebtedness itself, and the annualized impact of the increase in our average outstanding indebtedness. The prior year interest expense for the first nine months of fiscal 2005 included the expense related to the accelerated amortization in the first quarter of fiscal 2005 of deferred financing charges related to our old credit facility that was repaid in connection with the fiscal 2005 Recapitalization.

We recorded an income tax provision of $3.5 million, or a 70.2% effective tax rate, for the three months ended December 24, 2005, compared to a provision of $4.3 million, or 34.7% tax rate, for the three months ended December 25, 2004.The Company recorded an income tax benefit of $3.9 million, or a 48.9% effective tax rate, for the nine months ended December 24, 2005, compared to a benefit of $4.5 million, or 7.6% tax rate, for the nine months ended December 25, 2004. The effective tax rate for the three and nine months ended December 24, 2005 is substantially different from the effective rate for the three and nine months ended December 25, 2004 primarily due to (i) the recognition of imputed interest income for tax purposes on the outstanding intercompany balance in the U.S. whereas we were unable to deduct the interest in Canada, (ii) the release of a significant portion of the Canadian valuation allowance during the nine months ended December 24, 2005 based on current and forecasted future earnings in Canada, (iii) a revised earnings forecast for the U.S. which required an adjustment in the quarter ended December 24, 2005, and (iv) certain non deductible recapitalization costs incurred by us in May 2004 which impacted the effective tax rate for the nine months ended December 25, 2004. The cumulative federal and state tax benefit of our year to date third quarter loss is expected to be partially realized during the fourth quarter of the current year against forecasted domestic operations.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Primarily as a result of factors discussed above, a net income of $1.5 million was recorded in the third quarter of fiscal 2006 compared to net income of $8.1 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, we recorded a net loss of approximately $4.1 million versus a net loss of $54.3 million in the same period in the prior year. The prior year net loss included the recapitalization expense of $88.0 million and the related tax impact of $14.6 million.

Credit Agreement EBITDA was $22.6 million and $54.0 million in the third quarter and nine months ended December 24, 2005, respectively, as compared to the Credit Agreement EBITDA of $25.3 million and $66.3 million for the third quarter and nine months ended December 25, 2004, respectively. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “Covenant Restrictions” and “Credit Agreement EBITDA” below.

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

As of December 24, 2005, we had outstanding debt of an aggregate amount of $416.3 million, consisting primarily of $237.0 million in principal amount under Term Facility, $19.5 million under Revolving Facility (including $4.0 million under Swingline loan), $150.0 million of Notes and an aggregate amount of $9.8 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $237.0 million in term loan outstanding as of December 24, 2005 under the New Credit Facility by May 27, 2011 with scheduled principal payments of $0.6 million in the remaining three months of fiscal 2006, $3.0 million in fiscal 2007, $1.8 million in fiscal 2008, $2.4 million in each of fiscal 2009 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the New Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

On September 23, 2005, we obtained the Amendment from our senior lenders under the New Credit Facility. The Amendment acknowledges the acquisition of the PFI Business for approximately $23.0 million in cash as a Permitted Acquisition. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a new financial covenant of minimum liquidity (as defined) of not less than $20.0 million, and (d) the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the condensed consolidated balance sheet at December 24, 2005. The Amendment is effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility. For additional details see “Covenant Restrictions” and “Credit Agreement EBITDA” below.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Borrowings under the New Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.5% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be, plus an “applicable margin.” The amended “applicable margin” is based on our debt rating and leverage ratio. As of December 24, 2005, our average interest rates were 7.71% under the New Credit Facility. In addition to specified agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the revolving credit facility. The Notes bear interest at a rate of 11% per annum.

The Amendment, among other things, requires us to maintain a minimum liquidity amount of not less than $20.0 million as of the last day of any fiscal month. At December 24, 2005, we had $20.9 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $9.6 million as of December 24, 2005. These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014.

In the event the net revolver availability plus the cash balance falls below $20.0 million, the Golden Gate Investors and the North Castle Investors have committed to contributing to us an additional $6.5 million in equity.

Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our Revolving Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in the Amendment will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Upon the consummation of the PFI Acquisition, the financial covenants in the Amendment specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:

Consolidated Indebtedness to
Credit Agreement EBITDA (1)
Test Period	Leverage Ratio
September 24, 2005 - March 25, 2006	5.85 to 1.00
June 24, 2006 - December 23, 2006	5.65 to 1.00
March 31, 2007 - June 30, 2007	5.50 to 1.00
September 29, 2007 -December 29, 2007	5.00 to 1.00
March 29, 2008 - June 28, 2008	4.50 to 1.00
September 27, 2008 - December 27, 2008	4.00 to 1.00
March 28, 2009 and thereafter	3.75 to 1.00

Credit Agreement EBITDA (1)
to Consolidated
Interest Expense Ratio
September 24, 2005 - March 31, 2007	1.85 to 1.00
June 30, 2007 - September 29, 2007	2.00 to 1.00
December 29, 2007 -September 27, 2008	2.25 to 1.00
December 27, 2008	2.50 to 1.00
March 28, 2009 and thereafter	2.75 to 1.00

Note:
(1) See “Credit Agreement EBITDA” for more information regarding this term.

We were in compliance with all such financial covenants as of December 24, 2005. Our ability to comply in future periods with the financial covenants in the Amendment will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The New Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended		Nine months ended
	December 25, 2004	December 24, 2005	December 25, 2004	December 24, 2005
Net income (loss)	$8,133	$1,497	$(54,278)	$(4,131)
Provision for (benefit from) income taxes	4,331	3,526	(4,484)	(3,949)
Interest expense, net	7,970	9,645	24,423	27,186
Depreciation and amortization	3,530	3,706	10,209	11,662
Recapitalization expenses (1)	607	-	87,963	-
Asset write-down (2)	-	-	-	5,659
Non-cash stock compensation expense (3)	-	5	-	15
Expenses related to permitted acquisition (4)	-	1,117	-	1,439
Expenses related to joint care and other products (5)	-	-	-	12,400
Restructuring charges (6)	-	1,305	-	1,305
Price difference between PFI's purchased inventory
and Leiner's manufacturing cost (7)	-	536	-	536
Expenses related to supplies to customers of PFI (8)	-	891	-	891
Management fees (9)	732	409	2,508	1,013
Credit Agreement EBITDA (10)	$25,303	$22,637	$66,341	$54,026
______________
(1)
Represents consulting, transaction, legal and accounting fees associated with the May 2004 Recapitalization in fiscal 2005. These fees were included as a separate item in the condensed statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(2)
Represents the establishment of a reserve for anticipated customer returns and the reduction of the carrying value of inventory related to certain branded products in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows for the nine months ended December 24, 2005.

(3)
Non-cash compensation expenses are included in the general and administrative expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(4)
Represents internal expenses incurred in connection with the agreement to purchase substantially all of the OTC assets of PFI. These expenses are included in the general and administrative expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(5)
Represents add back of expense incurred in connection with the joint care customer in-stock investments, inventory reduction impact and other expenses as stipulated in the Amendment. These expenses resulted in a reduction to gross profit in the condensed consolidated statement of operations for the nine months ended December 24, 2005.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

(6)
Represents severance and other related costs incurred in connection with the elimination of approximately 86 positions in the third quarter of fiscal 2006. These expenses were included as a separate item in the condensed statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(7)
Represents the value of inventory purchased solely in connection with the PFI Acquisition for prices above our manufacturing cost. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows for the nine months ended December 24, 2005.

(8)
Represents expenses incurred in connection with operating facilities that prior to the PFI Acquisition were operated by the PFI Business and to provide adequate inventory and to ensure continuous supplies to customers of PFI Business. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows for the nine months ended December 24, 2005.

(9)	Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.
(10)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in our Amendment described under “Credit Agreement EBITDA.”

Sources and Uses of Cash

Net cash used in operating activities totaled $70.1 million and $0.4 million in the first nine months of fiscal 2005 and fiscal 2006, respectively. The increase in the first nine months of fiscal 2006 was primarily the result of the Recapitalization in the first quarter of fiscal 2005.

Net cash used in investing activities totaled $10.0 million and $34.0 million in the first nine months of fiscal 2005 and fiscal 2006, respectively. The increase was primarily related to the acquisition of the PFI Business in the third quarter of fiscal 2006.

Net cash provided by financing activities was $50.4 million and $26.7 million in the first nine months of fiscal 2005 and fiscal 2006, respectively. Net cash provided in the first nine months of fiscal 2005 represents primarily the financing transactions and related indebtedness incurred in connection with the Recapitalization offset by repayments of pre-existing indebtedness and an increase in deferred financing charges of $15.7 million primarily related to the New Credit Facility and Notes. Net cash provided in the first nine months of fiscal 2006 represents primarily the borrowings from our Revolving Facility and capital contribution of $13.0 million received from our ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current stockholders offset by payments on our Term Facility and other long-term debt and increase in deferred financing charges of $0.8 million primarily related to the Amendment.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of December 24, 2005 (in thousands):

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

		Payments Due by Period
		Less than		1 to 2	2 to 3	3 to 4	4 to 5	After 5
Contractual obligations	Total	1 year		years	years	years	years	years

New Term B Loan	$237,000	$2,400		$3,000	$1,800	$2,400	$2,400	$225,000
Revolving Credit Facility	19,500	-		-	-	-	19,500	-
Senior Subordinated Notes	150,000	-		-	-	-	-	150,000
Industrial Development Revenue Bond	4,100	500		500	500	500	500	1,600
Capitalized leases	5,746	575	*	1,643	1,389	1,476	651	12
Operating lease obligations	55,808	2,071	*	7,861	7,471	7,228	7,226	23,951
Total	$472,154	$5,546		$13,004	$11,160	$11,604	$30,277	$400,563

* Represents three months of obligations in fiscal year 2006.

Critical Accounting Policies and Estimates

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an ongoing basis, including those related to revenue recognition, sales returns and customer allowances, the allowance for doubtful accounts, inventories and related reserves, cash flows used to evaluate the recoverability of long-lived assets, certain accrued liabilities, deferred tax assets and litigation. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Revenue Recognition

We record revenue after all significant obligations have been met, collectibility is probable and title has passed, which is generally upon receipt of products by the customer.Determination of our meeting these criteria is based on our judgments regarding collectibility of invoiced amounts and the timing of delivery of products to the customers.Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognition for any future reporting periods could be adversely affected.Provisions for sales returns and customer allowances, which are recorded as a reduction to revenues at the time of sale, are based upon historical experience and specific identification of an event necessitating an allowance and are recorded in the period the underlying revenue has been recognized. Additional reduction to revenue could result if actual returns or customer allowances exceed our estimates. Estimates for sales returns and allowances are highly subjective and require a considerable amount of judgment.

Allowance for Uncollectible Accounts

We maintain reserves for potential credit losses, estimating the collectibility of customer receivables on an ongoing basis by periodically reviewing accounts outstanding over a period of time. We have recorded reserves for receivables deemed to be at risk for collection, as well as a general reserve based on historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current creditworthiness of each customer. Customer receivables are generally unsecured.If the financial conditions of our customers in the markets we serve were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances might be required which could adversely affect our operating results.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization.Depreciation and amortization are provided using the straight-line method, at rates designed to distribute the cost of assets over their estimated service lives or for leasehold improvements, the shorter of their estimated service lives, or their remaining lease terms. Amortization of assets recorded under capital leases is included in depreciation expense.Repairs and maintenance costs are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities.On April 1, 2002, we adopted SFAS 142 and we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003.All remaining and future acquired goodwill is subject to an impairment test in the fourth quarter of each year. The test for impairment requires us to make several estimates about the fair value of the acquired assets, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing was performed in the fourth quarter of fiscal 2005 and resulted in no impairment charges for fiscal 2005.

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

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, management considers whether it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductable. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.

We also determine our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. We record estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

There have been no significant changes in our critical accounting policies or estimates during the third quarter ended December 24, 2005.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Forward-looking Statements

This report contains “forward-looking statements” that are subject to risks and uncertainties.These statements often include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or similar expressions. These statements are only predictions. In addition to risks and uncertainties noted in this report, there are risks and uncertainties that could cause our actual operating results to differ materially from those anticipated by some of the statements made.Such risks and uncertainties include: (i) slow or negative growth in the vitamin, mineral, supplement or over-the-counter pharmaceutical industry; (ii) adverse publicity regarding the consumption of vitamins, minerals, supplements or over-the-counter pharmaceuticals; (iii) increased competition; (iv) increased costs; (v) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (vi) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (vii) our inability to gain and/or hold market share with our customers; (viii) exposure to and expenses of defending and resolving product liability claims and other litigation; (ix) our ability to successfully implement our business strategy; (x) our inability to manage our operations efficiently; (xi) consumer acceptance of our products; (xii) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators; (xiii) the mix of our products and the profit margins thereon; and (xiv) the availability and pricing of raw materials.We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described above and in Item 1 “Business - Risk Factors” in our Annual Report on Form 10-K on file with the SEC. Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.

PART I	Item 3

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes in the value of market risk-sensitive instruments caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these market risks.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our variable rate debt facilities. Our New Credit Facility is variable rate debt. On December 24, 2005, our total debt was $416.3 million, of which $260.6 million is variable rate debt and $155.7 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at December 24, 2005, would be approximately $36.9 million. A one percent increase in variable interest rates would increase our total annual interest expense by approximately $2.6 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.

There have been no material changes in our market risk during the third quarter ended December 24, 2005. For additional information, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on page 36 of our Annual Report on Form 10-K on file with the SEC.

PART I	Item 4

Controls and Procedures

Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 24, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 24, 2005. There were no material changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	Other Information

Item 1. Legal Proceedings.

There are currently seven pending individual product liability complaints filed against us and/or our customers alleging damages associated with the ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and August 27, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas, Louisiana, and Michigan. The complaints include allegations such as subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised its opinion regarding PPA in November 2000. Two of the seven PPA claims involve products that were neither manufactured nor distributed by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

On February 1, 2006, the Company announced the promotion of Robert K. Reynolds, 49, to the position of Chief Operating Officer of the Company, effective immediately. Mr. Reynolds has served as Executive Vice President and Chief Financial Officer of the Company since January 2002 and will continue to serve as the Company's Chief Financial Officer until the Company appoints a new Chief Financial Officer.Prior to serving as Executive Vice President and Chief Financial Officer of the Company, Mr. Reynolds was Chief Executive Officer and Co-Founder of Luxul Corp, a wireless communications company, from 2000 to 2001, Chief Operating Officer and Chief Financial Officer of Weider Nutrition International Inc., a sports nutrition and vitamins, minerals and supplements ("VMS") manufacturer, from 1990 to 1999.

Item 6. Exhibits.

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2  Certification of Executive Vice President, Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1  Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2  Certification of Executive Vice President, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leiner Health Products Inc.

Date: February 7, 2006	By:	/s/ Robert K. Reynolds
Robert K. Reynolds
Executive Vice President, Chief Operating Officer and Chief Financial Officer