Form 10-K
period 2006-03-25
LEINER HEALTH PRODUCTS INC
filed 2006-06-23
CIK 1043055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 25, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-118532

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745
(Address of principal executive offices)	(Zip Code)

(310) 835-8400
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of September 24, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) is not applicable.

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

Common Stock, $0.01 par value, 1,000 shares outstanding as of March 25, 2006

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.

Form 10-K
For the Fiscal Year Ended March 25, 2006

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

In April 2004, Mergeco entered into a recapitalization agreement and plan of merger with us. The recapitalization was effected on May 27, 2004 by merging Mergeco with and into Leiner. Mergeco was a new corporation formed by the investment funds affiliated with Golden Gate Private Equity, Inc. (the “Golden Gate Investors”) and North Castle Partners III-A, L.P. (“NCP III-A”) and an affiliate of NCP III-A (the “North Castle Investors”) solely for the purpose of completing the recapitalization. Each share of the common stock of Mergeco became a share of our common stock. Pursuant to the recapitalization Mergeco issued senior subordinated notes and established a new senior credit facility. Immediately upon consummation of the recapitalization, the obligations of Mergeco under the new senior credit facility and the notes were assigned to and assumed by us. The recapitalization was accounted for as a recapitalization of Mergeco which had no impact on the historical basis of assets and liabilities as reflected in our consolidated financial statements. We are the surviving corporation in the merger. Each holder of our common stock then exchanged such stock for voting preferred stock of Holdings, a newly formed company that became our new parent company.

In September 2005, the Company acquired substantially all of the assets of Pharmaceutical Formulations, Inc. (“PFI”), a manufacturer of private label OTC products in the United States, related to its OTC pharmaceutical business (the “Acquisition”), except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”).

Fiscal year

Effective fiscal 2003, we changed our reporting period to a fifty-two/fifty-three week fiscal year. Our fiscal year end will fall on the last Saturday of March each year. Our fiscal years ended March 27, 2004, March 26, 2005, and March 25, 2006 were each comprised of 52 weeks.

General

We are the leading manufacturer of store brand VMS products and the second largest supplier of store brand OTC pharmaceuticals in the U.S. FDMC retail market, as measured by U.S. retail sales in 2005. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading FDMC retailers and focus on the fastest-growing of these retailers—the mass merchants and warehouse clubs. In addition to our primary VMS and OTC products, we provide contract manufacturing services to consumer products and pharmaceutical companies. We believe few competitors in the industry can provide our level of service, innovation, high quality and competitive pricing. In our view, the critical factor in the purchase decision of our customers is our reputation for high levels of customer service and for producing quality products that are safe, effective and manufactured to the highest industry standards.

We have the leading position in the estimated $1.6 billion VMS FDMC store brand market, as measured by U.S. retail sales in 2005, with an estimated 40% share. We estimate that we have a 44% share of the VMS store brand segment for Wal-Mart, Sam’s Club and Costco—three of the fastest-growing retailers in this market. We offer a wide breadth of products in VMS, including multi-vitamins, vitamins C and E and joint care products, as well as minerals and supplements. We sell our VMS products under our customers’ store brands as well as our own brand, Your Life®. We have created value for our VMS customers for over 20 years by identifying promising new store brand products, utilizing our product development and manufacturing expertise to allow them to bring these products to market quickly, often ahead of their competitors, and providing sales and marketing support.

We are the second largest supplier of OTC pharmaceuticals in the estimated $2.2 billion OTC FDMC store brand market, as measured by U.S. retail sales in 2005, with an estimated 23% share. Our products principally consist of analgesics, cough, cold and allergy medications and digestive aids. We sell our OTC pharmaceuticals under our customers’ store brands as well as our own brand, Pharmacist Formula®. Our current OTC products include the national brand equivalents of Advil® (ibuprofen), Aleve® (naproxen), Claritin® (loratadine), TUMS® (calcium antacid), Tylenol® (acetaminophen) and Zantac® (ranitidine). We have partnered with several pharmaceutical companies to manufacture and distribute OTC products.

We also provide contract manufacturing services to consumer products and pharmaceutical companies. We utilize our existing facilities, production equipment and personnel to manufacture and package products for our customers. We have entered into a long-term contract to provide contract manufacturing services to a leading multi-vitamin national brand under which we produced over 2.3 billion pills in fiscal year 2006. We believe our contract manufacturing services business allows us to drive profitability by increasing capacity utilization and leveraging our fixed costs. We believe our expertise in the VMS and OTC FDMC markets and our focus on high quality products and low-cost manufacturing will allow us to expand our existing relationships and gain new relationships with consumer products and pharmaceutical companies.

Products

The following table sets forth the net sales of our VMS, OTC and contract manufacturing services products from fiscal year 2004 through fiscal year 2006:

	Year Ended
	March 27, 2004%		March 26, 2005%		March 25, 2006%
	(dollars in thousands)

VMS products	$413,679	63%	$419,491	61%	$421,959	63%
OTC products	191,196	29%	213,402	31%	199,004	30%
Contract manufacturing services/Other	56,170	8%	52,008	8%	48,598	7%

Total	$661,045	100%	$684,901	100%	$669,561	100%

VMS Products. We offer a wide breadth of VMS products, including more than 258 products in approximately 1,845 SKUs in the United States. Our products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. Our vitamin products include national brand equivalents that compare to the dietary ingredients in Caltrate®, Centrum® and One-A-Day®, vitamin products such as vitamins C and E and folic acid, minerals such as calcium, supplements such as chondroitin, glucosamine, fish oil, Co-Q10 and herbal products. We sell VMS products primarily under our customers’ store names and estimate that store brands accounted for approximately 93.9% of our fiscal year 2006 VMS gross sales in the United States. In addition, our own brand, Your Life®, is the largest VMS brand provided to the U.S. military. For the fiscal year 2006, our VMS business comprised approximately 63% of net sales.

Vita Health produces approximately 116 different types of VMS products in approximately 411 different SKUs. However, the majority of Vita’s sales in this segment are concentrated in a few core products categories. The top 5 product categories, which comprise over one-half of Vita’s vitamin sales, are multivitamins, herbal products, supplement products, mineral products and vitamin C products.

OTC Products. We market more than 80 different OTC pharmaceutical products in approximately 950 different SKUs, including those products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories. Our current OTC products include national brand equivalents of Advil® (ibuprofen), Aleve® (naproxen), Claritin® (loratadine), TUMS® (calcium antacid), Tylenol® (acetaminophen) and Zantac® (ranitidine). We sell our OTC pharmaceuticals under our customers’ store brands as well as our own brand, Pharmacist Formula®. We have signed an agreement with Dr. Reddy’s Laboratories Limited (“Dr. Reddy’s Laboratories”) (NYSE: RDY), an emerging generic pharmaceutical company based in India, for the exclusive U.S. marketing rights for all Dr. Reddy’s Laboratories’ products that switch from prescription to OTC to take advantage of the anticipated wave of prescription drug patent expirations in the future.

Vita Health produces approximately 78 different types of OTC products in approximately 946 different SKUs. Vita’s OTC pharmaceutical sales are primarily analgesic products, digestive aids, cough and cold products, and allergy products. In Canada, there are two primary classes of analgesics products, those with codeine and those without. Vita produces both types of products.

Contract Manufacturing Services. We provide contract manufacturing and packaging services to consumer products and pharmaceutical companies. We utilize our existing facilities, production equipment and personnel to manufacture and package products for our customers, generally under long-term contracts.

Subject to a long-term exclusive agreement, we supply Bayer HealthCare LLC (“Bayer”) with some vitamin and mineral supplements under the One-A-Day® brand name. Since 2000, the business with Bayer has grown significantly, fueled by the introduction of new products and Bayer consumer advertising. New product concepts are developed in conjunction with Bayer’s Consumer Care input, and are then formulated, tested, and ultimately manufactured by us. New products have driven the business, led by One-A-Day WeightSmart™, One-A-Day CarbSmart™ and the introduction of One-A-Day Cholestrol™. Our contract manufacturing sales have declined since fiscal 2004 primarily due to decreases in certain new products sales which were launched in prior fiscal years by our key contract manufacturing customer. We expect our contract manufacturing services business to grow in fiscal 2007 as we have signed and/or expect to sign a number of major contracts with certain pharmaceutical companies.

Geographical Business Units

We operate under two separate geographical units, one in the United States and one in Canada. Our U.S. business consists of our U.S. operating subsidiaries, principally Leiner Health Products, LLC. Our Canadian business consists of Vita. Our U.S. operations consist of our corporate headquarters as well as five FDA approved facilities, which manufacture, package and distribute VMS and OTC solid dosage forms. For the fiscal year 2006, our U.S. operations generated approximately 91.8% of our net sales.

Vita is one of the leading manufacturers of store brand VMS and OTC products in Canada. Vita is located in Winnipeg, Manitoba, where it maintains manufacturing, packaging and distribution facilities. For the fiscal year 2006, Vita comprised approximately 8.2% of our net sales.

Customers

Our VMS and OTC store brand products are sold in all 50 states through over 50,000 outlets. These include nine of the 10 largest food retailers, the top six largest drug chains, all of the largest mass and dollar merchants and the top three warehouse clubs in the United States. In addition, Leiner is the number one VMS supplier to U.S. military outlets worldwide. In fiscal 2006, two customers accounted for approximately 44.1% and 23.5%, respectively, of our gross sales. However, our largest customer has two distinct retail divisions that, if viewed as separate entities, would constitute 24.2% and 19.9% of our gross sales for fiscal 2006. Each of our other major customers accounted for less than 10% of our gross sales for fiscal 2006. Our top ten customers in the aggregate accounted for approximately 86.7% of our gross sales for fiscal 2006.

Raw Materials

We purchase globally from third party suppliers of raw materials. We have multiple suppliers for most of our raw materials. For four of our top 10 raw materials, we purchase only from a single source. No supplier provided approximately more than 10% of the materials purchased during the fiscal year 2006 by us excluding purchases by Vita, our Canadian business.

Competition

The markets for our products are highly competitive. We compete on the basis of customer service, product quality, range of products offered, pricing and marketing support. In the VMS FDMC market, we believe that our major U.S. competitors are NBTY, Inc., Pharmavite LLC, Weider Nutrition International, Inc. and Perrigo Company. In the OTC FDMC market, we believe our major U.S. competitor is Perrigo Company. In the United States, we sell approximately 85.2% of our VMS products to FDMC retailers. We do not currently participate significantly in or sell to other channels such as health food stores, direct mail and direct sales and, therefore, may face competition from such alternative channels if more customers utilize these channels of distribution to obtain VMS products.

Employees

As of March 25, 2006, we had 1,995 full-time employees. Of these employees, 318 were engaged in executive or administrative capacities and 1,677 were engaged in manufacturing, packaging or distribution. In addition, we employed approximately 693 temporary workers. The large number of temporary workers gives us significant flexibility to adjust staffing levels in response to seasonal fluctuations in demand. Approximately 12.5% of our employees are represented by a collective bargaining agreement for Vita. We consider our relations with our employees to be good.

Research and Development

We conduct our research and development activities at our own manufacturing facilities located in Garden Grove, California, and Fort Mill, South Carolina, and with strategic third parties. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $5.7 million, $5.3 million and $4.6 million, in fiscal years 2004, 2005 and 2006, respectively.

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

In addition, DSHEA provides that some so-called “third party literature,” e.g., a reprint of a peer reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not “promote” a particular manufacturer or brand of dietary supplement; and a balanced view of the available scientific information on the subject matter must be presented and must not have appended to it any other information. There can be no assurance, however, that all third party literature that we would like to disseminate in connection with our products will satisfy each of these requirements, and our failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

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

OTC Pharmaceuticals. The majority of our OTC pharmaceuticals are regulated under the OTC Monograph System and are subject to some FDA regulations. Under the OTC Monograph System, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of a New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) prior to marketing. The FDA OTC Monograph System includes well-known ingredients and specifies requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC Monograph System must conform to specific quality and labeling requirements; however, these products generally may be developed under fewer restrictive conditions than those products that require the filing of an NDA or ANDA. It is, in general, less costly to develop and bring to market a product produced under the OTC Monograph System. From time to time, adequate information may become available to the FDA regarding some drug products that will allow the reclassification of those products as generally recognized as safe and effective and not misbranded and, therefore, no longer requiring the approval of an NDA or ANDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular product should it be reclassified to the OTC Monograph System. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for some products.

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

We are also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the Drug Enforcement Administration (“DEA”) to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. The Comprehensive Methamphetamine Control Act of 1996 amended the Controlled Substances Act to establish specified registration, recordkeeping and reporting requirements for manufacturers and distributors of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or phenylpropanolamine (“PPA”). While some of our OTC pharmaceutical products contain pseudoephedrine, our products contain neither ephedrine, a chemical compound that is distinct from pseudoephedrine, nor PPA. Pseudoephedrine is a common ingredient in decongestant products manufactured by us and other pharmaceutical companies. We have discontinued all products containing PPA. We believe that we are in compliance with all applicable DEA requirements.

On March 9, 2006, President Bush signed into Law the USA Patriot Act, of which Title VII is the Combat Methamphetamine Epidemic Act (CMEA) of 2005. The CMEA imposes restrictions on the retail sale of all cough and cold products that contain the methamphetamine precursor chemicals ephedrine, pseudoephedrine and phenylpropanolamine. It also limits the amounts of these products that consumers can purchase within a 30-day period. The Act impacts Leiner in that manufacturers and repackagers of pseudoephedrine-containing products must submit quota procurement requests to the DEA on an annual basis. These quota requests will need to identify the amount of psuedoephedrine active ingredient and finished dosage forms that Leiner will expect to handle/process in our facilities. As this quota procurement program is new, there is no assurance that DEA will approve Leiner's quota requirements.

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

The USP has adopted standards for vitamin and mineral dietary supplements that are codified in the USP Monographs and the USP Manufacturing Practices. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. While USP standards for vitamin and mineral dietary supplements are voluntary and not incorporated into federal law, our customers may demand that products supplied to them meet these standards. Label claims of compliance with the USP may expose a company to FDA scrutiny for those claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of our products labeled USP meet the USP standards.

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

ITEM 1A.  RISK FACTORS

Unfavorable research and negative publicity could adversely affect our sales of VMS products.

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

Some recent studies relating to some antioxidants have produced results contrary to the favorable indications of other prior and subsequent studies. For example, vitamin E sales declined significantly since fiscal 2005 due to negative media reports. The scientific research to date with respect to antioxidants and some other of our VMS products is not conclusive, and future scientific results and media attention may not be favorable or consistent. In the event of future scientific results or media attention that is perceived by our consumers as less favorable or that questions earlier research or publicity, our sales of VMS products could be materially adversely affected. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefit of our or similar products or that claims that any such products are ineffective could have a material adverse effect on our financial position, results of operations or cash flows.

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

Our Natural Health Products (NHP) requires regulatory approval in the form of a DIN-HM or NPN issued by Health Canada. Approvals are based on formulation and evidence of safety and efficacy. All of our products in the NHP category must comply with the Good Manufacturing Practices and Site Licensing requirements per the Natural Health Product Regulations under the Canadian Food and Drugs Act.

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

In fiscal 2006, our two largest customers accounted for approximately 44.1% and 23.5%, respectively, of our gross sales. Our top 10 customers, in the aggregate, accounted for approximately 86.7% of our gross sales for fiscal 2006. Retail customers in our industry do not generally offer or enter into long-term sales contracts with their suppliers. Consequently, we do not have long-term sales contracts with most of our retail customers. Should our relationship with one or more of our major customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Furthermore, the impact of retailer consolidation could have an adverse impact on future sales growth. Should one of our major customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.

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

We purchase from third-party suppliers some important ingredients and products that we cannot manufacture. We currently have supply agreements with several suppliers of most of these ingredients and products. However, in some instances, including for four of our top 10 raw materials, we purchase only from a single source. Furthermore, our suppliers and vendors may not provide these ingredients and products in the quantities requested, in a timely manner or at a price we are willing to pay. An unexpected interruption of supply could materially adversely affect our financial position, results of operations or cash flows. A loss of any of our key single source suppliers could have a material adverse effect on our financial position, results of operations or cash flows.

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

In addition, we expect that the FDA may soon adopt its proposed rules on good manufacturing practices in manufacturing, packaging or holding dietary ingredients and dietary supplements. Our suppliers and vendors may be subject to, and may not be able to comply with, these regulations. Even if our suppliers and vendors are able to comply with these regulations, their compliance may increase the cost of some ingredients and products that we purchase from them.

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

Our attempts to protect our trademarks and other intellectual property in the United States and in the foreign countries in which we operate through a combination of trademark, patent and trade secret laws and nondisclosure agreements may be insufficient. In addition, because of the differences in foreign trademark, patent and other intellectual property laws, our intellectual property rights may not receive the same protection in foreign countries as they would in the United States.

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

The packaging of some of our branded products identifies nationally branded products with which our products are comparable. In addition, the formulations for our store brand products are comparable to the national brands with which they compete. We have received letters from other companies alleging that our trademarks, trade dress and/or patents have infringed their intellectual property which could subject us to legal actions in the future.

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

A supplier of chocolate laxatives to us, which also manufactures its own national brand laxatives, has been served with many complaints regarding product liability. The complaints allege a variety of injuries including bowel impaction, dependence and colon issues. Pursuant to our supply agreement, the supplier has asked us for indemnification regarding 47 of the individual complaints and one class action complaint.

A complaint has been filed against 40 defendants, including us, alleging business practice violations in connection with the manufacture, labeling and sale of kava kava products. We no longer manufacture or distribute products containing kava kava.

In addition, on February 6, 2004, the FDA issued a regulation prohibiting the sale of dietary supplements containing ephedrine alkaloids (“ephedra”). We and some of our predecessors have sold products containing ephedra. Although several claims have been filed against other manufacturers and distributors of products containing ephedra, the only complaint against us concerns a product that was not manufactured by us and for which we received a voluntary dismissal without prejudice. Other claims may be filed against us in the future. In addition, we briefly manufactured products containing bitter orange, an ephedra alternative.

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

The operation of our business requires managerial and operational expertise. Our future success depends to a significant degree upon the continued contributions of our senior management, many of whom would be difficult to replace. We do not have employment contracts with several of our executive officers, including our Chief Executive Officer. If, for any reason, key personnel do not continue to be active in our management, such loss could have a material adverse effect on our financial position, results of operations or cash flows.

Rising insurance costs and changes in the availability of insurance could have a material adverse effect on our financial position, results of operations or cash flows.

We maintain insurance, including property, general and product liability, workers’ compensation and directors’ and officers’ liability, to protect ourselves against potential loss exposures. To the extent that losses occur, there could be a material adverse effect on our financial position, results of operations or cash flows depending on the nature of the loss and the level of insurance coverage. Deductible or retention amounts may increase and coverages may be reduced in the future. For example, since June 2004, we no longer have product liability coverage for new claims related to the use of PPA.

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

We have substantial indebtedness. As of March 25, 2006, we had approximately $402.6 million of total indebtedness. In addition, subject to restrictions in the indenture and our New Credit Facility, we may incur additional indebtedness. In particular, as of March 25, 2006, we have $35.4 million of additional borrowing capacity under the revolving portion of our New Credit Facility, net of $9.6 million of outstanding letters of credit.

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

We expect to pay our expenses and the principal and interest on the Notes, our New Credit Facility and other debt from cash flow from our operations and from additional loans under our New Credit Facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the Notes) and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the Notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our New Credit Facility and the indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Notes and our ability to pay principal of and interest on the Notes.

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

As of March 25, 2006, the Notes and the guarantees were subordinated to $252.6 million of senior debt, and $35.4 million was available for borrowing as additional senior debt under the revolving portion of our New Credit Facility, net of $9.6 million of outstanding letters of credit. We are permitted to incur substantial additional indebtedness, including senior debt, in the future under the terms of the indenture.

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

Our foreign subsidiaries are not guaranteeing the Notes. Claims of creditors of the non-guarantor subsidiaries, including trade creditors, secured creditors and creditors holding indebtedness, and claims of preferred stockholders (if any) of the non-guarantor subsidiaries, will generally have priority with respect to their assets and earnings over the claims of creditors of our company, including holders of the Notes, even if the obligations of the subsidiaries do not constitute senior indebtedness, except to the extent that the issuer is itself recognized as a creditor of the subsidiary, in which case the claims of the issuer would still be subordinate to any security in the assets of the subsidiary and any indebtedness of the subsidiary senior to that held by the issuer. As of March 25, 2006, our non-guarantor subsidiaries had $5.4 million of liabilities (including trade payables) outstanding.

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

The Golden Gate Investors and the North Castle Investors each own or control 49.6% (46.8% including our delayed delivery share awards and Series C preferred stock) of the voting power of the outstanding shares of our new parent company. The Golden Gate Investors and the North Castle Investors effectively control the outcome of matters requiring a stockholder vote, including the election of directors. Moreover, under the terms of a stockholders agreement, the Golden Gate Investors and the North Castle Investors possess approval rights over some significant transactions that may be pursued by us, including mergers or sales.

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

The Notes are guaranteed by all of our existing and future domestic restricted subsidiaries. The Notes and guarantees may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or reorganization case or lawsuit is commenced by or on behalf of our or one of a guarantor’s unpaid creditors. Under these laws, if a court were to find in such a bankruptcy or reorganization case or lawsuit that, at the time the issuer of Notes incurred the debt evidenced by the Notes or any guarantor issued a guarantee of the Notes:

•	it received less than reasonably equivalent value or fair consideration for issuing the Notes or the guarantee, as applicable, and at the time;
•	it was insolvent or rendered insolvent by reason of issuing the Notes or the guarantee, as applicable;
•	it was engaged, or about to engage, in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business;

•	it intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature;
•	it was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied; or
•	it issued the Notes or the guarantee, as applicable, to delay, hinder or defraud present or future creditors,

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The following table sets forth the location, type of facility, square footage and ownership interest in each of our principal facilities. We also lease certain additional office space throughout the United States.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Date of Lease Expiration
Fort Mill, SC	Manufacturing, Packaging and Distribution	680,000	Leased	8/31/2013
Carson, CA	HQ, Sales, Packaging, Distribution	488,000	Leased	3/31/2014
Winnipeg, Manitoba	Manufacturing, Packaging,	185,000	Owned	-
	Distribution	34,500	Leased	8/31/2008
Garden Grove, CA	Manufacturing	165,000	Leased	12/31/2011
Wilson, NC	Manufacturing	125,000	Owned	-
Valencia, CA	Manufacturing	52,500	Leased	8/31/2012

We believe that our facilities and equipment are generally well maintained and in good operating condition.

Our active manufacturing and distribution facilities consist of approximately 1.7 million square feet of owned or leased plant and office facilities in six locations, in three U.S. states and one Canadian Province. We are one of the largest manufacturers in the North American vitamin products industry and are capable of packaging over 40.8 billion doses each year.

We have four U.S. manufacturing facilities, which are located in Garden Grove, California, Valencia, California, Wilson, North Carolina and Fort Mill, South Carolina. The primary manufacturing facilities for our vitamin products and OTC pharmaceuticals are our 165,000 square foot Garden Grove plant, our 125,000 square foot Wilson plant and our 680,000 square foot Fort Mill facility. In the event of a catastrophic casualty to one of our primary vitamin or OTC tableting facilities, we have the ability to shift production to other facilities. In fiscal 2006, we operated two packaging and distribution facilities in the U.S., which are located in Carson, California and Fort Mill, South Carolina.

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

Product Liability

There are currently seven pending individual product liability complaints filed against us and/or our customers alleging damages sustained from ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and August 27, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas, Louisiana and Michigan. The complaints include allegations such as subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised their opinion regarding PPA in November 2000. Two of the seven PPA claims involve products that were neither manufactured nor distributed by us.

A supplier of chocolate laxatives to us, which also manufactures its own national brand laxatives, has been served with many product liability complaints. The complaints allege a variety of injuries including bowel impaction, dependence and colon issues. Pursuant to our supply agreement, the supplier has asked us for indemnification for 47 individual complaints and one class action complaint.

In addition, on February 6, 2004, the FDA issued a regulation prohibiting the sale of dietary supplements containing ephedra. We and some of our predecessors have sold products containing ephedra. Although claims have been filed against other manufacturers and distributors of products containing ephedra, the only complaint against us concerns a product that was not manufactured by us and for which we have received a voluntary dismissal without prejudice. In addition, we briefly manufactured products containing bitter orange, an ephedra alternative.

Breach of Contract

A supplier of Chondroitin supplied sub-potent product to us which was partially paid prior to the discovery of the quality issues. This material was not incorporated into finished products that were supplied to customers. We filed a complaint against the manufacturer in the Supreme Court of the State of California, County of Orange, alleging breach of contract and negligence among other claims. The supplier filed a counter-claim against us for breach of contract due to our refusal to pay the outstanding balance owed for the product. This matter is currently in discovery.

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

On September 28, 2005, we received a cease and desist letter from attorneys for Vital Basics, Inc. alleging that our Focus Smart® trademark and tradedress infringed their Focus Factor trademark and tradedress rights. We revised the tradedress for the product sold at one of our retail customers, but we do not believe there are any other valid infringement claims. On June 6, 2006, we received a notice from attorneys for Vital Basics, Inc. alleging that our Focus Smart® formulation infringes the patent application of their Focus Factor® dietary supplement. In a letter dated June 9, 2006, our outside patent counsel informed counsel for Vital Basics, Inc. that its patent infringement claim is without merit. In the event Vital Basics, Inc. sues us in court for this alleged infringement, we will defend such claim vigorously.

Other Civil Litigation

On December 22, 2005, a complaint was filed in the District Court for Cotton County in the State of Oklahoma against 5 manufacturers including us, 7 retailer companies and 1 individual. The complaint, which has not been served on us to date, alleges that pseudoephedrine manufacturers and retailers knew or should have known that pseudoephedrine is illegally used to manufacture methamphetamine and that it is foreseeable that such illegal use would result in the death of a police officer.

From time to time, we are involved in other various legal proceedings arising in the ordinary course of our business operations, such as personal injury claims, employment matters, intellectual property and contractual disputes.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for our Common Stock. All of the outstanding shares of our Common Stock are held by Leiner Holdings Corp. We did not pay any dividends in fiscal 2006.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our consolidated financial statements. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Effective fiscal 2003, we changed our reporting period to a 52-week or 53-week fiscal year, falling on the last Saturday in March each year. Each of the fiscal years ended March 29, 2003, March 27, 2004, March 26, 2005 and March 25, 2006 were comprised of 52-week periods.

	Year Ended
	March 31, 2002	March 29, 2003 (1)	March 27, 2004	March 26, 2005	March 25, 2006
	(dollars in thousands)
Consolidated Statement of Operations Data:
Net sales	$585,625	$574,281	$661,045	$684,901	$669,561
Cost of sales	467,047	430,090	486,554	512,871	533,215
Gross profit	118,578	144,191	174,491	172,030	136,346
Marketing, selling and distribution expenses	54,110	48,600	56,448	58,532	58,444
General and administrative expenses	59,119	43,931	41,041	34,134	35,725
Research and development expenses	6,223	5,487	5,670	5,299	4,551
Amortization of goodwill and other intangibles	6,682	1,585	447	250	638
Restructuring charges	4,440	(245)	-	-	3,836
Recapitalization expenses	-	-	-	87,982	-
Other operating expense (income) (2)	(27,446)	(77,708)	1,528	2,386	1,113
Operating income (loss)	15,450	122,541	69,357	(16,553)	32,039
Loss from investment in joint venture	274	-	-	-	-
Interest expense, net	34,951	18,809	18,954	32,346	36,869

Income (loss) before income taxes	(19,775)	103,732	50,403	(48,899)	(4,830)
Provision for (benefit from) income taxes	(10,248)	15,587	11,347	(987)	(1,062)
Income (loss) before extraordinary item and cumulative
effect of change in accounting principle	(9,527)	88,145	39,056	(47,912)	(3,768)
Extraordinary gain, net	-	68,106	-	-	-
Cumulative effect of change in accounting principle, net	-	(10,521)	-	-	-
Net income (loss)	(9,527)	145,730	39,056	(47,912)	(3,768)
Accretion on preferred stock	-	(8,083)	(12,105)	(39,212)	-
Net income (loss) attributable to common shareholders	$(9,527)	$137,647	$26,951	$(87,124)	$(3,768)
Other Financial Data:
Cash flow from (used in) operating activities	$31,171	$87,368	$37,766	$(39,605)	$19,301
Cash flow from (used in) investing activities	386	(8,807)	(13,175)	(20,935)	(35,601)
Cash flow from (used in) financing activities	(37,791)	(82,851)	(9,834)	40,867	10,980
Capital expenditures	1,325	5,648	10,413	17,991	13,244
Consolidated Balance Sheet Data (as of end of period):
Cash and cash equivalents	$21,236	$17,547	$33,824	$16,951	$7,731
Working capital	71,406	103,805	135,928	135,643	134,680
Total assets	333,460	337,529	387,727	416,798	416,098
Total debts	336,287	174,630	171,006	396,526	402,617
Series A redeemable preferred stock	-	28,083	40,188	-	-
Shareholders' equity (deficit)	(127,649)	23,183	51,014	(122,974)	(115,082)
________________________
(1) We consummated a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and emerged from court protection on April 19, 2002.
(2) Other operating expense (income) includes $40,778 and $98,380 in fiscal 2002 and 2003, respectively, representing settlement awards received in connection with an antitrust suit against some of our raw material suppliers, net of legal and consulting fees and other costs of approximately $9,930 and $19,186, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise the terms “our company”, “we”, “our”, and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. of Canada (“Vita”), a wholly owned subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements contained elsewhere in this report. We report on a 52-week or 53-week fiscal year, falling on the last Saturday in March each year. Each of the fiscal years ended March 27, 2004, March 26, 2005 and March 25, 2006 were comprised of 52-week periods.

Overview

We are the leading manufacturer of store brand vitamins, minerals and nutritional supplements (“VMS”) products and the second largest supplier of store brand over-the-counter (“OTC”) pharmaceuticals in the U.S. Food, drug and mass merchant and warehouse club (“FDMC”) retail market, as measured by U.S. retail sales in 2005. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading FDMC retailers and focus on the fastest-growing of these retailers—the mass merchants and warehouse clubs. In addition to our primary VMS and OTC products, we provide contract manufacturing services to consumer products and pharmaceutical companies.

We generated 62.7%, 61.2% and 63.0 % of our net sales from VMS products and 28.9%, 31.2% and 29.7% of our net sales from OTC products in fiscal 2004, 2005 and 2006, respectively. Contract manufacturing services accounted for 8.3%, 7.6% and 7.3% of our net sales in fiscal 2004, 2005 and 2006, respectively. Our VMS products include multi-vitamins, vitamins C and E, joint care products, as well as minerals and supplements. Our OTC products principally consist of analgesics, cough, cold and allergy medications and digestive aids. Most of our products are manufactured for our customers to sell as their own store brands, although we also sell our VMS products under our own Your Life® brand and our OTC products under our own Pharmacist Formula® brand.

We believe that trends in the VMS and OTC FDMC store brand markets are the most significant trends impacting our financial performance. We estimate that over the last 10 years, the VMS FDMC and OTC FDMC markets have grown to approximately $4.0 billion and $10.7 billion, respectively, as measured by 2005 retail sales. Over the same period, we estimate that the VMS FDMC market has grown at a compound annual growth rate of approximately 6.7% and the OTC FDMC market has grown at a compound annual growth rate of approximately 4.2%. Within the VMS FDMC and OTC FDMC markets, store brands have grown faster than national brands. Over the last 10 years, we estimate that the VMS FDMC store brand market has grown at a compound annual growth rate of approximately 9.5% and the OTC FDMC store brand market has grown at a compound annual growth rate of approximately 7.1%. This growth in the VMS and OTC FDMC markets is driven by (1) the aging of the U.S. population and the increased life expectancy, (2) the increase in healthcare costs, which has driven managed care companies and legislators to seek to enhance the availability of lower cost healthcare alternatives such as OTC drugs and generic drugs, and (3) what we believe is the increasing use by Americans of self-care techniques prior to seeing a doctor. In addition, the growth experienced in the last several years in the VMS FDMC market has also been based on national media attention in regards to recent scientific research suggesting potential health benefits from regular consumption of some VMS products. However, as has been the case in the past, negative scientific research or publicity concerning the health benefits of vitamin consumption could adversely impact the growth of the VMS market. The highly publicized GAIT study has had only a slightly positive effect on sales of our joint care products. However, the recent positive publicity in “Consumer Reports” on joint care products has had a marked positive effect on our sales.

We operate under two separate geographical units, one in the United States and one in Canada. Our U.S. business consists of our U.S. subsidiaries, principally Leiner Health Products, LLC. Our Canadian business consists of Vita Health Products Inc. (“Vita”).

Vita is one of the leading manufacturers of store brand VMS and OTC products in Canada. Vita generated 32.2%, 33.4% and 33.9% of its net sales from VMS products and 66.1%, 65.8% and 65.3% of its net sales from OTC products, respectively, for the fiscal years 2004, 2005 and 2006. Vita’s contract manufacturing services accounted for 1.7%, 0.8% and 0.8% of its net sales for the fiscal years 2004, 2005 and 2006, respectively.

Vita is located in Winnipeg, Manitoba, where it maintains manufacturing, packaging and distribution facilities. For the fiscal years 2004, 2005 and 2006, Vita comprised 8.9%, 10.8% and 8.2% of our net sales, respectively.

General

We generate revenue through the sale of our manufactured products and the distribution to customers of products manufactured by third parties. In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met upon receipt of products by the customer. Our net sales represent gross sales invoiced to customers less certain related charges for contractual allowances, estimated future chargebacks and estimated product returns. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales. Cost of sales includes all direct material and labor costs and indirect costs such as indirect labor, depreciation, insurance and supplies. Selling, general and administrative expenses (“SG&A”) consist of: (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. Research and development expenses (“R&D”) include the costs associated with developing new products.

Restructuring charges relate to severance and other related costs incurred in connection with the workforce reduction in fiscal 2006.

Other operating expense primarily relate to the professional fees incurred in connection with the Amendment and the settlement of a supplier dispute. For further details see notes 10 and 16 to our audited consolidated financial statements included elsewhere in this report.

Amendments to our New Credit Facility

In connection with our acquisition of certain OTC assets of Pharmaceutical Formulations, Inc. (“PFI”), which is discussed below and to provide us with operating flexibility, we obtained Amendment No. 1 and Acknowledgement (“Amendment”) from our senior lenders under the New Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”) for approximately $22.9 million in cash as a Permitted Acquisition. The Amendment, among other things, (a) modified the “applicable margin” rate, (b) modified existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20.0 million, the equity sponsors have committed to contributing to us an additional $6.5 million in equity, and (d) modified the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the condensed consolidated balance sheet at March 25, 2006. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility. For additional details, see “-Covenant Restrictions” and “−Credit Agreement EBITDA” below.

Acquisition

On September 9, 2005, we entered into an agreement to acquire substantially all of the assets of PFI, a manufacturer of private label OTC products in the United States, related to its OTC pharmaceutical business (the “Acquisition”), except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”). The Acquisition is expected to broaden our existing customer base, expand our OTC product offerings, and increase our manufacturing scale.

On September 26, 2005, we acquired these assets for a purchase price consisting of (i) approximately $22.9 million in cash, and (ii) the assumption by us of certain related liabilities, including trade payables related solely to the PFI Business. The purchase price was funded, in part, by a $13.0 million capital contribution from our ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current stockholders. The balance of the purchase price was funded from our Revolving Facility.

On March 7, 2006, we reached a final settlement agreement with PFI on the working capital adjustment provided for in the acquisition agreement and, as a result, PFI paid us $1.5 million. We recorded the final adjustments to the purchase price allocation during the fourth quarter of fiscal 2006. The allocation and valuation of purchase price is determined by management based on many factors, including a valuation performed by a third-party valuation firm. Acquired intangibles totaling $5.8 million represents the fair value of customer base and accelerated new drug applications. These intangibles are being amortized over their estimated useful lives of five years.

The Components of the purchase price and the allocation are as follows (in millions):

Consideration and acquisition costs:
Cash paid to PFI	$22.9
Acquisition costs	1.5
Working capital adjustment	(1.5)
$22.9

Allocation of purchase price:
Current assets	$13.8
Property, plant and equipment	2.4
Acquired intangibles	5.8
Goodwill	5.8
Other liabilities assumed	(4.9)
$22.9

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal 2005 and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in millions):

	Year ended
	March 26, 2005	March 25, 2006
Net sales	$747.5	$698.2
Operating income (loss)	(24.5)	24.7
Net loss	(56.2)	(11.2)

Recapitalization (“Recapitalization”)

On April 15, 2004, Mergeco entered into a recapitalization agreement and plan of merger with us. The Recapitalization was effected on May 27, 2004 by merging Mergeco with and into our company. Mergeco was a new corporation formed by the Golden Gate Investors and the North Castle Investors, solely for the purpose of completing the Recapitalization. Each share of the common stock of Mergeco became a share of our common stock. We are the surviving corporation in the merger. Each holder of our common stock then exchanged such stock for voting preferred stock of Holdings, a newly formed company that became our new parent company. As a result of the Recapitalization, excluding the delayed delivery share awards, the Golden Gate Investors and the North Castle Investors each own or control 49.6% of Holdings. Including delayed delivery share awards made in connection with the Recapitalization and issuance of Series C preferred stock in connection with the PFI Business acquisition, the Golden Gate Investors and the North Castle Investors each own or control 46.8% of Holdings, and our management and certain former employees own equity in Holdings, constituting 6.4% of Holdings. In connection with the Recapitalization, Mergeco entered into a new senior credit facility (“New Credit Facility”), consisting of a $240.0 million term loan, which we refer to as the “new term loan B” and a $50.0 million revolving credit facility (“Revolving Facility”), under which $5.0 million was borrowed immediately after the Recapitalization by Mergeco. In addition, Mergeco issued $150.0 million of 11% senior subordinated notes due 2012 (“Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and the Notes were assigned to and assumed by us. The Recapitalization was accounted for as a recapitalization of Mergeco which had no impact on the historical basis of assets and liabilities as reflected in our consolidated financial statements.

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

Results of operations for foreign subsidiaries expressed in functional currencies other than the U.S. dollar are translated using average exchange rates during the year. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date and the resulting translation adjustments are recognized as a separate component of shareholder’s equity (deficit). Gains and losses arising from foreign currency transactions are recognized in the statement of operations as incurred.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the fiscal years 2004, 2005 and 2006.

	Percentage of Net Sales
	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.6	74.9	79.6
Gross profit	26.4	25.1	20.4
Marketing, selling and distribution expenses	8.5	8.5	8.7
General and administrative expenses	6.2	5.0	5.3
Research and development expenses	0.9	0.8	0.7
Amortization of other intangibles	0.1	-	0.1
Restructuring charges	-	-	0.6
Recapitalization expenses	-	12.9	-
Other operating expense	0.2	0.3	0.2
Operating income (loss)	10.5	(2.4)	4.8
Interest expense, net	2.9	4.7	5.5
Income (loss) before income taxes	7.6	(7.1)	(0.7)
Provision for (benefit from) income taxes	1.7	(0.1)	(0.1)
Net income (loss)	5.9	(7.0)	(0.6)
Accretion on preferred stock	(1.8)	(5.7)	-
Net income (loss) attributable to common shareholders	4.1%	(12.7)%	(0.6)%

Fiscal 2006 Compared to Fiscal 2005

Net Sales were $669.6 million in fiscal 2006, a decrease of $15.3 million, or 2.2%, from $684.9 million in fiscal 2005. The decrease in net sales for the year reflects the lower sales of higher margin vitamin E, the absence of branded new product sales in fiscal 2006, the adjustment of inventory levels by retailers, the decision by a competitive OTC supplier in Canada to supply retail customers directly on selected items and lower sales of analgesics and multivitamins products in Canada. In addition, net sales in fiscal 2006 were impacted by the reserves established for customer returns and higher future chargeback expenses related to certain branded products in the first quarter of fiscal 2006. The decline in net sales was partly offset by higher sales of lower margin joint care products and $17.4 million sales of PFI acquired products. The net sales of vitamin E decreased by approximately $20.4 million in fiscal 2006 compared to the same period of fiscal 2005. Our product mix continued to move away from higher margin vitamin E and into an increased share of lower margin natural, store brand, joint care products.

U.S. net sales were $614.7 million in fiscal 2006, an increase of $3.7 million, or 0.6% from $610.9 million in fiscal 2005. The U.S. year-to-year increase for the fiscal year 2006 was the result of higher sales of joint care products and the sales of PFI acquired products partly offset by lower sales of vitamin E, absence of branded new products sales in fiscal 2006, the adjustments of inventory levels by retailers, and the establishment of reserves for product returns and higher future chargeback expenses related primarily to certain branded products in the first quarter of fiscal 2006.

Net sales attributable to our Canadian operations were $54.9 million in fiscal 2006, a decrease of $19.1 million, or 25.8%, from $74.0 million in fiscal 2005. The Canadian year-to-year decrease for the fiscal year 2006 resulted from the decision by a competitive OTC supplier in Canada to supply retail customers directly on selected items and lower sales of analgesics and multivitamin products in Canada.

Regarding our three principal product categories:

•
VMS products net sales were $422.0 million in fiscal 2006, an increase of $2.5 million, or 0.6%, from $419.5 million in fiscal 2005. The VMS category was impacted in fiscal 2006 by product mix changes, the absence of branded new products sales, the establishment of reserves for product returns, higher future chargebacks expenses and lower sales in Canada as described above.

•
OTC product net sales were $199.0 million in fiscal 2006, a decrease of $14.4 million, or 6.7%, from $213.4 million in fiscal 2005. The decrease was primarily attributable to price adjustments in our Loratadine products in the U.S. and lower sales of OTC products in Canada. In addition, the decrease in sales of our OTC products was partly offset by $17.4 million sales of PFI acquired products.

•
Contract manufacturing services net sales were $48.6 million in fiscal 2006, a decrease of $3.4 million, or 6.6% from $52.0 million in fiscal 2005. The decrease was primarily due to a decline in new product sales in fiscal 2006 by our key contract manufacturing customer. We expect our contract manufacturing services business to grow in fiscal 2007 as we have signed and/or expect to sign a number of major contracts with certain pharmaceutical companies.

Cost of sales was $533.2 million, or 79.6% of net sales, in fiscal 2006, an increase of $20.3 million, or 4.0%, from $512.9 million, or 74.9% of net sales, in fiscal 2005. The increase in cost of sales as a percentage of net sales in fiscal 2006 is principally due to the decline in sales of higher margin vitamin E, the building of market share in other key product categories with lower margins such as joint care products, price adjustments in our Loratadine products, and higher costs incurred in connection with the PFI acquired inventory.

Gross profit was $136.3 million, or 20.4% of net sales, in fiscal 2006, a decrease of $35.7 million, or 20.7%, from $172.0 million, or 25.1% of net sales in fiscal 2005. The decrease in gross profit as a percentage of net sales in fiscal 2006 is primarily due to continued movement in our product mix away from higher margin products such as vitamin E and into lower margin joint care products, reserves established for product returns and higher future chargeback expenses related to certain branded products, price adjustments in our Loratadine products, and higher costs incurred in connection with the PFI acquired inventory as described above. Our gross profit in the second half of fiscal 2006 was 23.8% compared to 16.5% in the first half of fiscal 2006. We expect that the gross profit we achieved in the second half of fiscal 2006 to remain steady during the first half of fiscal 2007.

SG&A, as defined above under “General,” were $94.2 million, or 14.1% of net sales, in fiscal 2006, an increase of $1.5 million, or 1.6%, from $92.7 million, or 13.5% of net sales, in fiscal 2005. The fiscal 2005, SG&A included the expenditures incurred on management reorganization of approximately $2.0 million. Excluding expenditure on management reorganization, the SG&A in fiscal 2006 increased by $3.5 million compared to fiscal 2005. The increase in SG&A was primarily driven by higher incentive compensation, freight, outside commissions, depreciation charges, and PFI integration costs.

R&D expenses were $4.6 million in fiscal 2006, a decrease of $0.7 million compared to fiscal 2005 due primarily to lower compensation, new product development and product testing activities compared to the same periods in the prior year.

Amortization of other intangibles was $0.6 million in fiscal 2006, an increase of $0.4 million, from $0.3 million in fiscal 2005. The increase was primarily attributable to PFI acquired intangibles.

The restructuring charges of $3.8 million in fiscal 2006 reflect severance and other related costs resulted from our continued drive to control expenses by reducing head count. We eliminated approximately 104 positions in fiscal 2006. The restructuring charges include the severance accrued for the president, who resigned effective March 31, 2006.

The Recapitalization expenses of $88.0 million in fiscal 2005 consist primarily of compensation expenses related to the in-the-money value of stock options and other equity rights issued to certain management personnel of $54.3 million, management bonuses of $1.0 million, and expenses incurred in connection with our capital raising activities of $32.7 million.

Other operating expenses were $1.1 million in fiscal 2006, a decrease of $1.3 million compared to fiscal 2005. Other operating expense in fiscal 2006 decreased primarily due to lower management fees of $2.0 million offset by the receipt of $0.8 million from the settlement of a supplier dispute. The management fees in fiscal 2006 primarily represent professional fees incurred in connection with the Amendment.

In fiscal 2006, net interest expense of $36.9 million represents an increase of $4.5 million, compared to fiscal 2005. The increase in fiscal 2006 was primarily due to an increase in average interest rate charged on the average outstanding indebtedness, higher level of indebtedness itself, and the full year impact of the increase in our average outstanding indebtedness. The prior year interest expense included the expense related to the accelerated amortization of deferred financing charges related to our old credit facility that was repaid in connection with the fiscal 2005 recapitalization.

We recorded an income tax benefit for the fiscal year 2006 of $1.1 million or a 22% effective rate compared to a provision of $1.0 million or a 2% effective rate in fiscal 2005. During fiscal 2006 there were certain adjustments to valuation allowances, contingent tax liabilities and other deferred tax attributes which accounts for the difference between fiscal 2006 and 2005 effective rates.

Primarily as a result of factors discussed above, net loss of $3.8 million was recorded in fiscal 2006 compared to a net loss of $47.9 million in fiscal 2005. Excluding the Recapitalization expenses of $88.0 million, and the related tax impact of $14.6 million, net income would have been approximately $25.5 million in fiscal 2005.

Credit Agreement EBITDA was $74.8 million in fiscal 2006 compared to the Credit Agreement EBITDA of $88.4 million in fiscal 2005. The decline in Credit Agreement EBITDA was primarily driven by the shift in product mix, the adjustment of inventory levels by retailers, and decline in our Canadian sales. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “−Covenant Restrictions” and “−Credit Agreement EBITDA” below.

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

Regarding our three principal product categories:

•
VMS products net sales were $419.5 million in fiscal 2005, an increase of $5.8 million, or 1.4%, from $413.7 million in fiscal 2004. The VMS category was impacted in fiscal 2005 by the launch of new products in the U.S. and Canada as described above, partially offset in the U.S. by the pronounced product mix changes mentioned above. We expect the transition of vitamin E sales to joint care sales to continue in fiscal 2006.

•
OTC product net sales were $213.4 million in fiscal 2005, an increase of $22.2 million, or 11.6%, from $191.2 million in fiscal 2004. The increase was primarily attributable to higher sales of analgesic products and the annualized effect of the Loratadine 10mg launched in fiscal 2004.

•
Contract manufacturing services net sales were $52.0 million in fiscal 2005, a decrease of $4.2 million, or 7.4% from $56.2 million in fiscal 2004. The decrease was primarily due to a decline in new product sales in fiscal 2005 by our key contract manufacturing customer.

Cost of sales was $512.9 million, or 74.9% of net sales, in fiscal 2005, an increase of $26.3 million, or 5.4%, from $486.6 million, or 73.6% of net sales, in fiscal 2004. The increase in cost of sales as a percentage of net sales in fiscal 2005 is principally due to the decline in sales of Naproxen and of vitamin E, a product with an above average margin, the building of market share in other key product categories with lower near-term margins, decreased plant volumes and higher raw material costs in the joint care category. We expect continued pressure on margins into fiscal 2006 as those factors continue along with the additional effect of changing customer mix and product mix. During the first quarter ended June 26, 2004, we refined our aging based inventory reserves estimation model. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $0.4 million, and the net loss was lower by approximately $0.2 million for the period ended March 26, 2005 as a consequence.

SG&A, as defined above under “General,” were $92.7 million, or 13.5% of net sales, in fiscal 2005, a decrease of $4.8 million, or 4.9%, from $97.5 million, or 14.7% of net sales, in fiscal 2004. The decrease in SG&A was primarily driven by lower compensation, consumer advertising, consultant and outside commission expense partly offset by expenditures incurred on management reorganization and freight expenses. Costs continue to be aggressively controlled by reducing head count (we eliminated 32 positions in the first quarter and 45 positions in the fourth quarter of fiscal 2005) and monitoring all discretionary costs. In the second quarter of fiscal 2005, we also completed a number of organizational changes designed to fortify our contract manufacturing and new product development teams, increase speed to market and reduce costs.

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

Credit Agreement EBITDA was $88.4 million in fiscal 2005 compared to the Credit Agreement EBITDA of $88.6 million in fiscal 2004. Credit Agreement EBITDA in fiscal 2005 includes $2.0 million ($0.5 million in the first quarter, $0.8 million in the second quarter and $0.7 million in the fourth quarter) of management reorganization expenses. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “−Covenant Restrictions” and “−Credit Agreement EBITDA” below.

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

As of March 25, 2006, we had outstanding debt of an aggregate amount of $402.6 million, consisting primarily of $236.4 million in principal amount under the Term Facility, $5.0 million under the Revolving Facility, $150.0 million under the Notes and an aggregate amount of $11.2 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $236.4 million in term loan outstanding as of March 25, 2006 under the New Credit Facility by May 27, 2011 with scheduled principal payments of $3.0 million in fiscal 2007, $1.8 million in fiscal 2008, $2.4 million in each of fiscal 2009 through fiscal 2011, and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the New Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

On September 23, 2005, we obtained the Amendment from our senior lenders under the New Credit Facility. The Amendment acknowledges the acquisition of the PFI Business for approximately $22.9 million in cash as a Permitted Acquisition. The Amendment, among other things, (a) modified the “applicable margin” rate, (b) modified existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a new financial covenant of minimum liquidity (as defined) of not less than $20.0 million, and (d) modified the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the consolidated balance sheet at March 25, 2006. The Amendment is effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility. For additional details see “Covenant Restrictions” and “Credit Agreement EBITDA” below.

Borrowings under the New Credit Facility bear interest at a base rate per annum plus an “applicable margin” that is based on our leverage ratio. We can choose a base rate of (i) ABR (Alternate base rate) or (ii) LIBOR for our Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds effective rate plus 0.5% or the prime commercial lending rate of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. As of March 25, 2006, our average interest rates were 7.7% under the New Credit Facility. In addition to specified agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.

At March 25, 2006, we had $35.4 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $9.6 million as of March 25, 2006. These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014.

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

Other Factors Affecting Liquidity

We have incurred approximately $12.5 million, $18.3 million and $20.6 million of capital expenditures, including capital leases, in fiscal 2004, 2005 and 2006, respectively. We continue to invest in increasing our internal manufacturing capability and expect that our capital expenditures for fiscal 2007 will be slightly higher than our capital expenditures in fiscal 2006.

Covenant Restrictions

The New Credit Facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the Notes, and it requires us to satisfy certain financial condition tests and to maintain specified financial ratios, such as a minimum liquidity, maximum total leverage ratio, minimum interest coverage ratio and limitation on capital expenditures. In addition, the New Credit Facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the Notes if we fail to perform our obligations under, or fail to meet the conditions of, the New Credit Facility or if payment creates a default under the New Credit Facility.

The indenture governing the Notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make other specified restricted payments and enter into some transactions with affiliates; (2) prohibits specified restrictions on the ability of some of our subsidiaries to pay dividends or make some payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these Notes and the New Credit Facility also contains various covenants that limit our discretion in the operation of our businesses.

The financial covenants in the New Credit Facility specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:
Test Period	Consolidated Indebtedness to Credit Agreement EBITDA (1) Leverage Ratio
September 24, 2005	5.85 to 1.00
December 24, 2005	5.85 to 1.00
March 25, 2006	5.85 to 1.00
June 24, 2006	5.65 to 1.00
September 23, 2006	5.65 to 1.00
December 23, 2006	5.65 to 1.00
March 31, 2007	5.50 to 1.00
June 30, 2007	5.50 to 1.00
September 29, 2007	5.00 to 1.00
December 29, 2007	5.00 to 1.00
March 29, 2008	4.50 to 1.00
June 28, 2008	4.50 to 1.00
September 27, 2008	4.00 to 1.00
December 27, 2008	4.00 to 1.00
March 28, 2009 and thereafter	3.75 to 1.00

Credit Agreement EBITDA (1) to Consolidated Interest Expense Ratio
September 24, 2005	1.85 to 1.00
December 24, 2005	1.85 to 1.00
March 25, 2006	1.85 to 1.00
June 24, 2006	1.85 to 1.00
September 23, 2006	1.85 to 1.00
December 23, 2006	1.85 to 1.00
March 31, 2007	1.85 to 1.00
June 30, 2007	2.00 to 1.00
September 29, 2007	2.00 to 1.00
December 29, 2007	2.25 to 1.00
March 29, 2008	2.25 to 1.00
June 28, 2008	2.25 to 1.00
September 27, 2008	2.25 to 1.00
December 27, 2008	2.50 to 1.00
March 28, 2009 and thereafter	2.75 to 1.00
Note:
(1) See “—“Credit Agreement EBITDA” for more information regarding this term.

We were in compliance with all such financial covenants and have exceeded our Minimum Liquidity Provision as of March 25, 2006. Our ability to comply in future periods with the financial covenants in the New Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The New Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Year Ended
	March 26, 2005	March 25, 2006
Net income (loss)	$(47,912)	$(3,768)
Interest expense, net	32,346	36,869
Provision for (benefit from) income taxes	(987)	(1,062)
Depreciation and amortization	13,722	16,634
Recapitalization expenses (1)	87,982	-
Asset write-down (2)	-	5,659
Non-cash stock compensation expense (3)	5	20
Expenses related to permitted acquisition (4)	-	1,937
Expenses related to joint care and other products (5)	-	12,400
Restructuring charges (6)	-	3,000
Price difference between PFI's purchased inventory
and Leiner's manufacturing cost (7)	-	572
Expenses related to supplies to customers of PFI (8)	-	1,279
Management fees (9)	3,258	1,262
Credit Agreement EBITDA (10)	$88,414	$74,802

(1)  Represents consulting, transaction, legal and accounting fees associated with the May 2004 Recapitalization. These fees were included as a separate item in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.
(2)  Represents the establishment of a reserve for anticipated customer returns and the reduction of the carrying value of inventory related to certain branded products in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(3)  Non-cash compensation expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.
(4)  Represents internal expenses incurred in connection with the PFI Acquisition. These expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.
(5)  Represents add back of expense incurred in connection with the joint care customer in-stock investments, inventory reduction impact and other expenses as stipulated in the Amendment. These expenses resulted in a reduction to gross profit in the consolidated statement of operations for the year ended March 25, 2006.
(6)  Represents severance and other related costs incurred in connection with the reduction in workforce in fiscal 2006. The total restructuring charges incurred were $3.8 million and included as a separate line item in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows. However, the restructuring charges allowed under the Amendment were $3.0 million.
(7)  Represents the value of inventory purchased solely in connection with the PFI Acquisition for prices above our manufacturing cost. This charge resulted in a reduction to gross profit in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.
(8)  Represents expenses incurred in connection with operating facilities that prior to the PFI Acquisition were operated by the PFI Business and to provide adequate inventory and to ensure continuous supplies to customers of PFI Business. This charge resulted in a reduction to gross profit in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.
(9)  Management fees, which primarily include professional fees incurred in connection with the Amendment, are included in other operating expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.
(10)  Credit Agreement EBITDA is calculated in accordance with the definitions contained in our Amendment described under “Credit Agreement EBITDA.”

Sources and Uses of Cash

Net cash used in operating activities totaled $39.6 million in fiscal 2005 compared to the net cash provided by operating activities which totaled $19.3 million in fiscal 2006. The increase in fiscal 2006 compared to fiscal 2005 was primarily the result of the Recapitalization in the first quarter of fiscal 2005. In fiscal 2006, the most significant change in our operating activities was the reduction of accounts payable by $29.1 million due primarily to the product mix change in our business and the movement toward Chinese and Indian raw materials. These new suppliers have generally required shorter payment terms than our customary terms.

Net cash used in investing activities totaled $20.9 million and $35.6 million in fiscal 2005 and fiscal 2006, respectively. The increase was primarily related to the acquisition of PFI Business in the third quarter of fiscal 2006.

Net cash provided by financing activities was $40.9 million and $11.0 million in fiscal 2005 and fiscal 2006, respectively. Net cash provided in fiscal 2005 represents primarily the financing transactions and related indebtedness incurred in connection with the Recapitalization offset by repayments of pre-existing indebtedness and an increase in deferred financing charges of $15.7 million primarily related to the New Credit Facility and Notes. Net cash provided in fiscal 2006 represents primarily the borrowings from our Revolving Facility and capital contribution of $13.0 million received from our ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current shareholders. The financing activities in fiscal 2006 were offset by the scheduled repayments of our Term Facility and other long-term debt and increase in deferred financing charges of $0.8 million primarily related to the Amendment.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of March 25, 2006 (in thousands):

		Payments Due by Period
		Less than	1 to 2	2 to 3	3 to 4	4 to 5	After 5
Contractual obligations	Total	1 year	years	years	years	years	years
New Term B Loan	$236,400	$3,000	$1,800	$2,400	$2,400	$2,400	$224,400
Revolving Credit Facility	5,000	-	-	-	5,000	-	-
Senior Subordinated Notes	150,000	-	-	-	-	-	150,000
Industrial Development Revenue Bond	4,100	500	500	500	500	500	1,600
Capitalized leases	7,117	1,998	1,766	1,879	1,080	394	-
Operating lease obligations	53,724	7,990	7,653	7,345	7,237	9,714	13,785
Restructuring charges	2,346	2,298	24	24	-	-	-
Total	$458,687	$15,786	$11,743	$12,148	$16,217	$13,008	$389,785

Critical Accounting Policies and Estimates

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an ongoing basis, including those related to revenue recognition, sales returns and customer allowances, the allowance for doubtful accounts, inventories and related reserves, cash flows used to evaluate the recoverability of long-lived assets, certain accrued liabilities, deferred tax assets and litigation. We base these estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, any such inaccuracy could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

Revenue Recognition

In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met upon receipt of products by the customer. Our net sales represent gross sales invoiced to customers less certain related charges for contractual allowances, estimated future chargebacks and estimated product returns. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales.

Contractual Allowances: The contractual allowances are previously agreed upon deductions for co-op advertisements, rebates, etc., the majority of which are recorded as a liability and shown as a separate line item on our consolidated balance sheet. Deductions from revenues for contractual allowances were approximately $40.1 million, $44.2 million and $46.0 million in fiscal 2004, 2005 and 2006, respectively.

Future Chargebacks: The allowances for future chargebacks generally represent special selling incentives offered to customers that will be charged back to us at a later date, which are presented as reductions of accounts receivable within our consolidated balance sheet. Our procedures for estimating amounts accrued for future chargebacks are based upon quantitative and qualitative factors. Quantitatively, we use historical sales and expenses, and apply forecasting techniques in order to estimate our provision amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated provision amounts. Deductions from revenues for such allowances were approximately $6.2 million, $4.8 million and $8.4 million in fiscal 2004, 2005 and 2006, respectively. Historically, actual chargebacks have been generally consistent with management’s estimates.

Product Returns: We generally sell products to our customers that are not subject to a contractual right of return. However, we accept some product returns as an accommodation to the customer to ensure a positive ongoing business relationship. As a result, we record an allowance at the time of original sale based on estimated product returns that may be accepted at a later date. The allowances for future product returns are reflected as a reduction to accounts receivable within our consolidated balance sheet. Quantitatively, we use data regarding historical sales and product returns supplemented by other information including, but not limited to, customer and third party point of sale data and inventory levels as reported by certain customers. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amount. We believe we are able to make reasonable estimates of expected product returns on the basis that, historically, actual product returns have generally been consistent with management’s estimates except in the first quarter of fiscal 2006 in which we recorded an additional reserve of $4.7 million for anticipated customer returns related to certain branded products which were launched in the prior year. Deductions from revenues for product returns were approximately $0.4 million, $3.0 million and $6.6 million in fiscal 2004, 2005 and 2006, respectively.

As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each accrual above. However, in our case, estimates associated with product returns are most at-risk for adjustment. The sensitivity of our estimates varies by type of product. Historically, our product returns of branded products have generally been substantially higher than our private label products. Currently, we cannot predict whether or not this trend will continue in the future. For fiscal 2004, 2005 and 2006, our branded product net sales comprised less than 6% of our consolidated net sales. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns may differ materially from established reserves.

The following table summarizes the activities our accruals for contractual allowances, future chargebacks and product returns (in thousands):

	Reserve for Contractual Allowances	Reserve for Future Chargebacks	Reserve for Product Returns
Balance at March 29, 2003	$11,157	$916	$1,762
Current provision	40,051	6,167	368
Actual returns or credits	(41,773)	(6,348)	(1,500)
Balance at March 27, 2004	9,436	735	630
Current provision	44,197	4,823	2,996
Actual returns or credits	(43,447)	(4,955)	(2,865)
Balance at March 26, 2005	10,186	603	762
Current provision	46,037	8,391	6,618
Actual returns or credits	(45,036)	(7,923)	(4,515)
Balance at March 25, 2006	$11,187	$1,071	$2,865

Actual returns included products sold in prior fiscal periods of $367,000, $404,000 and $3,584,000 for fiscal 2004, 2005 and 2006, respectively. We do not have the ability to track actual credits for contractual allowances and future chargebacks by fiscal period because a significant time lag exists between the date on which we determine our contractual liability and when we actually pay the liability. In addition, the documentation provided to us by our customers for such deductions are generally insufficient for us to determine the exact date when the liability may have been accrued on our balance sheet.

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

Inventories

Our inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. We provide reserves for potentially excess and obsolete inventory and inventory that has aged over a specified time period based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, we consider factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. During the first quarter of fiscal 2005, we refined our aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. We believe that the refined estimation model results in a better estimate of potentially excess and obsolete inventory.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities. On April 1, 2002, we adopted SFAS 142 and we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill is subject to an impairment test in the fourth quarter of each year. The test for impairment requires us to make several estimates about the fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing was performed in the fourth quarter of fiscal 2006 and resulted in no impairment charges for fiscal 2006. The change in the carrying amount of goodwill for the year ended March 25, 2006, includes $5.8 million related to goodwill recorded in the acquisition of PFI Business as well as foreign currency translation adjustments.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a significant impact on our financial statements.

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

You should carefully consider the risks described above and in “Item 1A. - Risk Factors.” Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.

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

Interest Rate Market Risk

We are exposed to changes in interest rates on our variable rate debt facilities. Our New Credit Facility is variable rate debt. On March 25, 2006, our total debt was $402.6 million, of which $245.5 million is variable rate debt and $157.1 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at March 25, 2006, would be approximately $35.8 million. A one percent increase in variable interest rates would increase our total annual interest expense by $2.5 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The consolidated financial statements, including an index thereto and the report of Ernst & Young LLP, the Company’s Independent Registered Public Accountants, begin on Page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President, Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 25, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 25, 2006. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following is a list of our directors, executive officers and key employees as of March 25, 2006.

Name	Age	Position
Robert M. Kaminski	55	Chief Executive Officer and Vice Chairman of the Board of Directors
Robert K. Reynolds	49	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Robert J. La Ferriere	56	Executive Vice President, Supply Chain
Kevin J. Lanigan	59	Executive Vice President and Corporate General Manager
Charles F. Baird, Jr.	52	Chairman of the Board of Directors
Prescott H. Ashe	38	Director
Peter J. Shabecoff	43	Director
David C. Dominik [a]	49	Director
Gale K. Bensussen [b]	59	Director
Monty Sharma	41	Director
G.V. Prasad [c]	45	Director

[a] Effective June 9, 2006, David C. Dominik resigned as Director of Leiner. The Board has appointed Ken Diekroeger as Director of Leiner, effective June 9, 2006 to replace Mr. Dominik.
[b] Effective March 31, 2006, Gale K. Bensussen resigned as President of Leiner. Mr. Bensussen will continue to serve as a member of the Leiner Board.
[c] Effective March 27, 2006, G.V. Prasad resigned as Director of Leiner.

Robert M. Kaminski, Chief Executive Officer and Vice Chairman of the Board of Directors, has been the Chief Executive Officer of Leiner since May 1992 and a Director of Leiner since June 1992. In July 1996, Mr. Kaminski was appointed Vice Chairman of Leiner. From 1988 to 1992, Mr. Kaminski was Chief Operating Officer of Leiner and from 1982 to 1988, he was Vice President-Sales. Mr. Kaminski joined Leiner in 1978 from Procter & Gamble, where he was in Sales Management.

Robert K. Reynolds, Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Reynolds has been Chief Operating Officer of Leiner since February 1, 2006. Prior to this promotion, Mr. Reynolds has served as Executive Vice President and Chief Financial Officer since January 2002 and he will continue to serve as the Chief Financial Officer of the Company until the Company appoints a new Chief Financial Officer. Prior to joining Leiner, Mr. Reynolds was Chief Executive Officer and Co-Founder of Luxul Corp, a wireless communications company, from 2000 to 2001, Chief Operating Officer and Chief Financial Officer of Weider Nutrition International, Inc., a sports nutrition and VMS manufacturer, from 1990 to 1999.

Robert J. La Ferriere, Executive Vice President, Supply Chain. Effective January 2006, Mr. La Ferriere’s title has been changed to reflect his expanded role to include the Company’s supply chain functions. Prior to this title change, Mr. La Ferriere was Executive Vice President, Sales and Marketing since April 2000. He became Senior Vice President-Marketing of Leiner in February 1997 and was a consultant to Leiner from 1996 to 1997. Mr. La Ferriere was President and Chief Executive Officer of Slim Fast Foods from 1992 to 1996. From 1984 until 1990, Mr. La Ferriere was first Vice President, then Senior Vice President-Purchasing, at Thrifty Drug and Discount Stores.

Kevin J. Lanigan, Executive Vice President and Corporate General Manager, has been Executive Vice President and Corporate General Manager since April 2000. During his 32 years with Leiner, Mr. Lanigan held positions of Executive Vice President and Chief Operations Officer from 1992 to 2000, Senior Vice President-Operations Planning from 1986 to 1992 and Vice President-Operations from 1979 to 1986. Prior to joining Leiner, Mr. Lanigan held various engineering positions in the aerospace industry.

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

David C. Dominik, Director, has been a Director of Leiner since May 2004. Since 2000, he has been a Managing Director of Golden Gate Capital. Prior to joining Golden Gate Capital, Mr. Dominik was a Managing Director at Bain Capital from 1990 to 2000. Prior to joining Bain Capital, Mr. Dominik was a general partner of Zero Stage Capital, a venture capital firm focused on early-stage companies. Previously, Mr. Dominik was a venture capital investor and assistant to the Chairman of Genzyme Corporation, a biotechnology firm, and a consultant at Bain & Company. Mr. Dominik received his J.D. from Harvard Law School and his Bachelor of Arts from Harvard College. He is currently a director of Therma-Wave, Inc., Integrated Circuit Systems, Inc. and several private companies. Mr. Dominik resigned as Director of Leiner, effective June 9, 2006.

Gale K. Bensussen, Director, has been a Director of Leiner since June 1992 and President of Leiner since May 1992. Mr. Bensussen was Senior Vice President-Marketing and Corporate Development of Leiner from May 1991 to May 1992. From July 1988 to May 1991, Mr. Bensussen was Senior Vice President-Sales and Marketing of Leiner. Mr. Bensussen joined Leiner in 1974. Mr. Bensussen resigned as President of Leiner, effective March 31, 2006. Mr. Bensussen will continue to serve as a member of the Board of Directors.

Monty Sharma, Director, has been a Director of Leiner since June 2005. Mr. Sharma has been the Chief Executive Officer of the Naked Juice Company since May 2005. Prior to Naked Juice, he held the positions of Chief Operating Officer, President and CEO of Experimental and Applied Sciences (“EAS”) from 1999 to 2005. Mr. Sharma has also served as the Chief Financial Officer and Senior Vice President of Operations for Brunswick Corporation from 1996 to 1999. Mr. Sharma received his Masters of Business Administration from the Southern Illinois University.

Ken Diekroeger, Director, has been appointed as Director of Leiner, effective June 9, 2006. Mr. Diekroeger has been a Managing Director of Golden Gate Capital since 1990. Prior to joining Golden Gate Capital, Mr. Diekroeger also served as a Managing Director at American Industrial Partners, a private equity firm specialized in operationally - intensive industrial buyouts. Mr. Diekroeger received his Bachelor of Science in Industrial Engineering and his Masters of Business Administration from Stanford University.

G.V. Prasad, Director, has been a Director since June 2003. Since 2001, Mr. Prasad has served as Executive Vice Chairman and Chief Executive Officer of Dr. Reddy’s Laboratories Limited. From 1990 to 2001, Mr. Prasad was Managing Director of Cheminor Drugs Ltd., which merged with Dr. Reddy’s Laboratories Limited. Prior to that he was the founding director of Benzex Labs, which manufactured Active Pharmaceutical Ingredients. He currently serves as member of the boards of Diana Hotels Limited, Nipuna Services Ltd., Vijaya Productions Ltd., Diana Projects and Engineers Ltd. and Green Park Hotels and Resorts Ltd. Mr. Prasad has a bachelors degree in Chemical Engineering from Illinois Institute of Technology, Chicago, and a masters degree in Industrial Administration from Purdue University. Mr. Prasad resigned as Director of Leiner, effective March 27, 2006.

There are no family relationships among any of our executive officers and directors.

Audit Committee Financial Expert

The Audit Committee as of March 25, 2006 consisted of Mr. Peter J. Shabecoff.

The Board has determined that Mr. Shabecoff has the requisite attributes of an "audit committee financial expert" under the rules of the Securities and Exchange Commission (“SEC”) and that such attributes were acquired through relevant education and work experience. The Board has determined that Mr. Shabecoff is not an independent director. The Audit Committee met 4 times during fiscal 2006.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officers, chief accounting officer, controller, and any person performing similar functions) and employees. The Company’s Code of Ethics was filed as Exhibit 14.1 to the Form 10-K for the year ended March 26, 2005 on file with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets out the compensation for our Chief Executive Officer and our other four most highly compensated officers, or the “Named Executive Officers”.

	Summary Compensation Table
	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Salary	Bonus (1)	Other Annual Compensation (2)	Common Shares Underlying Options	All Other Compensation
Robert M. Kaminski (3) Chief Executive Officer	$475,000	$118,750	$10,815	-	-
Robert K. Reynolds Chief Operating Officer and Chief Financial Officer	355,288	93,750	7,428	-	-
Gale K. Bensussen [a] President	325,000	81,250	13,234	-	-
Robert J. La Ferriere Executive Vice President, Supply Chain	288,846	76,250	9,292	-	-
Kevin J. Lanigan Executive Vice President/ Corporate General Manager	265,000	66,250	4,895	-	-
_________________
[a] Effective March 31, 2006, Gale K. Bensussen resigned as President of Leiner. Mr. Bensussen will continue to serve as a member of the Leiner Board.

(1) The amounts represent bonuses earned for reaching the second half targeted fiscal 2006 EBITDA goals. No bonuses were earned or paid under the Company’s 2005 EBITDA goals since the targets were not met.
(2) Other compensation consists of the cost of life insurance coverage over the $50,000 salary limitation as well as other taxable fringe benefits paid by the company on behalf of the Named Executive Officers.
(3) Effective April 1, 2006, Mr. Kaminski's salary was increased to $550,000 per annum.

The Company did not grant any options under the 2004 Option Plan or sell any shares under the Stock Plan during fiscal 2006.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors had a compensation committee composed of Messrs. Ashe, Baird, and Shabecoff during fiscal 2006. During fiscal 2006, all members of the Board of Directors participated in the deliberations concerning compensation of our executive officers, except that neither Mr. Kaminski nor Mr. Bensussen participated in any discussions regarding their own compensation. Mr. Kaminski served in fiscal 2006 as a director of Enzymatic Therapy, Inc. (“Enzymatic”) and as a member of the compensation committee of that board.

Employment Contracts and Severance Benefit Agreements

Messrs. Kaminski, Bensussen, La Ferriere and Lanigan do not have employment agreements with us. However, we have entered into a Severance Benefit Agreement with each of these executives. We have entered into an employment agreement with Mr. Reynolds.

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

Executive	Severance Benefits Payment
Robert M. Kaminski	$2,000,000 in cash, payable in four equal quarterly installments.

Gale K. Bensussen [a]	$1,500,000 in cash, payable in four equal quarterly installments.

Kevin J. Lanigan	a lump-sum payment equal to three times the sum of one year's base salary, plus any annual individual performance bonus or targeted commission, both as in effect at the time of the
termination.

Robert J. La Ferriere	a lump-sum payment equal to one year's base salary, plus any annual individual performance bonus or targeted commission,
both as in effect at the time of the termination.

[a] Effective March 31, 2006, Gale K. Bensussen resigned as President of Leiner. Mr. Bensussen’s severance benefits are recorded under restructuring charges in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

The employment agreement for Mr. Reynolds, dated January 28, 2002, sets forth an annual base salary of $375,000, which may be adjusted by the Board of Directors in its sole and absolute discretion. In addition, Mr. Reynolds may receive an annual bonus equal to up to 50% of his base salary, which shall be payable based on the achievement of specified performance targets set by the Board of Directors. The employment agreement for Mr. Reynolds contemplates an initial employment term ending on January 28, 2005 and provides for automatic renewal for periods of one year unless either party gives 60-days prior written notice of non-extension. In the event the executive is terminated for any reason, the executive will receive any accrued and unpaid salary and bonus. In the event the executive is terminated by us without cause (as defined in such executive’s employment agreement) or if we give the executive a non-extension notice, such executive shall be entitled to: (1) 24 months of continued regular salary, and (2) a one-time payment in an amount equal to the actual bonus paid to such executive for the year immediately preceding the date of termination of such executive’s employment. In order to be eligible for such severance payment, the executive must execute a full release of claims against us. The employment agreement for Mr. Reynolds contains non-competition, non-solicitation and confidentiality provisions.

Board Compensation Committee Report on Executive Compensation

Compensation Policy

The objective of the Company’s executive compensation committee is to review and monitor compensation arrangements so that the Company continues to retain, attract, and motivate quality management consistent with the annual strategic plan and budget, and the directions of the Board.

During fiscal 2006, the Compensation Committee (“Committee”) of the Board of Directors was composed of three non-employee directors: Prescott H. Ashe, Charles F. Baird, Jr., and Peter J. Shabecoff. The Board of Directors has adopted a Compensation Committee Charter, which specifies the composition and responsibilities of the Committee. The Board reviews the charter annually based on input from the Committee.

The charter of the compensation committee gives the Committee responsibilities to:

•	review the basic philosophy and policy governing the compensation of the Company’s management and other personnel;
•	review at least annually the salaries of members of senior management and their performance against objectives and potential;
•
review and approve the methodology and implementation of an annual incentive bonus program. Factors to be considered include the financial and strategic performance of the Company versus objectives, individual performance and comparative industry compensation information;

•	review and approve salary and incentive programs for all employees;
•	review and recommend to the board adoption of, and changes to, stock option and other incentive programs and plans for key employees;
•	consider and approve, upon recommendation of the chief executive, individuals eligible for, and the number, kind and terms of stock options;
•	review other employee benefits plans such as pension, 401(k) and other retirement plans;
•	review medical plans and other health plans; and
•	consider and approve, upon recommendation of the chief executive, employer contributions to the 401(k) benefit plan.

The Chief Executive Officer’s salary and bonus under the 2006 Management Bonus Plan and any stock-based incentive awards granted to him under the 2004 Restricted Stock Plan are approved by the independent directors after review and recommendation by the Committee. The Committee reviews and approves the compensation arrangements for all other executive officers with respect to their salaries, bonuses and stock-based incentive awards under the 2004 Restricted Stock Plan.

Compensation of the Chief Executive Officer

The Chief Executive Officer’s compensation plan for fiscal 2006 consisted of salary at a rate of $475,000 per annum and an earned bonus of $118,750 under the 2006 Management Bonus Plan. The Company did not grant any options under the 2004 Option Plan or sell any shares under the Stock Plan during fiscal 2006. Effective April 1, 2006, Mr. Kaminski's salary was increased to $550,000 per annum.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF RELATED STOCKHOLDER MATTERS

Upon consummation of the Recapitalization, we became a wholly-owned subsidiary of Holdings, whose stockholders include the Golden Gate Investors, the North Castle Investors and members of management.

The following table summarizes shares authorized, issued and outstanding and reserved for future issuance of Holdings;

	Number of shares
Description	Authorized	Issued and Outstanding		Reserved for Future Issuance
Series A Preferred Stock	3,000,000	2,651,832		-

Series B Preferred Stock	1,000,000	195,676	(1)	600,000	(2)

Series C Preferred Stock	200,000	130,000	(3)	-

Common Stock	6,000,000	195,676	(1)	5,600,000	(2)
________________________
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

(3) In fiscal 2006, 130,000 shares of Series C Preferred Stock under the LHP Holdings were issued and outstanding in connection with the PFI acquisition.

The following table sets forth information regarding beneficial ownership of common stock of Holdings as of March 25, 2006 by: (i) each person or entity known to us to own more than 5% of any class of Holdings’ outstanding securities; and (ii) each known member of Holdings’ board of directors, each of our named executive officers and all members of the board of directors and executive officers as a group. To our knowledge, each of such security holders will have sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Securities Beneficially Owned (1)
Name	Preferred Stock (2)			Common Stock (3)
	Number of Shares		Percentage of Class	Number of Shares	Percentage of Class

Principal Stockholders:
GGC Investment Fund II, L.P. and Related Entities (4)	1,380,000	(11)	46.82%	-	-
North Castle Partners III-A, L.P. and Related Entities (5)	1,380,000	(10)	46.82%	-	-

Directors and Executive Officers:
Robert M. Kaminski (6)	29,320		0.99%	48,888	21.77%
Robert K. Reynolds (6)	14,358		0.49%	24,142	10.75%
Gale K. Bensussen (6)	27,233		0.92%	37,017	16.48%
Robert J. La Ferriere (6)	3,850		0.13%	8,742	3.89%
Kevin J. Lanigan (6)	42,204		1.43%	38,346	17.07%
Charles F. Baird, Jr. (7) (8)	50,000		1.70%	-	-
Peter J. Shabecoff (7)	-		-	-	-
David C. Dominik (9)	-		-	-	-
Prescott H. Ashe (9)	-		-	-	-
Monty Sharma (6)	-		-	-	-
All directors and executive officers as a group	-		-	-	-
(10 persons)	166,965		5.66%	157,135	69.96%
__________________
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
(2) Preferred Stock includes Series A Preferred Stock, issued and outstanding, Series B Preferred Stock, reserved for delayed delivery, and Series C Preferred Stock, issued and outstanding.
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
(4) The address is 1 Embarcadero Center, 33rd Floor, San Francisco, California 94111.
(5) The address is 183 Putnam Avenue, Greenwich, Connecticut 06831.
(6) The address is c/o Leiner Health Products Inc., 901 East 233rd Street, Carson, California 90745.
(7) The address is c/o North Castle Partners III-A, L.P., 183 Putnam Avenue, Greenwich, Connecticut 06831. Messrs. Baird and Shabecoff are Managing Directors of North Castle Partners, L.L.C., which is the manager of North Castle Partners III-A, L.P. By virtue of their status, Messrs. Baird and Shabecoff may be deemed to have or share voting and investment power with respect to the shares in which North Castle Partners, L.L.C. and North Castle Partners III-A, L.P. have direct or indirect beneficial ownership but each disclaim the beneficial ownership of the shares held directly or indirectly by such entities except to the extent of his proportionate ownership interests therein.
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

(9) The address is c/o GGC Investment Fund II, L.P., 1 Embarcadero Center, 33rd Floor, San Francisco, California 94111. Messrs. Dominik and Ashe are Managing Directors of Golden Gate Capital which is the general partner of the GGC Investment Fund II, L.P. Messrs Dominik and Ashe each disclaim the beneficial ownership of the shares held by such entities except to the extent of his proportionate ownership interests therein.
(10) Consists of (i) 1,265,000 shares of Series A preferred stock owned by North Castle Partners III-A, L.P., (ii) 50,000 shares of Series A Preferred Stock held of record by North Castle GP III-A, L.L.C., and (iii) 65,000 shares of Series C Preferred Stock held of record by North Castle GP III-A, L.L.C.
(11) Consists of: (i) 361,976.73 shares of Series A preferred stock and 19,223 shares of Series C preferred stock owned by CCG Investment Fund, L.P., (ii) 18,196.22 shares of Series A preferred stock and 966 shares of Series C preferred stock owned by CCG Associates— QP, LLC, (iii) 1,691.94 shares of Series A preferred stock and 90 shares of Series C preferred stock owned by CCG Associates— AI, LLC, (iv) 4,849.27 shares of Series A preferred stock and 258 shares of Series C preferred stock owned by CCG Investment Fund — AI, L.P., (v) 36,694.06 shares of Series A preferred stock and 1,948 shares of Series C preferred stock owned by CCG AV, LLC-Series C, (vi) 14,085 shares of Series A preferred stock and 748 shares of Series C preferred stock owned by CCG AV, LLC-Series F, (vii) 657,433.77 shares of Series A preferred stock and 36,058 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II, L.P., (viii) 17,411.28 shares of Series A preferred stock and 925 shares of Series C preferred stock owned by Golden Gate Capital Associates II-QP, LLC, (ix) 91,001.64 shares of Series A preferred stock owned by CCG CI, LLC, (x) 92,678.63 shares of Series A preferred stock and 3,776 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II-A, L.P., (xi) 16,395 shares of Series A preferred stock and 899 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II, (AI) L.P., (xii) 2,311.21 shares of Series A preferred stock and 94 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II-A, (AI) L.P., and (xiii) 275.25 shares of Series A preferred stock and 15 shares of Series C preferred stock owned by Golden Gate Capital Associates II-AI, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

As part of the Recapitalization, Holdings, the North Castle Investors, the Golden Gate Investors and our management stockholders entered into a stockholders agreement. We refer to the North Castle Investors, the Golden Gate Investors, the management stockholders party to the stockholders agreement and their permitted transferees collectively as the “Stockholders.” The stockholders agreement contains the following principal provisions:

•  Board of Directors. The stockholders agreement sets the size of Holdings’ board of directors and our board of directors at nine members each and requires all parties to the agreement to vote their shares and take all steps within their power to elect three nominees selected by the North Castle Investors, three nominees selected by the Golden Gate Investors and two nominees who are members of management and one nominee that is an outside director, in each case selected jointly by the North Castle Investors and the Golden Gate Investors. As of March 25, 2006, the Company had eight directors on its board. A vacant position created by the resignation of Mr. Grad remained open as of the date of this report. The North Castle Investors and the Golden Gate Investors each will have these rights for so long as it meets the definition of a Major Investor. As defined in the stockholders agreement, a Major Investor (i) owns at least 40% of the shares held as of the date of the agreement and (ii) has not transferred to any single person more than 50% of the greater of the shares held by it on the date of the agreement or at the time of the transfer, in which case such transferee will succeed to such rights for so long as it holds 20% of the common stock outstanding on the date of the agreement. As of the date of the stockholders agreement, the directors nominated by North Castle were Messrs. Baird, James and Shabecoff and the directors nominated by Golden Gate were Messrs. Ashe, Dominik and Grad. As of March 25, 2006, Messrs. James and Grad resigned from the Leiner board effective April 30, 2005 and September 23, 2005, respectively. The board has not yet filled those vacant positions. Effective June 9, 2006, Mr. Dominik resigned from the Leiner board and was replaced by Mr. Diekroeger. The management directors will be Mr. Kaminski and Mr. Bensussen for so long as they serve as Chief Executive Officer and President, respectively. Mr. Bensussen resigned as President of Leiner effective March 31, 2006. At March 25, 2006, Mr. Prasad was the outside director. Mr. Prasad resigned as a member of the Board of Directors of Leiner effective March 27, 2006. The board has not yet filled the vacant position as of the date of this report.

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

•  Participation Rights. Pursuant to the stockholders agreement, Stockholders are granted “tag-along” rights, which entitle them to participate in some sales by the Major Investors.

•  Take-Along Sale of Capital Stock. Subject to exceptions, if one or more Major Investors prior to a public offering approves a sale of more than 50% of Holdings’ capital stock to a non-affiliated third party and any Major Investor that has not initiated such sale approves such transfer, each of the Stockholders may be required to sell a pro rata share of capital stock. Prior to a public offering and during the period beginning on the third anniversary and ending on the fifth anniversary of the stockholders agreement, either Major Investor may effect a take-along sale without obtaining the approval of the other Major Investor if specified performance criteria are met. After the fifth anniversary of the stockholders agreement, either Major Investor may effect a take-along sale without obtaining the approval of the other Major Investor and without meeting any performance criteria.

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

Consulting Agreement

In connection with the Recapitalization, we and Holdings entered into a consulting agreement with Leiner Health Products, LLC, a wholly owned subsidiary of North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and GGC Administration, LLC, an affiliate of the Golden Gate Investors (“GGC Administration”). Pursuant to the consulting agreement, North Castle Partners, L.L.C. and GGC Administration will be compensated for the financial, investment banking, management advisory and other services performed in connection with the recapitalization and for future financial, investment banking, management advisory and other services they perform on our behalf.

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

As compensation for their continuing services, Holdings, Leiner and Leiner Health Products, LLC will pay $1,315,000 in arrears annually to each of North Castle Partners and GGC Administration as long as Holdings, Leiner and Leiner Health Products, LLC meet a performance target, which we did not meet in fiscal 2006. We have also agreed to reimburse North Castle Partners and GGC Administration for their reasonable travel, other out-of-pocket expenses and administrative costs and expenses, including legal and accounting fees, and to pay additional transactions fees to them in the event Holdings, Leiner or any of its subsidiaries completes any acquisition (whether by merger, consolidation, reorganization, recapitalization, sale of assets, sale of stock or otherwise) financed by new equity or debt, a transaction involving a change of control, as defined in the consulting agreement, or sale, transfer or other disposition of all or substantially all of the assets of Holdings, Leiner or Leiner Health Products, LLC.

Recapitalization Agreement and Plan of Merger

On April 15, 2004, Mergeco entered into a recapitalization agreement and plan of merger with Leiner. The Recapitalization was effected by merging Mergeco with and into Leiner. In connection with the Recapitalization, the Golden Gate Investors made a $131.5 million cash equity investment in Mergeco and the North Castle Investors made a $131.5 million equity investment in Mergeco, $126.5 million of which was a new cash investment by NCP III-A and $5.0 million of which was a rollover of existing Leiner equity by an affiliate of NCP III-A. Immediately after the merger, the holders of Leiner stock exchanged their stock for voting preferred stock of Holdings. In addition, some members of management exchanged existing Leiner equity rights for new equity rights in Holdings, which when combined with the equity rollover, represents an aggregate management rollover of $18.8 million. Holders of all of Leiner’s equity and equity rights received an aggregate of approximately $475.3 million in cash in exchange for their equity interests, approximately $286.4 million of which was paid to other investment funds affiliated with North Castle Partners, L.L.C. Such holders of Leiner capital stock and equity interests will receive any amounts remaining in the $6.5 million escrow fund after such escrow is released.

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

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of the Company’s annual financial statements for the fiscal years ended March 26, 2005 and March 25, 2006, and fees billed for audit related services, tax services and all other services rendered by E&Y during those periods:

	Year Ended
	March 26, 2005	March 25, 2006
Audit fees (1)	$1,288,000	$945,000
Audit-related fees (2)	73,000	147,305
Tax fees (3)	207,000	51,260

Total	$1,568,000	$1,143,565

______________________
(1) Audit fees consisted of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the performance of limited reviews of our quarterly unaudited financial information, and audit services provided in connection with SEC filings and other statutory or regulatory filings.
(2) Audit-related fees consisted primarily of professional services rendered in connection with other activities not explicitly related to the audit of our financial statements, including the consultations concerning financial accounting and reporting standards and the PFI Acquisition.
(3) Tax fees consisted primarily of services related to tax compliance, tax planning and tax advice.

Audit Committee’s pre-approval policies and procedures

We have a policy which outlines procedures intended to ensure that our Audit Committee pre-approves all audit and non-audit services provided to us by our auditors. The policy provides for (a) general pre-approval of certain audit and audit-related services which do not exceed $100,000 and (b) specific pre-approval of all other permitted services and any proposed services exceeding this pre-approved dollar amount.

The term of any general service subject to pre-approval is twelve months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise. The Audit Committee will annually review and pre-approve the services that may be provided by our auditors without obtaining specific pre-approval from the Audit Committee. The Audit Committee may modify the list of general pre-approved services from time to time, based on subsequent determinations.

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

Schedule II—Consolidated Valuation and Qualifying Accounts	S-1

3.	List of Exhibits.

Exhibit Number	Exhibit Description	Cross Reference
2.1	Recapitalization Agreement and Plan of Merger, dated April 15, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
2.2	First Amendment to the Recapitalization Agreement and Plan of Merger, dated May 26, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
2.3	Amendment and Restated Asset Purchase and Sale Agreement dated as of September 9, 2005, among Leiner Health Products L.L.C. and Pharmaceutical Formulations, Inc.	Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended September 24, 2005, and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of Issuer.	Filed as Exhibit 3.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.2	Bylaws of Issuer.	Filed as Exhibit 3.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.3	Certificate of Formation of Leiner Health Products, LLC.	Filed as Exhibit 3.3 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.4	Limited Liability Company Agreement of Leiner Health Products, LLC.	Filed as Exhibit 3.4 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.5	Certificate of Incorporation of Leiner Health Services Corp. and certificates of amendment.	Filed as Exhibit 3.5 to the Registration Statement on Form S-4 and incorporated herein by reference.
3.6	Bylaws of Leiner Health Services Corp.	Filed as Exhibit 3.6 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.1	Indenture, dated as of May 27, 2004, among Leiner Merger Corporation, the companies named therein as guarantors, and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
4.2	Supplemental Indenture, dated as of May 27, 2004, among the Issuer, Leiner Health Services Corp. and Leiner Health Products, LLC, as Guarantors, and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.2 to the Registration Statement on Form S-4 and incorporated herein by reference.
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
Filed as Exhibit 10.6 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.8	Consulting Agreement, dated as of May 27, 2004, the Issuer, Leiner Health Products, LLC, LHP Holding Corp., North Castle Partners, L.L.C. and GGC Administration, LLC.	Filed as Exhibit 10.8 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.9	Severance and Release Agreement dated August 6, 2004 between Leiner Health Products, LLC and Gerardo Perez.	Filed as Exhibit 10.9 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.10	Consultant Agreement dated August 6, 2004 between Leiner Health Products, LLC and Gerardo Perez.	Filed as Exhibit 10.10 to the Registration Statement on Form S-4 and incorporated herein by reference.
10.11	Amendment No. 1 and Acknowledgement dated September 23, 2005 to the Credit Agreement dated May 27, 2004 between Leiner Health Products Inc. and the senior lenders.	Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended September 24, 2005, and incorporated herein by reference.
14.1	Code of Ethics.	Filed as Exhibit 14.1 to the Company’s annual report Form 10-K for the year ended March 26, 2005.
21.1	Subsidiaries of Registrant.	Filed as Exhibit 21.1 to the Registration Statement on Form S-4 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal 2006

Incorporated by reference to the current report on Form 8-K filed by the registrant on January 13, 2006
Incorporated by reference to the current report on Form 8-K filed by the registrant on January 31, 2006
Incorporated by reference to the current report on Form 8-K filed by the registrant on March 3, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Leiner Health Products Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carson, State of California, on the 23rd day of June, 2006.

LEINER HEALTH PRODUCTS INC.

By:	/S/ ROBERT K. REYNOLDS
Name: Robert K. Reynolds Title: Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES F. BAIRD, JR.	Chairman of the Board and Director	June 23, 2006
Charles F. Baird, Jr.
/s/ ROBERT M. KAMINSKI	Chief Executive Officer, (Principal Executive Officer) and	June 23, 2006
Robert M. Kaminski	Director
/s/ ROBERT K. REYNOLDS	Executive Vice Present, Chief Operating Officer and Chief	June 23, 2006
Robert K. Reynolds	Financial Officer (principal financial and accounting officer)
/s/ GALE K. BENSUSSEN	Director	June 23, 2006
Gale K. Bensussen
/s/ PETER J. SHABECOFF	Director	June 23, 2006
Peter J. Shabecoff
/s/ PRESCOTT H. ASHE	Director	June 23, 2006
Prescott H. Ashe
/s/ KEN DIEKROEGER	Director	June 23, 2006
Ken Diekroeger
/s/ MONTY SHARMA	Director	June 23, 2006
Monty Sharma

LEINER HEALTH PRODUCTS INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
Leiner Health Products Inc.

We have audited the accompanying consolidated balance sheets of Leiner Health Products Inc. as of March 26, 2005 and March 25, 2006, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended March 25, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leiner Health Products Inc. at March 26, 2005 and March 25, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 25, 2006, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/s/ ERNST & YOUNG LLP
Orange County, California
May 24, 2006

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

ASSETS	March 26, 2005	March 25, 2006
Current assets:
Cash and cash equivalents	$16,951	$7,731
Accounts receivable, net of allowances of $3,113 and $3,545 at March 26, 2005
and March 25, 2006, respectively	80,250	73,211
Inventories	164,910	165,714
Income tax receivable	2,310	56
Prepaid expenses and other current assets	17,492	16,484

Total current assets	281,913	263,196
Property, plant and equipment, net	65,554	72,618
Goodwill	52,317	58,245
Other noncurrent assets	17,014	22,039

Total assets	$416,798	$416,098

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$101,639	$77,648
Accrued compensation and benefits	9,634	9,994
Customer allowances payable	9,576	10,522
Accrued interest	9,093	10,436
Other accrued expenses	10,792	14,418
Current portion of long-term debt	5,536	5,498

Total current liabilities	146,270	128,516
Long-term debt	390,990	397,119
Other noncurrent liabilities	2,512	5,545

Total liabilities	539,772	531,180
Commitments and contingencies
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 shares issued
and outstanding at March 26, 2005 and March 25, 2006	-	-
Capital in excess of par value	469	13,489
Accumulated deficit	(126,357)	(130,125)
Accumulated other comprehensive income	2,914	1,554

Total shareholder's deficit	(122,974)	(115,082)

Total liabilities and shareholder's deficit	$416,798	$416,098

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006

Net sales	$661,045	$684,901	$669,561
Cost of sales	486,554	512,871	533,215

Gross profit	174,491	172,030	136,346
Marketing, selling and distribution expenses	56,448	58,532	58,444
General and administrative expenses	41,041	34,134	35,725
Research and development expenses	5,670	5,299	4,551
Amortization of other intangibles	447	250	638
Restructuring charges	-	-	3,836
Recapitalization expenses	-	87,982	-
Other operating expense	1,528	2,386	1,113

Operating income (loss)	69,357	(16,553)	32,039
Interest expense, net	18,954	32,346	36,869

Income (loss) before income taxes	50,403	(48,899)	(4,830)
Provision for (benefit from) income taxes	11,347	(987)	(1,062)

Net income (loss)	39,056	(47,912)	(3,768)
Accretion on preferred stock	(12,105)	(39,212)	-

Net income (loss) attributable to common shareholder	$26,951	$(87,124)	$(3,768)

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
(dollars in thousands except share data)

	Preferred Stock								Capital in	Retained	Accumulated	Total
	Series A Redeemable		Series B Junior Convertible		Series C Junior		Common Stock		Excess of Par	Earnings(Accumulated	Other Comprehensive	Shareholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Value	Deficit)	Income (Loss)	(Deficit)

Balance at March 29, 2003	200,000	$28,083	7,500	$6,616	7,000	$6,178	1,139,394	$11	$21,841	$(10,692)	$(771)	$23,183

Net income	-	-	-	-	-	-	-	-	-	39,056	-	39,056
Translation adjustment	-	-	-	-	-	-	-	-	-	-	880	880

Comprehensive income												39,936
Accretion on preferred stock	-	12,105	-	-	-	-	-	-	-	(12,105)	-	(12,105)

Balance at March 27, 2004	200,000	40,188	7,500	6,616	7,000	6,178	1,139,394	11	21,841	16,259	109	51,014

Net loss	-	-	-	-	-	-	-	-	-	(47,912)	-	(47,912)
Translation adjustment	-	-	-	-	-	-	-	-	-	-	2,805	2,805

Comprehensive loss												(45,107)
Accretion on preferred stock	-	29,812	-	8,578	-	822	-	-	-	(39,212)	-	(29,812)
Repurchase and retirement of
preferred stock	(200,000)	(70,000)	(7,500)	(15,194)	(7,000)	(7,000)	-	-	-		-	(22,194)
Recapitalization (Note 5)	-	-	-	-	-	-	(1,138,394)	(11)	(21,841)	(55,492)	-	(77,344)
Restricted stock issued in
connection with long-term
incentive program	-	-	-	-	-	-	-	-	464	-	-	464
Share-based compensation	-	-	-	-	-	-	-	-	5	-	-	5

Balance at March 26, 2005	-	-	-	-	-	-	1,000	-	469	(126,357)	2,914	(122,974)

Net loss	-	-	-	-	-	-	-	-	-	(3,768)	-	(3,768)
Translation adjustment	-	-	-	-	-	-	-	-	-	-	(1,360)	(1,360)

Comprehensive loss												(5,128)
Capital contribution from parent	-	-	-	-	-	-	-	-	13,000	-	-	13,000
Share-based compensation	-	-	-	-	-	-	-	-	20	-	-	20

Balance at March 25, 2006	-	$-	-	$-	-	$-	1,000	$-	$13,489	$(130,125)	$1,554	$(115,082)

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
Operating activities
Net income (loss)	$39,056	$(47,912)	$(3,768)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	12,690	11,948	15,235
Amortization of other intangibles and other contracts	1,978	1,774	1,399
Amortization of deferred financing charges	8,037	5,445	1,866
Provision for doubtful accounts and allowances	4,087	4,791	5,153
Provision for excess and obsolete inventory	5,746	8,028	12,430
Deferred income taxes	(3,488)	(1,176)	1,369
(Gain) loss on disposal of assets	40	(52)	6
Stock compensation expense	-	5	20
Translation adjustment	(880)	(2,805)	1,360
Changes in operating assets and liabilities:
Accounts receivable	(24,739)	(6,464)	10,108
Inventories	(15,913)	(26,842)	(6,548)
Income tax receivable	671	(1,729)	3,029
Accounts payable	16,760	9,840	(29,125)
Accrued compensation and benefits	(2,865)	(4,992)	302
Customer allowances payable	(2,035)	599	910
Accrued interest	781	7,971	1,340
Other accrued expenses	529	2,862	2,784
Other	(2,689)	(896)	1,431

Net cash provided by (used in) operating activities	37,766	(39,605)	19,301
Investing activities
Additions to property, plant and equipment	(10,413)	(17,991)	(13,244)
Acquisition of business	-	-	(22,922)
Proceeds from sale of property, plant and equipment	-	-	625
Increase in other noncurrent assets	(2,762)	(2,944)	(60)

Net cash used in investing activities	(13,175)	(20,935)	(35,601)

Financing activities
Net borrowings under bank revolving credit facility	-	-	5,000
Borrowings under bank term credit facility	-	240,000	-
Payments under bank term credit facility	-	(1,200)	(2,400)
Payments under old credit facility	(6,604)	(159,788)	-
Issuance of senior subordinated debt	-	150,000	-
Increase in deferred financing charges	(1,774)	(15,753)	(760)
Capital contribution from parent	-	251,500	13,000
Repurchase and retirement of preferred stock.	-	(92,194)	-
Repurchase and retirement of common stock and common equity rights	-	(328,380)	-
Net payments on other long-term debt	(1,456)	(3,318)	(3,860)

Net cash provided by (used in) financing activities	(9,834)	40,867	10,980
Effect of exchange rate changes	1,520	2,800	(3,900)

Net increase (decrease) in cash and cash equivalents	16,277	(16,873)	(9,220)
Cash and cash equivalents at beginning of period	17,547	33,824	16,951

Cash and cash equivalents at end of period	$33,824	$16,951	$7,731

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 25, 2006

1.	Formation and Operations

General

Leiner Health Products Inc. (“Leiner” or the “Company”) is primarily involved in the manufacture and distribution of vitamins, over-the-counter (“OTC”) drugs and other health products to mass market retailers and through other channels, primarily in the United States and Canada. These financial statements consolidate all of the Company’s subsidiaries, including all of its operating subsidiaries which are Leiner Health Products, L.L.C., Leiner Health Services Corp., and Vita Health Products Inc. (“Vita Health”) and its non-operating subsidiaries which are VH Vita Holdings Inc., Westcan Pharmaceuticals Ltd., and 6062199 Canada Inc.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its operating and non-operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Fiscal Year

The Company maintains a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. Fiscal years 2004, 2005 and 2006 were each comprised of 52-week periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include valuation allowances for accounts receivable, inventories, deferred tax assets, and future cash flows projection used to evaluate the recoverability of long-lived assets, and certain accrued liabilities.

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

	March 25, 2006
	Total	Fair Value

Variable rate ($US)	$241,400	$241,400
Average interest rate	7.70%
Fixed rate ($US)	$150,000	$147,000
Average interest rate	11.00%

The fair value of the Industrial Development Revenue Bond Loan could not be estimated because there is no active market for such debt instruments.

Revenue Recognition

In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition, the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met upon receipt of products by the customer. The Company’s net sales represent gross sales invoiced to customers less certain related charges for contractual allowances, estimated future chargebacks and estimated product returns. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales.

Contractual Allowances: The contractual allowances are previously agreed upon deductions for co-op advertisements, rebates, etc., the majority of which are recorded as a liability. Deductions from revenues for contractual allowances were approximately $40,051,000, $44,197,000 and $46,037,000 in fiscal 2004, 2005 and 2006, respectively.

Future Chargebacks: The allowances for future chargebacks generally represent special selling incentives offered to customers that will be charged back to the Company at a later date, which are presented as reductions of revenue and accounts receivable. The Company’s procedures for estimating amounts accrued for future chargebacks are based upon quantitative and qualitative factors. Quantitatively, the Company uses historical sales and related expenses, and applies forecasting techniques in order to estimate the Company’s provision amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated provision amounts. Deductions from revenues for such allowances were approximately $6,167,000, $4,823,000 and $8,391,000 in fiscal 2004, 2005 and 2006, respectively.

Product Returns: The Company generally sells products to its customers that are not subject to a contractual right of return. However, the Company accepts some product returns as an accommodation to the customer to ensure a positive ongoing business relationship. As a result, the Company records an allowance at the time of original sale based on estimated product returns that may be accepted at a later date. The allowances for future product returns are reflected as a reduction of revenue and accounts receivable. Quantitatively, the Company uses data regarding historical sales and product returns supplemented by other information including, but not limited to, customer and third party point of sale data and inventory levels as reported by certain customers. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amount. Deductions from revenues for product returns were approximately $368,000, $2,996,000 and $6,618,000 in fiscal 2004, 2005 and 2006, respectively.

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

Inventories

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. Reserves are provided for potentially excess and obsolete inventory and inventory that has aged over a specified period of time based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. During the first quarter of fiscal 2005, the Company refined its aging based reserve estimation model by increasing the number of aging categories and revising the reserve estimation percentages applied to the aging categories. Management believes that the refined estimation model results in a better estimate of potentially excess and obsolete inventory. The impact of this change resulted in lower cost of sales and higher gross profit of approximately $448,000, and the net loss was lower by approximately $260,000 for the period ended March 26, 2005. At March 26, 2005 and March 25, 2006, the Company had reserved $10,990,000 and $15,365,000, respectively, for excess and obsolete inventory.

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

Prior to fiscal 2005, web site development costs incurred by the Company, which were not material, were expensed as incurred. During the fourth quarter of fiscal 2005, the Company changed its accounting policy and capitalized $517,000 of web site development costs in that quarter.

Goodwill

Goodwill is subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exists, using a fair-value-based approach. During the fourth quarter of fiscal 2006, the Company updated its review, which indicated that there was no impairment. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units, which are reviewed by the units’ segment managers. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment exists, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The change in the carrying amount of goodwill for the year ended March 25, 2006, includes $5,795,000 related to goodwill recorded in the acquisition of PFI Business (see Note 3) as well as foreign currency translation adjustments.

Other Intangible Assets

Other intangible assets arise principally from business acquisitions and primarily included accelerated new drug applications patents, customer base and trademarks. The net carrying amounts of other intangible assets are included in other non-current assets. A summary of amortizable intangible assets as of March 26, 2005 and March 25, 2006 is as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at March 26, 2005:
Customer base	$1,747	$1,747	$-
Purchased patents	2,728	2,677	51
Trademarks	200	148	52
Total intangibles assets	$4,675	$4,572	$103

Balance at March 25, 2006:
Customer base	$2,710	$1,864	$846
Purchased patents	7,598	3,214	4,384
Trademarks	207	161	46
Total intangibles assets	$10,515	$5,239	$5,276

Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Amortization expense for other intangible assets was $447,000, $250,000 and $638,000 in fiscal 2004, 2005 and 2006, respectively. The amounts of other intangible assets amortization that will be charged to expenses over the next five years and thereafter are as follows (in thousands):

Fiscal year

2007	$1,169
2008	1,168
2009	1,168
2010	1,168
2011	587
Thereafter	16
Total	$5,276

Recoverability of Long-Lived Assets

The Company reviews for impairment of long-lived assets and certain intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be directly attributable to long-lived assets.

Deferred Market Development Costs

The Company entered into a fifteen-year contract to distribute products developed by a pharmaceutical company. The Company paid fees for exclusivity rights and such payments were recorded as a deferred asset. Once the product receives regulatory approval, the deferred amounts made will be amortized over the expected product life cycle. On an ongoing basis, the Company reviews the balance remaining in the deferred asset account for impairment. As of March 25, 2006, the Company did not receive any products to market and there was no indication of impairment. At March 26, 2005 and March 25, 2006, the balance of the deferred asset related to this contract was approximately $2,346,000 and $2,991,000, respectively.

The Company also entered into contracts for supply and distribution of OTC products developed by certain pharmaceutical companies. The payments to these pharmaceutical companies are recorded as deferred assets. Amortization of the deferred assets is calculated using straight line method over the terms of the agreements or as related sales is recognized. The Company also reviews deferred assets for impairment whenever events or changes in circumstances indicate that the unamortized amount of an asset may not be recoverable. As of March 25, 2006, based on the management review, there was no indication of impairment. At March 26, 2005 and March 25, 2006, the Company had an unamortized balance of approximately $1,044,000 and $518,000, respectively, classified under other non-current assets in the accompanying consolidated balance sheet. In addition, the Company pays a certain percentage of contractually calculated net profit as royalties to these companies and they are expensed as related sales are recognized.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the year. Translation gains and losses are recorded in shareholder’s equity (deficit), and realized gains and losses are reflected in results of operations. Translation gains (losses) were $880,000, $2,805,000 and ($1,360,000) for the years ended March 27, 2004, March 26, 2005 and March 25, 2006, respectively.

Stock-Based Compensation

Prior to fiscal 2005, the Company accounted for stock-based compensation using the intrinsic value recognition and measurement principles of APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Under the provisions of APB 25, compensation expense is measured at the grant date for the difference between the estimated fair value of the stock and the exercise price of the option. Also prior to fiscal 2005, the Company adopted the disclosure, but not the accounting, requirements of SFAS No. 123, Accounting for Stock Based Compensation, ("SFAS 123") which established a fair-value based method of accounting and disclosure for stock-based employee compensation plans.

In fiscal 2005, the Company adopted both the accounting and disclosure requirements of SFAS No. 123R, "Share-Based Payments" ("SFAS 123R"). SFAS 123R was adopted using the Modified Prospective Application Method which requires that the annual financial statements reflect share-based compensation pursuant to SFAS 123R in the year of adoption and subsequent periods.

Shipping and Handling Fees and Costs

The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying consolidated statements of operations. Shipping and handling expenses for the years ended March 27, 2004, March 26, 2005 and March 25, 2006, were $14,122,000, $16,082,000 and $17,055,000, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the years ended March 27, 2004, March 26, 2005 and March 25, 2006, were $2,689,000, $1,217,000 and $1,134,000, respectively.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 and 2005 consolidated financial statements to conform to the fiscal 2006 presentation.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s financial statements.

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

On September 26, 2005, the Company acquired these assets for a purchase price consisting of (i) approximately $22,862,000 in cash, (ii) the assumption by the Company of certain related liabilities, including trade payables related solely to the PFI Business. The purchase price was funded, in part, by a $13,000,000 capital contribution from the Company’s ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current stockholders. The balance of the purchase price was funded from the Company’s Revolving Facility.

On March 7, 2006, the Company reached a final settlement agreement with PFI on the working capital adjustment provided for in the acquisition agreement and, as a result, PFI paid the Company $1,477,000. The Company recorded the final adjustments to the purchase price allocation during the fourth quarter of fiscal 2006. The allocation and valuation of purchase price is determined by management based on many factors, including a valuation performed by a third-party valuation firm. Acquired intangibles totaling $5,810,000 represents the fair value of customer base and accelerated new drug applications. These intangibles are being amortized over their estimated useful lives of five years.

The Components of the purchase price and the allocation are as follows (in thousands):

Consideration and acquisition costs:
Cash paid to PFI	$22,862
Acquisition costs	1,537
Working capital adjustment	(1,477)
$22,922
Allocation of purchase price:
Current assets	$13,859
Property, plant and equipment	2,367
Acquired intangibles	5,810
Goodwill	5,795
Other liabilities assumed	(4,909)
$22,922

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal 2005 and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):

	Year ended
	March 26, 2005	March 25, 2006
Net sales	$747,543	$698,180
Operating income (loss)	(24,487)	24,690
Net loss	(56,216)	(11,213)

4.	Restructuring charges

In fiscal 2006, the Company eliminated approximately 104 positions from its Carson, Garden Grove and Valencia, California, Fort Mill, South Carolina, and Wilson, North Carolina locations. Severance and other costs related to such reductions totaled $3,836,000 and are being paid to the terminated employees on a weekly basis through October 2006. The restructuring charges also include the severance accrued for the President, who resigned effective March 31, 2006. The accrued severance will be paid on a monthly basis through March 2009.

The following table summarizes the activities in the Company’s restructuring reserve (in thousands):

Costs for Employees Terminated
Balance at March 26, 2005	$-
Additions to reserve	3,836
Cash payments	(1,490)
Balance at March 25, 2006	$2,346

5.	Recapitalization

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

In connection with the Recapitalization, Mergeco entered into a new credit facility (the “New Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the New Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $32,689,000 in fees and expenses related to these transactions. In addition, deferred financing charges of approximately $12,470,000 related to the New Credit Facility and Notes were recorded under other non-current assets in the accompanying consolidated balance sheet. At March 26, 2005 and March 25, 2006, the remaining deferred financing changes, net of amortization, related to the New Credit Facility and Notes were $10,985,000 and $9,202,000, respectively.

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

6.	Debt

Long-term debt consists of the following (in thousands):

	March 26, 2005	March 25, 2006
New Credit Facility:
Revolving facility	$-	$5,000
Term facility	238,800	236,400
Total credit facility	238,800	241,400
Senior subordinated notes	150,000	150,000
Capital lease obligations	2,052	7,117
Industrial development revenue bond loan	4,600	4,100
Industrial opportunities program loan	1,074	-
	396,526	402,617
Less current portion	(5,536)	(5,498)
Total long-term debt	$390,990	$397,119

New Credit Facility

In connection with the Company’s acquisition of the PFI Business, which is discussed in Note 3, and to provide the Company with operating flexibility, the Company obtained Amendment No. 1 and Acknowledgement (“Amendment”) from its senior lenders under the New Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to the PFI Business for approximately $22,862,000 in cash as a Permitted Acquisition, as defined. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20,000,000, the equity sponsors have committed to contributing to the Company an additional $6,500,000 in equity, and (d) the calculation of consolidated credit agreement EBITDA, as defined. As a condition to obtain the consent of the lenders to the foregoing amendments, the Company paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or $719,000, and recorded it under other non-current assets in the consolidated balance sheet at March 25, 2006. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the New Credit Facility.

The New Credit Facility consists of the $240,000,000 Term Facility and the $50,000,000 Revolving Facility, made available in U.S. dollars to the Company. The unpaid principal amount outstanding on the Revolving Facility is due and payable on May 27, 2009. Commencing on May 27, 2004, the Term Facility required quarterly principal payments of approximately 1% per annum over the next six years and three quarters with the balance due on May 27, 2011. Principal payments scheduled during the period March 26, 2006 through March 31, 2007 total $3,000,000. Borrowings under the New Credit Facility bear interest at a base rate per annum plus an “applicable margin.” The Company can choose a base rate of (i) ABR (Alternate base rate) or (ii) London Interbank Offered Rate (“LIBOR”) for its Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds rate plus 0.5% or the prime commercial lending rates of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. The amended “applicable margin” is based on the Company’s debt rating and the leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness including letters of credit outstanding to the credit agreement EBITDA, as defined, and varies as follows: (a) 1.75% to 2.75% for all ABR based loans and (b) from 2.75% to 3.75% for all LIBOR based loans. As of March 25, 2006, the Company’s average interest rates were 7.7% under the New Credit Facility. In addition to certain agent and up-front fees, the New Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. In addition, the New Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. As of March 25, 2006, the Company had $35,395,000 available under its Revolving Facility and had $9,605,000 of letters of credit outstanding.

The New Credit Facility contains certain representations and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply, every quarter end and on an annual basis, with certain financial ratios and tests under the Amendment, including without limitation, a minimum liquidity, a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditure level. Following this Amendment, the Company was in compliance with all required financial covenants and has exceeded its Minimum Liquidity Provision as of March 25, 2006.

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

Capital Lease Obligations

The capital lease obligations are payable in variable monthly installments through November 2008, bear interest at effective rates ranging from 2.75% to 8.94%. At March 25, 2006, the weighted average interest rate on the capital lease obligations is 7.6%. The capital leases are secured by equipment with a net book value of approximately $7,521,000 at March 25, 2006.

Industrial Development Revenue Bond Loan (“IRB Loan”)

The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. The interest rate on the IRB Loan (3.34% as of March 25, 2006) is variable and fluctuates on a weekly basis. At March 25, 2006, $4,100,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under our New Credit Facility. Under certain circumstances, the interest rate on the bonds may be converted to a fixed rate for the remainder of the term. On or prior to the date that the bonds are converted to a fixed rate, bondholders may elect to have their bonds or a portion thereof, in denominations of $100,000 and integral multiples of $5,000, in excess thereof, purchased at a price equal to par plus accrued interest upon seven days’ notice to the trustee. In the event a portion of the bonds are tendered for purchase, the bondholders must retain bonds in the denomination of at least $100,000. When any bonds shall have been delivered to the trustee for purchase, the remarketing agent shall use its best efforts to remarket such bonds at par plus accrued interest. In the event that sufficient funds are not available to the trustee to purchase tendered bonds, the Company is required to provide funds for such purchase, including funds drawn under the letter of credit securing the IRB Loan. Upon conversion to a fixed interest rate, the bondholders’ tender option will terminate.

Industrial Opportunities Program Loan

During fiscal 2000, the Company’s wholly owned subsidiary Vita Health Products entered into a loan agreement with the Manitoba Industrial Opportunities Program to fund the expansion and upgrading of the Company's manufacturing facility in Canada. The loan was secured principally by a pledge of certain real property of the Company’s Manitoba manufacturing facility and equipment purchased with the proceeds of the loan. Principal repayments were scheduled to be made in two equal payments of 50% of the final loan amount. The first scheduled payment of approximately $1,061,000 was made on September 30, 2004 and the remaining outstanding balance was paid on May 6, 2005. Interest on the loan prior to June 1, 2004, was waived. Thereafter, the Company was required to pay interest on the outstanding loan amount at the rate of 7.125% per annum.

Minimum payments

Principal payments on long-term debt through fiscal 2011 and thereafter are as follows (in thousands):

Fiscal Year
2007	$5,498
2008	4,066
2009	4,779
2010	8,980
2011	3,294
Thereafter	376,000
$402,617

7.	Preferred Stock

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

Pursuant to the Recapitalization, the Series A Redeemable Preferred Stock was redeemed at the liquidation preference value of $350 for each share of Series A Redeemable Preferred Stock and holders of such stock were paid the total aggregate amount of $70,000,000. The difference between the carrying value of the Series A Redeemable Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the consolidated statement of operations for the year ended March 26, 2005.

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

Pursuant to the Recapitalization, the holders of Series B Junior Convertible Preferred Stock converted their shares into Common Stock of the Company and received an aggregate amount of $15,194,000 in cash. The difference between the carrying value of the Series B Junior Convertible Preferred Stock on the date of the Recapitalization and the aggregate consideration paid was recorded as accretion on preferred stock in the consolidated statement of operations for the year ended March 26, 2005.

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

Pursuant to the Recapitalization, the Series C Junior Preferred Stock was retired and the holders of Series C Junior Preferred Stock received an aggregate amount of $7,000,000. The difference between the carrying value of the Series C Junior Preferred Stock on the date of the Recapitalization and the aggregate amount paid was recorded as accretion on preferred stock in the consolidated statement of operations for the year ended March 26, 2005.

8.	Income Taxes

United States and foreign income (loss) from continuing operations before taxes is as follows (in thousands):

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
U.S.	$46,921	$(56,183)	$(10,159)
Foreign	3,482	7,284	5,329
	$50,403	$(48,899)	$(4,830)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate from continuing operations:

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
Provision/(benefit) at U.S. statutory rates	35%	(35)%	(35)%
State income taxes, net of federal tax benefit	3	(2)	21
Non deductible recapitalization expenses	1	22	11
Higher/(lower) effective rate of foreign operations	(2)	(5)	(14)
Imputed interest on foreign intercompany loan	-	1	16
Settlement of IRS examinations	(2)	-	-
Non-deductible goodwill	-	-	37
Property, plant and equipment basis tax attributes	-	-	46
Other	(1)	1	(2)
Valuation allowances	(11)	16	(102)
Effective income tax rate	23%	(2)%	(22)%

Significant components of the provision (benefit) for income taxes from continuing operations are (in thousands):

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
Current:
Federal	$13,254	$(237)	$(3,678)
State	1,581	264	(455)
Foreign	-	162	1,749
Total current	14,835	189	(2,384)
Deferred:
Federal	(2,009)	(1,172)	3,789
State	(1,479)	(4)	(364)
Foreign	-	-	(2,103)
Total deferred	(3,488)	(1,176)	1,322
Total provision for (benefit from) income taxes	$11,347	$(987)	$(1,062)

Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities are (in thousands):

	March 26, 2005	March 25, 2006
Deferred tax assets:
Compensation related accruals	$9,581	$8,468
Net operating loss carry forwards	6,517	2,398
Property, plant and equipment and intangibles asset	2,714	1,500
Inventory obsolescence reserves	2,080	4,638
Inventory capitalization	-	966
Restructuring charges	-	657
Allowances for doubtful accounts and sales returns	1,652	568
Other	1,174	1,045
Total deferred tax assets	23,718	20,240
Valuation allowance	(11,750)	(6,902)

Deferred tax assets	11,968	13,338
Deferred tax liabilities:
Inventory capitalization	(985)	-
Property, plant and equipment and intangibles asset	(510)	(4,186)
Deferred tax liabilities	(1,495)	(4,186)
Net deferred tax assets	$10,473	$9,152

At March 26, 2005 the Company had elected to forego the carryback of its fiscal 2005 federal net operating loss resulting in federal and state net operating loss carryforwards of $14,135,000 and $16,598,000, respectively. During fiscal 2006, the Company decided instead to carryback the allowable federal portion. The remaining federal net operating loss carryforward, in the amount of $2,357,000, will expire in fiscal 2026 if not previously utilized; state net operating loss carryforwards of $23,819,000 begin to expire in fiscal 2011.

At March 25, 2006, the Company had federal and state research and development credit carryforwards of approximately $162,000 and $86,000, respectively. These research and development credit carryforwards begin to expire fiscal 2027 if not previously utilized. The federal research and development credit of $188,000 at March 26, 2005 was carried back to fiscal 2004 to offset tax in that year, for which a refund was received during the current year.

Due to the “change of ownership” provisions of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and research and development credit carryforwards may be subject to annual limitations in future periods. As a result of the annual limitations, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

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

During fiscal 2005, a valuation allowance related to the portion of U.S. deferred tax assets attributable to compensation expense related to delayed delivery shares awarded as part of the Recapitalization was established due to the uncertainty of future realization. During fiscal 2006, the valuation allowance was reduced by $867,000 representing a “true-up” of delayed delivery shares awarded vs. cash amounts paid out and for the effective rate at which the underlying deferred tax asset was valued. Additionally, during fiscal 2006, the Company reduced its valuation allowance against net operating losses in its Canadian subsidiary in the amount of $3,981,000 due to the utilization of the net operating losses. In total, the valuation allowance decreased by $4,848,000.

During fiscal 2006, the Company finalized a study of the future deductibility of certain deferred tax attributes related to basis differences in property, plant and equipment. As a result, the Company recorded an income tax provision of $2,200,000.

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

As of March 26, 2005 and March 25, 2006, current deferred tax assets of $10,629,000 and $11,900,000, respectively, are classified under prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheet. Also, as of March 26, 2005 and March 25, 2006, non-current deferred tax liabilities of $156,000 and $2,748,000, respectively, are classified under other non-current liabilities in the accompanying consolidated balance sheet.

9.	Employee Benefits

Stock-Option Plan

During fiscal 2004, the Company had one stock-based employee compensation plan. During fiscal 2005 and 2006, the Company had three stock-based employee compensation plans.

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

Activity under the 1997 Option Plan for the years ended March 27, 2004 and March 26, 2005 is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at March 29, 2003	37,278	214,944	100-180	118
Options granted	(37,000)	37,000	225	225
Balance at March 27, 2004	278	251,944	100-225	134
Options repurchased and retired	(278)	(251,944)	$100-225	$134
Balance at March 26, 2005	-	-

In connection with the Recapitalization, all options outstanding as of May 27, 2004 were repurchased and retired, and the 1997 Option Plan was assumed by Holdings. Options with a net value of $13,657,000 were rolled over into new equity rights in Holdings. The remaining options were purchased for approximately $25,402,000 representing the difference between the per share Recapitalization purchase price and the exercise price of the stock options. The total amount of approximately $39,059,000 was incurred in stock-based compensation during the fiscal year ended March 26, 2005. The Company accounted for the 1997 Option Plan under the principles of APB 25 and no compensation expense was reported in the financial statements for the options granted in the year ended March 27, 2004. The weighted-average fair value of options granted during the year ended March 27, 2004 was $167.

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

Activity under the 2004 Option Plan for the year ended March 25, 2006 is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at March 27, 2004	-	-	$-	$-
2004 option plan approved	117,409	-	-	-
Options granted	(39,138)	39,138	2.37	2.37
Balance at March 26, 2005	78,271	39,138	2.37	2.37
Options forfeited	5,166	(5,166)	2.37	2.37
Balance at March 25, 2006	83,437	33,972	$2.37	$2.37

The following table summarizes the information on the options granted as of March 25, 2006:

Outstanding				Excercisable
Exercise price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.37	33,972	8.75	$2.37	9,784	$2.37

The Company accounts for the stock option grants under the 2004 Option Plan under the principles of SFAS 123R. Amounts of $1,101 and $3,677 were recorded as share-based compensation under General and Administrative expense in the consolidated statements of operations for the years ended March 26, 2005 and March 25, 2006, respectively. The weighted-average fair value of options granted during fiscal 2005 was $0.45. As of March 25, 2006, there was $10,509 of total unrecorded and unrecognized compensation cost related to nonvested share based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 2.75 years.

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

Activity under the Stock Plan for the year ended March 25, 2006 is set forth below:

		Restricted Shares Outstanding
	Shares Available for Issuance	Number of Shares	Purchase Price	Weighted Average Purchase Price
Balance at March 27, 2004	-	-	$-	$-
2004 restricted stock plan approved	195,676	-
Restricted Stock Issued	(195,676)	195,676	2.37	2.37
Balance at March 26, 2005	-	195,676	2.37	2.37
Restricted Stock Issued	-	-	-	-
Balance at March 25, 2006	-	195,676	$2.37	$2.37

The following table summarizes the information on the restricted stock granted as of March 25, 2006:

Outstanding				First Call Rights Released
Purchase price	Number of Shares	Average Remaining Call Right Life (years)	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
$2.37	195,676	4.25	$2.37	48,919	$2.37

The Company accounts for the restricted stock issued under the Stock Plan under the principles of SFAS 123R. Amounts of $4,002 and $16,010 was recorded as share-based compensation under General and Administrative expense in the consolidated statement of operations for the years ended March 26, 2005 and March 25, 2006, respectively. The weighted-average fair value of restricted stock issued during fiscal 2005 was $0.45. As of March 25, 2006, there was $68,042 of total unrecorded and unrecognized compensation cost related to share based compensation under the Stock Plan. That cost is expected to be recorded and recognized over a weighted average period of 4.25 years.

The fair value of each option award under the 2004 Option Plan and of each restricted stock issued under the Stock Plan was estimated on the date of grant or issuance using the Black-Scholes Option Pricing Formula. The expected terms of the awards will represent the period of time that the awards are expected to be outstanding. Because the Company's common stock is neither publicly nor internally traded, a calculated value to represent the volatility of the Company's stock is derived using the historical volatility of a representative set of companies in the same industry sector to establish an appropriate industry sector index. The Black-Scholes Option Pricing Formula used by the Company is adjusted for the effect of the contractual dividends provided to the preferred shareholders. In addition, the Company adjusts the fair value of each option, as derived by the Black-Scholes Option Pricing Formula to consider the effects of non-transferability and the lack of control inherent in the minority interest that the common stock, which is being awarded, represents.

The following weighted average assumptions were used in valuing the share based awards granted under the 2004 Option Plan and the restricted stock issued under the Stock Plan in fiscal 2005. The Company did not grant any option or sell any shares in fiscal 2006:

Year Ended
March 26, 2005
Risk free interest rate	3.73%
Expected term in years	5.00
Expected volatility	56.34%
Expected dividend rate	13.00%
Expected forfeiture rate	-%

Pro Forma Disclosures:

Pro forma information regarding net income (loss) is required by SFAS 123R to be presented for periods prior to adoption of SFAS 123R as if the Company had accounted for stock-based awards to its employees under the fair value method pursuant to SFAS 123R, rather than the intrinsic value method pursuant to APB 25. This pro forma presentation was not material for the fiscal year ended March 27, 2004.

The fair value of the option awards under the 1997 Option Plan were estimated at the date of grant based on the minimum-value method, which does not consider stock price volatility. The minimum value option valuation model requires the input of highly subjective assumptions. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the 1997 Stock plan awards because the Company's employee stock options have characteristics different than those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.

The following weighed average assumptions were used in valuing the options granted under the 1997 Option Plan:

Year Ended
March 27, 2004
Risk free interest rate	4.0%
Expected option life in year	5.60
Expected dividend rate	-%

Contributory Retirement Plans

The Company has contributory retirement plans that cover substantially all of the Company’s employees who meet minimum service requirements. The Company’s contributions to the plans are discretionary and are determined by the Company’s Board of Directors. The Company did not contribute for the plan years ended December 31, 2003, 2004 and 2005. Also, as of March 25, 2006, the Company has not contributed for the current plan year which began January 1, 2006.

10. Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s behalf. In exchange for such services in connection with the Recapitalization, the Company paid $6,190,000 to each of North Castle Partners, L.L.C. and GGC Administration in fiscal 2005. The Company has also paid $175,000 in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company pays a $1,315,000 management fee in arrears annually plus reasonable out-of-pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a performance target, which the Company did not meet in fiscal 2006. Other operating expenses in the accompanying statement of operations for the years ended March 27, 2004, March 26, 2005 and March 25, 2006 included $1,578,000, $3,258,000 and $1,262,000, respectively, of management fees and out-of-pocket expenses. The management fees in fiscal 2006 represents primarily professional fees incurred in connection with the Amendment.

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

11. Commitments

The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for the years ended March 27, 2004, March 26, 2005 and March 25, 2006 were $13,876,000, $13,955,000 and $9,211,000, respectively.

Minimum future obligations on non-cancelable operating leases in effect at March 25, 2006 are (in thousands):

Fiscal year
2007	$7,990
2008	7,653
2009	7,345
2010	7,237
2011	9,714
Thereafter	13,785
Total minimum lease payments	$53,724

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At March 26, 2005 and March 25, 2006, the Company had recorded deferred rent liabilities of $2,512,000 and $2,796,000, respectively.

12. Contingencies

The Company has been named a defendant in seven pending cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine (PPA) containing products that the Company allegedly manufactured and sold. Currently, none of the cases has proceeded to trial, although the Company intends to vigorously defend these allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier. The Company has recorded in its consolidated financial statements a liability for the entire estimated potential liability in the amount of $2,000,000, based on the opinion of outside counsel as to the probable settlement value of the cases based on the Company’s consultations with its primary insurance carrier and broker.

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

13. Concentration of Credit Risk and Significant Customers, Suppliers and Products

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company sells its products to a geographically diverse customer base in the food, drug, mass merchant and warehouse club (“FDMC”) retail market. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

Two customers accounted for the following percentage of gross sales in each respective period:

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
Customer A	42%	43%	44%
Customer B	18%	20%	24%

The Company’s largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
Division 1	24%	25%	24%
Division 2	18%	18%	20%

The Company's top ten customers in the aggregate accounted for the following percentages of gross sales in each respective period:

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
Top ten customers	87%	85%	87%

At March 26, 2005 and March 25, 2006, the Company had receivables from two U.S. customers of approximately 41% and 28% and 43% and 32%, respectively, of U.S. gross receivables.

For the years ended March 27, 2004 and March 26, 2005, one supplier, excluding purchases by Vita, provided approximately 12% and 11%, respectively, of raw materials purchased. No other supplier accounted for more than 10% of the Company's purchases. For the year ended March 25, 2006, no supplier, excluding purchases by Vita, provided more than 10% of the Company’s raw material purchases.

Sales of vitamins C and E, in the aggregate, accounted for approximately 14% and 12% of the Company's gross sales in fiscal 2004 and 2005, respectively. For the fiscal year ended March 25, 2006, the sales of vitamins C and E, in the aggregate, did not account for more than 10% of the Company’s gross sales. The sales of vitamin E declined substantially in the current fiscal year as a result of negative media coverage in the third quarter of fiscal 2005.

If one or more of the Company's major customers substantially reduced their volume of purchases from the Company, the Company's results of operations could be materially adversely affected.

14. Business Segment Information

The Company operates in two business segments. One consists of the Company's U.S. Operations ("Leiner U.S.") and the other is the Company's Canadian operation ("Vita Health"). The Company's operating segments manufacture a range of VMS and OTC pharmaceuticals and distribute their products primarily through FDMC retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

Selected financial information for the Company's reportable segments for the years ended March 27, 2004, March 26, 2005 and March 25, 2006 is as follows (in thousands):

	Leiner	Vita	Consolidated
	U.S.	Health	Totals
Year ended March 27, 2004
Net sales to external customers	$601,961	$59,084	$661,045
Intersegment sales	3,644	30	-
Depreciation and amortization, excluding deferred financing charges	12,272	2,396	14,668
Segment operating income	64,287	5,070	69,357
Interest expense, net (1)	17,366	1,588	18,954
Income tax expense	11,347	-	11,347
Segment assets	341,866	45,933	387,799
Additions to property, plant and equipment	11,046	1,438	12,484
Year ended March 26, 2005
Net sales to external customers	$610,915	$73,986	$684,901
Intersegment sales	4,566	21	-
Depreciation and amortization, excluding deferred financing charges	11,107	2,615	13,722
Segment operating income (loss)	(25,485)	8,932	(16,553)
Interest expense, net (1)	30,698	1,648	32,346
Income tax expense (benefit)	(1,149)	162	(987)
Segment assets	367,036	49,762	416,798
Additions to property, plant and equipment	16,646	1,630	18,276
Year ended March 25, 2006
Net sales to external customers	$614,662	$54,899	$669,561
Intersegment sales	2,244	98	-
Depreciation and amortization, excluding deferred financing charges	14,362	2,272	16,634
Segment operating income	26,820	5,219	32,039
Interest expense (income), net (1)	36,979	(110)	36,869
Income tax expense (benefit)	(708)	(354)	(1,062)
Segment assets	378,153	37,945	416,098
Additions to property, plant and equipment	19,460	1,143	20,603

(1)	Interest expense, net includes the amortization of deferred financing charges.

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

			Year Ended
	March 27, 2004%		March 26, 2005%		March 25, 2006%
VMS products	$413,679	63%	$419,491	61%	$421,959	63%
OTC products	191,196	29%	213,402	31%	199,004	30%
Contract manufacturing services/Other	56,170	8%	52,008	8%	48,598	7%
Total	$661,045	100%	$684,901	100%	$669,561	100%

15. Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of the Notes, the Company’s U.S. based subsidiaries, Leiner Health Services, Corp. and Leiner Health Products, LLC, guaranteed the payment of principal, premium and interest on the Notes. Since the Company has no independent assets or operations of its own and owns 100% of the guarantor subsidiaries, the disclosure below is presented consolidating the financial information of the Company and its guarantor subsidiaries. Presented below is consolidating financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

Leiner Health Products Inc.
Consolidating Balance Sheets
(in thousands)

	March 26, 2005
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,670	$5,281	$-	$16,951
Accounts receivable, net of allowances	71,518	8,732	-	80,250
Inventories	142,493	22,417	-	164,910
Income tax receivable	2,310	-	-	2,310
Prepaid expenses and other current assets	17,267	225	-	17,492
Total current assets	245,258	36,655	-	281,913
Intercompany receivable	42,240	-	(42,240)	-
Property, plant and equipment, net	55,540	10,014	-	65,554
Goodwill	49,224	3,093	-	52,317
Other noncurrent assets	17,014		-	17,014
Total assets	$409,276	$49,762	$(42,240)	$416,798

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$92,974	$8,665	$-	$101,639
Accrued compensation and benefits	8,024	1,610	-	9,634
Customer allowances payable	8,513	1,063	-	9,576
Accrued interest	9,024	69	-	9,093
Other accrued expenses	9,884	908	-	10,792
Current portion of long-term debt	4,453	1,083	-	5,536

Total current liabilities	132,872	13,398	-	146,270
Intercompany payable	-	42,240	(42,240)	-
Long-term debt	390,970	20	-	390,990
Other noncurrent liabilities	2,512	-	-	2,512
Total liabilities	526,354	55,658	(42,240)	539,772
Shareholder's deficit:
Capital in excess of par value	469	-	-	469
Accumulated deficit	(117,547)	(8,810)	-	(126,357)
Accumulated other comprehensive income	-	2,914	-	2,914
Total shareholder's deficit	(117,078)	(5,896)	-	(122,974)
Total liabilities and shareholder's deficit	$409,276	$49,762	$(42,240)	$416,798

Leiner Health Products Inc.
Consolidating Balance Sheets
(in thousands)

	March 25, 2006
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,766	$3,965	$-	$7,731
Accounts receivable, net of allowances	68,314	4,897	-	73,211
Inventories	150,922	14,792	-	165,714
Income tax receivable	56	-	-	56
Prepaid expenses and other current assets	13,659	2,825	-	16,484
Total current assets	236,717	26,479	-	263,196
Intercompany receivable	32,875	-	(32,875)	-
Property, plant and equipment, net	64,378	8,240	-	72,618
Goodwill	55,019	3,226	-	58,245
Other noncurrent assets	22,039		-	22,039
Total assets	$411,028	$37,945	$(32,875)	$416,098
LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$75,122	$2,526	$-	$77,648
Accrued compensation and benefits	8,749	1,245	-	9,994
Customer allowances payable	9,831	691	-	10,522
Accrued interest	10,370	66	-	10,436
Other accrued expenses	12,323	2,095	-	14,418
Current portion of long-term debt	5,487	11	-	5,498
Total current liabilities	121,882	6,634	-	128,516
Intercompany payable	-	32,875	(32,875)	-
Long-term debt	397,110	9	-	397,119
Other noncurrent liabilities	5,545	-	-	5,545
Total liabilities	524,537	39,518	(32,875)	531,180
Shareholder's deficit:
Capital in excess of par value	13,489	-	-	13,489
Accumulated deficit	(126,998)	(3,127)	-	(130,125)
Accumulated other comprehensive income	-	1,554	-	1,554
Total shareholder's deficit	(113,509)	(1,573)	-	(115,082)
Total liabilities and shareholder's deficit	$411,028	$37,945	$(32,875)	$416,098

Leiner Health Products Inc.
Consolidating Statement of Operations
(in thousands)

	Year Ended March 27, 2004
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$605,605	$59,114	$(3,674)	$661,045
Cost of sales	443,901	46,327	(3,674)	486,554
Gross profit	161,704	12,787	-	174,491
Marketing, selling and distribution expenses	52,246	4,202	-	56,448
General and administrative expenses	37,421	3,620	-	41,041
Research and development expenses	5,670	-	-	5,670
Amortization of other intangibles	414	33	-	447
Other operating expense (income)	1,666	(138)	-	1,528
Operating income	64,287	5,070	-	69,357
Interest expense, net	17,366	1,588	-	18,954
Income before income taxes	46,921	3,482	-	50,403
Provision for income taxes	11,347	-	-	11,347
Net income	35,574	3,482	-	39,056
Accretion on preferred stock	(12,105)	-	-	(12,105)
Net income attributable to common shareholders	$23,469	$3,482	$-	$26,951

Leiner Health Products Inc.
Consolidating Statement of Operations
(in thousands)

	Year Ended March 26, 2005
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$615,481	$74,007	$(4,587)	$684,901
Cost of sales	461,348	56,110	(4,587)	512,871
Gross profit	154,133	17,897	-	172,030
Marketing, selling and distribution expenses	53,711	4,821	-	58,532
General and administrative expenses	30,031	4,103	-	34,134
Research and development expenses	5,299	-	-	5,299
Amortization of other intangibles	250	-	-	250
Recapitalization expenses	87,950	32	-	87,982
Other operating expense	2,377	9	-	2,386
Operating income (loss)	(25,485)	8,932	-	(16,553)
Interest expense, net	30,698	1,648	-	32,346
Income (loss) before income taxes	(56,183)	7,284	-	(48,899)
Provision for (benefit from) income taxes	(1,149)	162	-	(987)
Net income (loss)	(55,034)	7,122	-	(47,912)
Accretion on preferred stock	(39,212)	-	-	(39,212)
Net income (loss) attributable to common shareholders	$(94,246)	$7,122	$-	$(87,124)

Leiner Health Products Inc.
Consolidating Statement of Operations
(in thousands)

	Year Ended March 25, 2006
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$616,906	$54,997	$(2,342)	$669,561
Cost of sales	493,534	42,023	(2,342)	533,215
Gross profit	123,372	12,974	-	136,346
Marketing, selling and distribution expenses	54,194	4,250	-	58,444
General and administrative expenses	32,417	3,308	-	35,725
Research and development expenses	4,275	276	-	4,551
Amortization of other intangibles	638	-	-	638
Restructuring charges	3,836	-	-	3,836
Other operating (income) expense	1,192	(79)	-	1,113
Operating income	26,820	5,219	-	32,039
Interest (income) expense, net	36,979	(110)	-	36,869
Income (loss) before income taxes	(10,159)	5,329	-	(4,830)
Benefit from income taxes	(708)	(354)	-	(1,062)
Net income (loss)	$(9,451)	$5,683	$-	$(3,768)

Leiner Health Products Inc.
Consolidating Statement of Cash Flows
(in thousands)

	Year Ended March 27, 2004
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income	$35,574	$3,482	$39,056
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	10,329	2,361	12,690
Amortization of other intangibles and other contracts	1,943	35	1,978
Amortization of deferred financing charges	7,666	371	8,037
Provision for doubtful accounts and allowances	4,087	-	4,087
Provision for excess and obsolete inventory	5,746	-	5,746
Deferred income taxes	(3,488)	-	(3,488)
(Gain) loss on disposal of assets	74	(34)	40
Translation adjustment	-	(880)	(880)
Changes in operating assets and liabilities:
Accounts receivable	(24,598)	(141)	(24,739)
Inventories	(11,237)	(4,676)	(15,913)
Income tax receivable	198	473	671
Accounts payable	15,282	1,478	16,760
Accrued compensation and benefits	(3,012)	147	(2,865)
Customer allowances payable	(1,913)	(122)	(2,035)
Accrued interest	781	-	781
Other accrued expenses	1,424	(895)	529
Other	(2,682)	(7)	(2,689)
Net cash provided by operating activities	36,174	1,592	37,766
Investing activities
Additions to property, plant and equipment	(8,975)	(1,438)	(10,413)
Increase in other noncurrent assets	(2,516)	(246)	(2,762)
Net cash used in investing activities	(11,491)	(1,684)	(13,175)
Financing activities
Payments under bank term credit facility	(5,875)	(729)	(6,604)
Net payments on other long-term debt	(1,343)	(113)	(1,456)
Increase in deferred financing charges	(1,573)	(201)	(1,774)
Net cash used in financing activities	(8,791)	(1,043)	(9,834)
Intercompany	(2,046)	2,046	-
Effect of exchange rate changes	-	1,520	1,520
Net increase in cash and cash equivalents	13,846	2,431	16,277
Cash and cash equivalents at beginning of period	11,755	5,792	17,547
Cash and cash equivalents at end of period	$25,601	$8,223	$33,824

Leiner Health Products Inc.
Consolidating Statement of Cash Flows
(in thousands)

	Year Ended March 26, 2005
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(55,034)	$7,122	$(47,912)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	9,333	2,615	11,948
Amortization of other intangibles and other contracts	1,774	-	1,774
Amortization of deferred financing charges	5,009	436	5,445
Provision for doubtful accounts and allowances	4,791	-	4,791
Provision for excess and obsolete inventory	8,028	-	8,028
Deferred income taxes	(1,176)	-	(1,176)
Gain on disposal of assets	(52)	-	(52)
Stock option compensation expense	5	-	5
Translation adjustment	-	(2,805)	(2,805)
Changes in operating assets and liabilities:
Accounts receivable	(4,431)	(2,033)	(6,464)
Inventories	(24,417)	(2,425)	(26,842)
Income tax receivable	(1,827)	98	(1,729)
Accounts payable	9,287	553	9,840
Accrued compensation and benefits	(5,308)	316	(4,992)
Customer allowances payable	614	(15)	599
Accrued interest	8,184	(213)	7,971
Other accrued expenses	2,623	239	2,862
Other	(817)	(79)	(896)
Net cash provided by (used in) operating activities	(43,414)	3,809	(39,605)
Investing activities
Additions to property, plant and equipment	(16,361)	(1,630)	(17,991)
(Increase) decrease in other noncurrent assets	(2,952)	8	(2,944)
Net cash used in investing activities	(19,313)	(1,622)	(20,935)
Financing activities
Borrowings under bank term credit facility	240,000	-	240,000
Payments under bank term credit facility	(1,200)	-	(1,200)
Payments under old credit facility	(140,508)	(19,280)	(159,788)
Issuance of senior subordinated debt	150,000	-	150,000
Increase in deferred financing charges	(15,343)	(410)	(15,753)
Capital contribution from parent	251,500	-	251,500
Repurchase and retirement of preferred stock	(92,194)	-	(92,194)
Repurchase and retirement of common stock and common equity rights	(328,380)	-	(328,380)
Net payments on other long-term debt	(2,194)	(1,124)	(3,318)
Net cash provided by (used in) financing activities	61,681	(20,814)	40,867
Intercompany	(12,885)	12,885	-
Effect of exchange rate changes	-	2,800	2,800
Net decrease in cash and cash equivalents	(13,931)	(2,942)	(16,873)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824
Cash and cash equivalents at end of period	$11,670	$5,281	$16,951

Leiner Health Products Inc.
Consolidating Statement of Cash Flows
(in thousands)

	Year Ended March 25, 2006
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(9,451)	$5,683	$(3,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,963	2,272	15,235
Amortization of other intangibles and other contracts	1,399	-	1,399
Amortization of deferred financing charges.	1,866	-	1,866
Provision for doubtful accounts and allowances	5,153	-	5,153
Provision for excess and obsolete inventory	10,712	1,718	12,430
Deferred income taxes	3,424	(2,055)	1,369
(Gain) loss on disposal of assets	30	(24)	6
Stock option compensation expense	20	-	20
Translation adjustment	-	1,360	1,360
Changes in operating assets and liabilities:
Accounts receivable	5,993	4,115	10,108
Inventories	(13,224)	6,676	(6,548)
Income tax receivable	2,254	775	3,029
Accounts payable	(22,762)	(6,363)	(29,125)
Accrued compensation and benefits	727	(425)	302
Customer allowances payable	1,319	(409)	910
Accrued interest	1,346	(6)	1,340
Other accrued expenses	2,439	345	2,784
Other	1,909	(478)	1,431
Net cash provided by operating activities	6,117	13,184	19,301
Investing activities
Additions to property, plant and equipment	(12,101)	(1,143)	(13,244)
Acquisition of business	(22,922)	-	(22,922)
Proceeds from sale of fixed assets	625	-	625
(Increase) decrease in other noncurrent assets	(1,097)	1,037	(60)
Net cash used in investing activities	(35,495)	(106)	(35,601)
Financing activities
Net borrowings under bank revolving credit facility	5,000	-	5,000
Payments under bank term credit facility	(2,400)	-	(2,400)
Increase in deferred financing charges	(760)	-	(760)
Capital contribution from parent	13,000	-	13,000
Net payments on other long-term debt	(2,786)	(1,074)	(3,860)
Net cash provided by (used in) financing activities	12,054	(1,074)	10,980
Intercompany	9,420	(9,420)	-
Effect of exchange rate changes	-	(3,900)	(3,900)
Net decrease in cash and cash equivalents	(7,904)	(1,316)	(9,220)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951
Cash and cash equivalents at end of period	$3,766	$3,965	$7,731

16.	Composition of Certain Financial Statement Items

	March 26, 2005	March 25, 2006
	(in thousands)

Inventories:
Raw materials, bulk vitamins and packaging materials	$52,784	$36,026
Work-in-process	49,100	57,972
Finished products	63,026	71,716
	$164,910	$165,714
	Depreciable Lives
Property, plant and equipment:	(years)
Land	-	$718	$727
Buildings and improvements	31 - 40	12,025	12,465
Leasehold improvements	7 - 40	27,415	29,777
Machinery and equipment	3 - 20	121,430	134,365
Furniture and fixtures	3 - 10	3,241	3,200
		164,829	180,534
Less accumulated depreciation and amortization		(99,275)	(107,916)
		$65,554	$72,618

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
	(in thousands)
Other operating expense
(Gain) loss on disposal of assets	$40	$(52)	$6
Management fees (Note 10)	1,578	3,258	1,262
Other	(90)	(820)	(155)
	$1,528	$2,386	$1,113

17.	Supplementary Cash Flow Information

	Year Ended
	March 27, 2004	March 26, 2005	March 25, 2006
	(in thousands)
Cash paid during the year for:
Interest	$10,100	$18,917	$33,781
Income taxes, net of refunds received	14,636	(30)	(7,259)
Non cash increase in capital leases	2,071	285	7,359

SCHEDULE II

LEINER HEALTH PRODUCTS INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 27, 2004:
Accounts receivable allowances	$3,308	$4,087	$4,425	$2,970
Inventory valuation reserve	15,074	5,746	9,308	11,512

Year ended March 26, 2005:
Accounts receivable allowances	$2,970	$4,791	$4,648	$3,113
Inventory valuation reserve	11,512	8,028	8,550	10,990

Year ended March 25, 2006:
Accounts receivable allowances	$3,113	$5,153	$4,721	$3,545
Inventory valuation reserve	10,990	12,430	8,055	15,365

S-1