Form 10-Q
period 2006-06-24
LEINER HEALTH PRODUCTS INC
filed 2006-08-08
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 24, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-118532

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745
(Address of principal executive offices)	(Zip Code)

(310) 835-8400
Registrant’s telephone number, including area code

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Common Stock, $0.01 par value, 1,000 shares outstanding as of June 24, 2006

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.
Report on Form 10-Q
For the Quarter ended June 24, 2006

PART 1	Item 1

PART 1 Financial Information
Item 1 Financial Information

Leiner Health Products Inc.
Condensed Consolidated balance Sheets
(in thousands, except share data)

	March 25, 2006	June 24, 2006
		Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$7,731	$7,539
Accounts receivable, net of allowances of $3,545 and $3,019 at March 25, 2006 and June 24, 2006, respectively	73,211	61,067
Inventories	165,714	185,088
Prepaid expenses and other current assets	16,540	15,847
Total current assets	263,196	269,541
Property, plant and equipment, net	72,618	71,146
Goodwill	58,245	58,374
Other noncurrent assets	22,039	22,903
Total assets	$416,098	$421,964

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$77,648	$80,713
Accrued compensation and benefits	9,994	8,607
Customer allowances payable	10,522	11,477
Accrued interest	10,436	6,820
Other accrued expenses	14,418	14,674
Current portion of long-term debt	5,498	4,754
Total current liabilities	128,516	127,045
Long-term debt	397,119	401,237
Other noncurrent liabilities	5,545	5,612
Total liabilities	531,180	533,894
Commitments and contingencies
Shareholder's deficit:
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 issued and outstanding at March 25, 2006 and June 24, 2006	-	-
Capital in excess of par value	13,489	13,500
Accumulated deficit	(130,125)	(128,138)
Accumulated other comprehensive income	1,554	2,708
Total shareholder's deficit	(115,082)	(111,930)
Total liabilities and shareholder's deficit	$416,098	$421,964

See accompanying notes to condensed consolidated financial statements.

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Operations
Unaudited
(in thousands)

	Three months ended
	June 25, 2005	June 24, 2006

Net sales	$145,587	$163,910
Cost of sales	123,284	123,982
Gross profit	22,303	39,928
Marketing, selling and distribution expenses	13,784	15,194
General and administrative expenses	7,981	9,665
Research and development expenses	1,090	1,081
Amortization of other intangibles	10	282
Other operating expense (income)	642	(67)
Operating income (loss)	(1,204)	13,773
Interest expense, net	8,629	10,045
Income (loss) before income taxes	(9,833)	3,728
Provision for (benefit from) income taxes	(5,638)	1,741
Net income (loss)	$(4,195)	$1,987

See accompanying notes to condensed consolidated financial statements.

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three months ended
	June 25, 2005	June 24, 2006
Operating activities
Net income (loss)	$(4,195)	$1,987
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,732	3,891
Amortization of other intangibles and other contracts	324	427
Amortization of deferred financing charges	448	485
Provision for doubtful accounts and allowances	905	639
Provision for excess and obsolete inventory	3,227	5,991
Deferred income taxes	(1,438)	-
Gain on disposal of assets	-	(4)
Stock option compensation expense	5	7
Translation adjustment	521	(1,154)
Changes in operating assets and liabilities:
Accounts receivable	18,101	11,699
Inventories	1,189	(24,774)
Income tax receivable	(4,296)	1,832
Accounts payable	(15,975)	2,965
Accrued compensation and benefits	(1,693)	(1,437)
Customer allowances payable	850	927
Accrued interest	(3,536)	(3,618)
Other accrued expenses	(717)	(1,606)
Other	918	752
Net cash used in operating activities	(1,630)	(991)
Investing activities
Additions to property, plant and equipment	(5,406)	(3,299)
Increase in other noncurrent assets	(518)	(497)
Net cash used in investing activities	(5,924)	(3,796)
Financing activities
Net borrowings under bank revolving credit facility	-	5,000
Payments under bank term credit facility	(600)	(600)
Proceeds from the exercise of stock options	-	4
Net payments on other long-term debt	(1,989)	(1,027)
Net cash provided by (used in) financing activities	(2,589)	3,377
Effect of exchange rate changes	(687)	1,218
Net decrease in cash and cash equivalents	(10,830)	(192)
Cash and cash equivalents at beginning of period	16,951	7,731
Cash and cash equivalents at end of period	$6,121	$7,539

See accompanying notes to condensed consolidated financial statements.

PART 1	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

1. Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements of Leiner Health Products Inc. (“Leiner” or the “Company”) consolidate all of the Company’s subsidiaries, including all of its operating subsidiaries, which are Leiner Health Products, L.L.C., Leiner Health Services Corp., and Vita Health Products Inc. (“Vita Health”) and its non-operating subsidiaries, which are VH Vita Holdings Inc., Westcan Pharmaceuticals Ltd., and 6062199 Canada Inc. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 25, 2006, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”) file number 333-118532. Operating results for the three months ended June 24, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007 or any other future periods.

There have been no material changes in the Company’s critical accounting policies and estimates during the first quarter of fiscal 2007. Accordingly, the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended March 25, 2006, remains current.

2.  Fiscal Year

The Company maintains a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The first three months ended June 25, 2005 and June 24, 2006 were each comprised of 13 weeks.

3.  Fair Values of Debt Instruments

Fair values of the Company’s debt instruments have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity. The table below provides information about the fair value of the Company’s debt obligations under the Credit Facility and Notes (in thousands):

	June 24, 2006
	Total	Fair Value
Variable rate ($US)	$245,800	$245,800
Average interest rate	8.60%
Fixed rate ($US)	$150,000	$139,500
Average interest rate	11.00%

The fair value of the Industrial Development Revenue Bond Loan could not be estimated because there is no active market for such debt instruments.

PART 1	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

4.  Comprehensive Income (loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s deficit. The comprehensive income (loss) is as follows (in thousands):

	Three months ended
	June 25, 2005	June 24, 2006
Net income (loss)	$(4,195)	$1,987
Foreign currency translation adjustment	(521)	1,154
Comprehensive income (loss)	$(4,716)	$3,141

5.  Acquisition

In the second quarter of fiscal 2006, the Company agreed to acquire substantially all of the assets of Pharmaceutical Formulations Inc. (“PFI”), a manufacturer of private label OTC products in the United States, related to its OTC pharmaceutical business (the “Acquisition”), except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”).

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal 2006 and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):

Three months ended
June 25, 2005
Net sales	$158,882
Operating loss	(4,783)
Net loss	(7,788)

6.  Restructuring charges

In fiscal 2006, the Company eliminated approximately 104 positions from its Carson, Garden Grove and Valencia, California, Fort Mill, South Carolina, and Wilson, North Carolina locations. Severance and other costs related to such reductions totaled $3,836,000 and were paid to the terminated employees, except for the president, on a weekly basis through July 2006. The restructuring charges also include the severance accrued for the president, who resigned effective March 31, 2006. The accrued severance for the president will be paid on a weekly basis through April 2009.

PART 1	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The following table summarizes the activities in the Company’s restructuring reserve (in thousands):

Costs for Employess Terminated
Balance at March 25, 2006	$2,346
Cash payments	(1,162)
Balance at June 24, 2006	$1,184

7.  Inventories

Inventories consist of the following (in thousands):

	March 25, 2006	June 24, 2006
Inventories:
Raw materials, bulk vitamins and packaging materials	$36,026	$38,864
Work-in-process	57,972	66,738
Finished products	71,716	79,486
	$165,714	$185,088

8.  Debt

Long term debt consists of (in thousands):

	March 25, 2006	June 24, 2006
Credit Facility:
Revolving facility	$5,000	$10,000
Term facility	236,400	235,800
Total credit facility	241,400	245,800
Senior subordinated notes	150,000	150,000
Capital lease obligations	7,117	6,591
Industrial development revenue bond loan	4,100	3,600
	402,617	405,991
Less current portion	(5,498)	(4,754)
Total long-term debt	$397,119	$401,237

9.  Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly-owned subsidiary, and the Company's ultimate parent company LHP Holding Corp. ("Holdings") have a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services. As compensation for their services, the Company pays a $1,315,000 management fee in arrears annually plus reasonable out-of-pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a certain performance target. As of June 24, 2006, the Company does not expect to meet its performance target for fiscal 2007 and, therefore, the accrual for management fees has not been recorded in the first quarter of fiscal 2007. Other operating expenses in the accompanying statement of operations for the three months ended June 25, 2005 and June 24, 2006 include management fees, out-of-pocket expenses or related expenses of $672,000 and $9,000, respectively.

PART 1	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

On June 1, 2006, the Company made a loan to a senior vice president in the amount of $400,000. In accordance with the terms of the loan, the first obligation of $200,000 will be forgiven over three fiscal years subject to the senior vice president’s continued employment with the Company. If the senior vice president does not complete the three year continued employment term, then the senior vice president must repay the entire amount of the first obligation. The Company is amortizing the total amount of the first obligation over the three year term of the employment and as such charged to expense approximately $6,154 in the first quarter of fiscal 2007. The second obligation in the amount of $200,000 will be repaid by the employee starting in the first quarter of fiscal 2008. At June 24, 2006, the aggregate indebtedness under this loan was recorded under the other non-current assets caption in the accompanying condensed consolidated balance sheet. The interest rate on the unpaid principal balance is 8% per annum, subject to certain limitations.

10.  Income Taxes

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

The Company recorded an income tax provision of $1,741,000 or a 46.7% effective tax rate for the three months ended June 24, 2006, compared to a benefit of $5,638,000 or 57.3 % rate for the three months ended June 25, 2005. The effective tax rate for the three months ended June 24, 2006 is substantially different from the effective rate for the three months ended June 25, 2005 primarily due to the release of a significant portion of the Canadian valuation allowance against its deferred tax assets during the three months ended June 25, 2005. The release of the valuation allowance was based on the Company’s expected current and future profitable Canadian operation.

The effective tax rate was also affected by recently enacted Canadian federal tax rate reductions phased in over a four year period which became law on June 22, 2006 with the passage of Bill C-13. The scheduling of the expected reversal of Canadian deferred tax assets at the lower enacted tax rates is recognized as a first quarter discreet item and thus increased the quarterly tax provision.

11.  Employee Benefits

2004 Option Plan

During the third quarter of fiscal 2006, options to purchase 37,500 shares of common stock were granted to certain employees at an exercise price of $2.37. During the first quarter of fiscal 2007, options for 1,769 shares of common stock were exercised at $2.37 per share and options for 1,471 shares of common stock were forfeited.

PART 1	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The following table summarizes the information on options outstanding as of June 24, 2006:

Outstanding				Excercisable
Exercise price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.37	68,232	9.04	$2.37	25,452	$2.37

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in valuing options issued in the third quarter of fiscal 2006.

Three months ended
June 24, 2006
Risk free interest rate	4.20%
Expected term in years	5.00
Expected volatility	34.69%
Expected dividend rate	13.00%
Expected forfeiture rate	-%

The Company recorded a total expense of $2,888, including the cumulative expense of $1,686 for the options issued in the third quarter of fiscal 2006, as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three months ended June 24, 2006. The weighted-average per share, fair value of options granted during fiscal 2005 and fiscal 2006 was $0.41. As of June 24, 2006, there was $28,114 of total unrecorded and unrecognized compensation expense related to nonvested share-based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 3 years.

PART 1	Item 1

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

13.  Business Segment Information

The Company operates in two business segments. One consists of the Company's U.S. Operations (“Leiner U.S.”) and the other is the Company's Canadian operation (“Vita Health”). The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements (“VMS”) and OTC pharmaceuticals and distribute their products primarily through FDMC retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

Selected financial information for the Company's reportable segments for the three months ended June 25, 2005 and June 24, 2006 is as follows (in thousands):

	Leiner U.S.	Vita Health	Consolidated Totals
Three months ended June 25, 2005:
Net sales to external customers	$131,937	$13,650	$145,587
Intersegment sales	315	-	-
Depreciation and amortization, excluding deferred financing charges	3,353	703	4,056
Segment operating income (loss)	(2,704)	1,500	(1,204)
Interest expense, net (1)	8,289	340	8,629
Income tax expense	(5,497)	(141)	(5,638)
Segment assets	345,830	43,811	389,641
Additions to property, plant and equipment	5,301	105	5,406

Three months ended June 24, 2006:
Net sales to external customers	$152,032	$11,878	$163,910
Intersegment sales	474	588	-
Depreciation and amortization, excluding deferred financing charges	3,917	401	4,318
Segment operating income	13,207	566	13,773
Interest expense (income), net (1)	10,143	(98)	10,045
Income tax expense	1,300	441	1,741
Segment assets	383,088	38,876	421,964
Additions to property, plant and equipment	3,004	295	3,299

(1)	Interest expense, net includes the amortization of deferred financing charges.

PART 1	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended
	June 25, 2005%		June 24, 2006%
VMS products	$84,795	58%	$100,106	61%
OTC products	46,695	32%	50,159	31%
Contract manufacturing services/Other	14,097	10%	13,645	8%
Total	$145,587	100%	$163,910	100%

14.  Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of the 11% senior subordinated notes due 2012 (the "Notes"), the Company’s U.S. based subsidiaries, Leiner Health Services, Corp. and Leiner Health Products, LLC, guaranteed the payment of principal, premium and interest on the Notes. Since the Company has no independent assets or operations of its own and owns 100% of the guarantor subsidiaries, the disclosure below is presented consolidating the financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
(in thousands)

	March 25, 2006
	Company & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,766	$3,965	$-	$7,731
Accounts receivable, net of allowances	68,314	4,897	-	73,211
Inventories	150,922	14,792	-	165,714
Income tax receivable	-	-	-	-
Prepaid expenses and other current assets	13,715	2,825	-	16,540
Total current assets	236,717	26,479	-	263,196
Intercompany receivable	32,875	-	(32,875)	-
Property, plant and equipment, net	64,378	8,240	-	72,618
Goodwill	55,019	3,226	-	58,245
Other noncurrent assets	22,039	-	-	22,039
Total assets	$411,028	$37,945	$(32,875)	$416,098

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$75,122	$2,526	$-	$77,648
Accrued compensation and benefits	8,749	1,245	-	9,994
Customer allowances payable	9,831	691	-	10,522
Accrued interest	10,370	66	-	10,436
Other accrued expenses	12,323	2,095	-	14,418
Current portion of long-term debt	5,487	11	-	5,498
Total current liabilities	121,882	6,634	-	128,516
Intercompany payable	-	32,875	(32,875)	-
Long-term debt	397,110	9	-	397,119
Other noncurrent liabilities	5,545	-	-	5,545
Total liabilities	524,537	39,518	(32,875)	531,180
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	13,489	-	-	13,489
Accumulated deficit	(126,998)	(3,127)	-	(130,125)
Accumulated other comprehensive income	-	1,554	-	1,554
Total shareholder's deficit	(113,509)	(1,573)	-	(115,082)
Total liabilities and shareholder's deficit	$411,028	$37,945	$(32,875)	$416,098

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
Unaudited
(in thousands)

	June 24, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,443	$4,096	$-	$7,539
Accounts receivable, net of allowances	56,772	4,295	-	61,067
Inventories	169,533	15,555	-	185,088
Prepaid expenses and other current assets	12,737	3,110	-	15,847
Total current assets	242,485	27,056	-	269,541
Intercompany receivable	32,293	-	(32,293)	-
Property, plant and equipment, net	62,681	8,465	-	71,146
Goodwill	55,019	3,355	-	58,374
Other noncurrent assets	22,903	-	-	22,903
Total assets	$415,381	$38,876	$(32,293)	$421,964

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$78,470	$2,243	$-	$80,713
Accrued compensation and benefits	7,268	1,339	-	8,607
Customer allowances payable	10,623	854	-	11,477
Accrued interest	6,820	-	-	6,820
Other accrued expenses	12,349	2,325	-	14,674
Current portion of long-term debt	4,743	11	-	4,754
Total current liabilities	120,273	6,772	-	127,045
Intercompany payable	-	32,293	(32,293)	-
Long-term debt	401,230	7	-	401,237
Other noncurrent liabilities	5,612	-	-	5,612
Total liabilities	527,115	39,072	(32,293)	533,894
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	13,500	-	-	13,500
Accumulated deficit	(125,234)	(2,904)	-	(128,138)
Accumulated other comprehensive income	-	2,708	-	2,708
Total shareholder's deficit	(111,734)	(196)	-	(111,930)
Total liabilities and shareholder's deficit	$415,381	$38,876	$(32,293)	$421,964

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended June 25, 2005
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$132,252	$13,650	$(315)	$145,587
Cost of sales	113,204	10,395	(315)	123,284
Gross profit	19,048	3,255	-	22,303
Marketing, selling and distribution expenses	12,720	1,064	-	13,784
General and administrative expenses	7,267	714	-	7,981
Research and development expenses	1,083	7	-	1,090
Amortization of other intangibles	10	-	-	10
Other operating expense (income)	672	(30)	-	642
Operating income (loss)	(2,704)	1,500	-	(1,204)
Interest expense, net	8,289	340	-	8,629
Income (loss) before income taxes	(10,993)	1,160	-	(9,833)
Benefit from income taxes	(5,497)	(141)	-	(5,638)
Net income (loss)	$(5,496)	$1,301	$-	$(4,195)

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended June 24, 2006
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$152,506	$12,466	$(1,062)	$163,910
Cost of sales	115,083	9,961	(1,062)	123,982
Gross profit	37,423	2,505	-	39,928
Marketing, selling and distribution expenses	14,086	1,108	-	15,194
General and administrative expenses	8,778	887	-	9,665
Research and development expenses	1,063	18	-	1,081
Amortization of other intangibles	282	-	-	282
Other operating expense (income)	7	(74)	-	(67)
Operating income	13,207	566	-	13,773
Interest expense (income), net	10,143	(98)	-	10,045
Income before income taxes	3,064	664	-	3,728
Provision for income taxes	1,300	441	-	1,741
Net income	$1,764	$223	$-	$1,987

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Three months ended June 25, 2005
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(5,496)	$1,301	$(4,195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,029	703	3,732
Amortization of other intangibles and other contracts	324	-	324
Amortization of deferred financing charges	448	-	448
Provision for doubtful accounts and allowances	905	-	905
Provision for excess and obsolete inventory	3,227	-	3,227
Deferred income taxes	-	(1,438)	(1,438)
Stock option compensation expense	5	-	5
Translation adjustment	-	521	521
Changes in operating assets and liabilities:
Accounts receivable	14,498	3,603	18,101
Inventories	(900)	2,089	1,189
Income tax receivable	(5,540)	1,244	(4,296)
Accounts payable	(11,153)	(4,822)	(15,975)
Accrued compensation and benefits	(1,222)	(471)	(1,693)
Customer allowances payable	966	(116)	850
Accrued interest	(3,531)	(5)	(3,536)
Other accrued expenses	(437)	(280)	(717)
Other	1,027	(109)	918
Net cash provided by (used in) operating activities	(3,850)	2,220	(1,630)
Investing activities
Additions to property, plant and equipment	(5,301)	(105)	(5,406)
Decrease in other noncurrent assets	(518)	-	(518)
Net cash used in investing activities	(5,819)	(105)	(5,924)
Financing activities
Payments under bank term credit facility	(600)	-	(600)
Net payments on other long-term debt	(922)	(1,067)	(1,989)
Net cash used in financing activities	(1,522)	(1,067)	(2,589)
Intercompany	1,029	(1,029)	-
Effect of exchange rate changes	-	(687)	(687)
Net decrease in cash and cash equivalents	(10,162)	(668)	(10,830)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951
Cash and cash equivalents at end of period	$1,508	$4,613	$6,121

PART 1	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Three months ended June 24, 2006
	Parent & Gaurantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income	$1,764	$223	$1,987
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,490	401	3,891
Amortization of other intangibles and other contracts	427	-	427
Amortization of deferred financing charges	485	-	485
Provision for doubtful accounts and allowances	639	-	639
Provision for excess and obsolete inventory	5,896	95	5,991
Gain on disposal of assets	(2)	(2)	(4)
Stock option compensation expense	7	-	7
Translation adjustment	-	(1,154)	(1,154)
Changes in operating assets and liabilities:
Accounts receivable	10,904	795	11,699
Inventories	(24,507)	(267)	(24,774)
Income tax receivable	1,469	363	1,832
Accounts payable	3,348	(383)	2,965
Accrued compensation and benefits	(1,482)	45	(1,437)
Customer allowances payable	792	135	927
Accrued interest	(3,550)	(68)	(3,618)
Other accrued expenses	(1,386)	(220)	(1,606)
Other	922	(170)	752
Net cash used in operating activities	(784)	(207)	(991)
Investing activities
Additions to property, plant and equipment	(3,004)	(295)	(3,299)
Decrease in other noncurrent assets	(497)	-	(497)
Net cash used in investing activities	(3,501)	(295)	(3,796)
Financing activities
Net borrowings under bank revolving credit facility	5,000	-	5,000
Payments under bank term credit facility	(600)	-	(600)
Proceeds from the exercise of stock options	4	-	4
Net payments on other long-term debt	(1,024)	(3)	(1,027)
Net cash provided by (used in) financing activities	3,380	(3)	3,377
Intercompany	582	(582)	-
Effect of exchange rate changes	-	1,218	1,218
Net increase (decrease) in cash and cash equivalents	(323)	131	(192)
Cash and cash equivalents at beginning of period	3,766	3,965	7,731
Cash and cash equivalents at end of period	$3,443	$4,096	$7,539

PART 1	Item 2

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

Overview

The following discussion explains significant changes in the condensed consolidated financial condition and results of our operations for the three months ended June 24, 2006 (“first quarter of fiscal 2007”), and the significant developments affecting our financial condition since March 25, 2006. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 25, 2006, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the first quarter ended June 25, 2005 and June 24, 2006.

	Percentage of Net Sales Three months ended
	June 25, 2005	June 24, 2006
Net sales	100.0%	100.0%
Cost of sales	84.7	75.6
Gross profit	15.3	24.4
Selling, general and administrative expenses	15.0	15.2
Research and development expenses	0.7	0.7
Amortization of other intangibles	-	0.2
Other operating expense	0.4	-
Operating income (loss)	(0.8)	8.3
Interest expense, net	5.9	6.1
Income (loss) before income taxes	(6.7)	2.2
Provision for (benefit from) income taxes	(3.9)	1.1
Net income (loss)	(2.8)	1.1

Net Sales were $163.9 million in the first quarter of fiscal 2007, an increase of $18.3 million, or 12.6%, from $145.6 million in the first quarter of fiscal 2006. The $163.9 million in net sales represents the strongest first quarter in our history. While the first quarters of our fiscal years are typically our lowest sales quarters, the improvements we experienced in the first quarter of fiscal 2007 are strong indicators of our successful navigation of the shifting product landscape. The increase in net sales for the first quarter was primarily due to higher sales of joint care, coenzyme Q10 (CoQ10) and fish oil products and additional revenue due to the PFI acquisition partly offset by lower sales of analgesics and multivitamins products in Canada. We do not expect the current declining trend in our Canadian net sales to continue in the second half of fiscal 2007. Approximately 5% of the growth was due to the PFI acquisition. The prior year’s net sales were also adversely impacted by the establishment of $4.7 million reserve for customer returns of certain branded products.

U.S. net sales were $152.0 million in the first quarter of fiscal 2007, an increase of $20.1 million, or 15.2% from $131.9 million in the first quarter of fiscal 2006. The increase in net sales in the U.S. for the first quarter of fiscal 2007 was primarily due to higher sales of joint care, CoQ10 and fish oil products and additional revenue due to the PFI acquisition. In addition, the prior year’s net sales were adversely impacted by the establishment of $4.7 million reserve for customer returns of certain branded products. Net sales attributable to our Canadian operations were $11.9 million in the first quarter of fiscal 2007, a decrease of $1.8 million, or 13.0%, from $13.7 million in the same period of fiscal 2006. The Canadian year to year decrease for the first quarter of fiscal 2007 was primarily due to the continued impact of the decision by a competitive OTC supplier in Canada to supply retail customers directly on selected items and lower sales of analgesics and multivitamins products to the major customers in Canada.

PART 1	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Regarding our three principal product categories:

•
VMS product net sales were $100.1 million in the first quarter of fiscal 2007, an increase of $15.3 million, or 18.1%, from $84.8 million in the first quarter of fiscal 2006. The increase in VMS category sales was primarily due to higher sales of joint care, CoQ10 and fish oil products in the U.S. partly offset by lower sales of multivitamins products in Canada. In addition, the prior year’s sales were adversely impacted by the establishment of $4.7 million reserves for customer returns of certain branded products.

•
OTC product net sales were $50.2 million in the first quarter of fiscal 2007, an increase of $3.5 million, or 7.4%, from $46.7 million in the first quarter of fiscal 2006. The increase in OTC net sales for the three months ended June 24, 2006 was primarily attributable to additional revenue due to the PFI acquisition and rebound in our Naproxen sales partially offset by lower sales of analgesics products in Canada.

•
Contract manufacturing services net sales were $13.6 million in the first quarter of fiscal 2007, a decrease of $0.5 million, or 3.2%, from $14.1 million in the first quarter of fiscal 2006. The decrease in the three month period ended June 24, 2006 was primarily due to a decline in new product sales to one of our key contract manufacturing customers. We expect our contract manufacturing business to grow in fiscal 2007 as we have signed and/or expect to sign a number of major contracts with certain pharmaceutical companies.

Cost of sales was at $124.0 million, or 75.6%, of net sales, in the first quarter of fiscal 2007, an increase of $0.7 million, or 0.6%, from $123.3 million, or 84.7%, of net sales, in the first quarter of fiscal 2006. The cost of sales as a percentage of net sales decreased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to the continued stabilization of joint care margins on lower raw material costs achieved and better fixed cost absorption from higher plant utilization. In addition, the prior year’s cost of sales included the establishment of a reserve to reduce the carrying value of certain branded products.

Gross profit was $39.9 million, or 24.4% of net sales, in the first quarter of fiscal 2007, an increase of $17.6 million, or 79.0%, from $22.3 million, or 15.3% of net sales in the first quarter of fiscal 2006. The increase in gross profit as a percentage of net sales in the first quarter of fiscal 2007 is primarily due to higher sales of CoQ10 and fish oil products, continued stabilization of joint care margins on lower raw material costs, and better fixed cost absorption from higher plant utilization. The prior year’s gross profit included a reserve established for customer returns and a reserve to reduce the carrying value of certain branded products. We expect our gross profit in the fist half of fiscal 2007 to be consistent with the gross profit we achieved in the second half of fiscal 2006.

Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $24.9 million, or 15.2% of net sales, in the first quarter of fiscal 2007, an increase of $3.1 million, or 14.2%, from $21.8 million, or 14.9% of net sales, in the same period in the prior year. The increase in SG&A was primarily attributable to higher compensation, freight, consultant and broker commissions.

Research and development expenses (“R&D”) of $1.1 million in the first quarter of fiscal 2007 were materially consistent with the R&D expenses in the first quarter of fiscal 2006.

Amortization of other intangibles increased by $0.3 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due primarily to intangibles recorded in the fourth quarter of fiscal 2006 related to the PFI acquisition.

Other operating income in the first quarter of fiscal 2007 was $0.1 million compared to other operating expense of $0.6 million in the first quarter of fiscal 2006, a decrease of $0.7 million. The prior year other operating expenses include management fees and related expenses of $0.7 million. We do not expect to meet our performance target for fiscal 2007 and, therefore, the accrual for management fees has not been recorded in the first quarter of fiscal 2007.

PART 1	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the first quarter of fiscal 2007, net interest expense of $10.0 million represents an increase of $1.4 million from the first quarter of fiscal 2006 primarily due to an increase in the average interest rate charged on the average outstanding indebtedness and higher level of indebtedness compared to the first quarter of fiscal 2006.

We recorded an income tax provision of $1.7 million, or a 46.7% effective tax rate, in the first quarter of fiscal 2007, compared to a benefit of $5.6 million, or 57.3% effective tax rate, in the first quarter of fiscal 2006. The effective tax rate for the first quarter of fiscal 2007 is substantially different from the effective rate for the first quarter of fiscal 2006 primarily due to the release of a significant portion of the Canadian valuation allowance against its deferred tax assets during the first quarter of fiscal 2006. The release of the valuation allowance was based on our expected current and future profitable Canadian operations.

Primarily as a result of factors discussed above, a net income of $2.0 million was recorded in the first quarter of fiscal 2007 compared to a net loss of $4.2 million in the first quarter of fiscal 2006.

Credit Agreement EBITDA was $18.1 million for the first quarter of fiscal 2007 compared to Credit Agreement EBITDA of $9.2 million for the first quarter of fiscal 2006. Our Credit Agreement EBITDA on a trailing twelve month basis was $83.7 million, which we consider to be more in line with our historical performance prior to the issues we experienced in early fiscal 2006. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “Covenant Restrictions” and “Credit Agreement EBITDA” below.

Concentration of Credit Risk and Significant Customers, Suppliers and Products

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables. We sell our products to a geographically diverse customer base in the food, drug, mass merchant and warehouse club (“FDMC”) retail market. We perform ongoing credit evaluations of our customers and maintain adequate reserves for potential losses.

Our two customers accounted for the following percentage of gross sales in each respective period:

	Three months ended
	June 25, 2005	June 24, 2006
Customer A	45%	43%
Customer B	20%	23%

Our largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended
	June 25, 2005	June 24, 2006
Division 1	26%	24%
Division 2	19%	19%

Our top ten customers in the aggregate accounted for the following percentage of gross sales in each respective period:

	Three months ended
	June 25, 2005	June 24, 2006
Top ten customers	87%	86%

At March 25, 2006 and June 24, 2006, we had gross receivables from two U.S. customers representing approximately 43% and 32% and 39% and 34%, respectively of total receivables.

PART 1	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended June 25, 2005 and June 24, 2006, one supplier, excluding purchases by Vita Health, provided approximately 10% of raw materials purchased. No other supplier accounted for more than 10% of our purchases for the three months ended June 24, 2006.

Liquidity and Capital Resources

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.

As of June 24, 2006, we had outstanding debt of an aggregate amount of $406.0 million, consisting primarily of $235.8 million in principal amount under the term facility (the "Term Facility"), $10.0 million under the revolving facility (the "Revolving Facility"), $150.0 million of 11% senior subordinated notes due 2012 (the "Notes") and an aggregate amount of $10.2 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $235.8 million in term loan outstanding as of June 24, 2006 under the Credit Facility by May 27, 2011 with scheduled principal payments of $2.4 million in the remaining periods of fiscal 2007, $1.8 million in fiscal 2008, $2.4 million in fiscal 2009 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

In connection with our PFI acquisition and to provide us with additional operating flexibility, on September 23, 2005, we entered into Amendment No. 1 and Acknowledgement (the “Amendment”) with our senior lenders to the Credit Facility. The Amendment, among other things, (a) modified the “applicable margin” rate, (b) modified existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a new financial covenant of Minimum Liquidity provision (as defined) of not less than $20.0 million, and (d) modified the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid a fee equal to 0.25% of the aggregate total commitments of our senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the condensed consolidated balance sheet at March 25, 2006. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the Credit Facility. For additional details see “Covenant Restrictions” and “Credit Agreement EBITDA” below.

Borrowings under the Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.50% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be, plus an “applicable margin.” The amended “applicable margin” is based on our debt rating and leverage ratio. As of June 24, 2006, our weighted average interest rates were 8.60% under the Credit Facility. In addition to specified agent and up-front fees, the Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.

PART 1	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Amendment, among other things, requires us to maintain a Minimum Liquidity amount of not less than $20.0 million as of the last day of any fiscal month. At June 24, 2006, we had $31.2 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $8.8 million as of June 24, 2006. These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014.

In the event the net revolver availability plus the cash balance falls below the $20.0 million Minimum Liquidity amount, our equity sponsors have committed to contributing to us an additional $6.5 million in equity.

Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our Revolving Facility, will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in the Amendment will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business strategy.

If our future cash flow from operations and other capital resources is insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Notes and Credit Facility, may limit our ability to pursue any of these alternatives.

Covenant Restrictions

The Credit Facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the Notes, and it requires us to satisfy financial condition tests and to maintain specified financial ratios, such as a minimum liquidity, maximum total leverage ratio, minimum interest coverage ratio and limitation on capital expenditures. In addition, the Credit Facility prohibits us from declaring or paying any dividends and from making any payments with respect to the Notes if we fail to perform our obligations under, or fail to meet the conditions of, the Credit Facility or if such payment creates a default under the Credit Facility.

The indenture governing the Notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make other specified restricted payments and enter into some transactions with affiliates; (2) imposes specific restrictions on the ability of some of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to the Notes, the Credit Facility and Amendment also contains various covenants that limit our discretion in operating our businesses.

PART 1	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The financial covenants in the Credit Facility specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:

Test Period	Consolidated Indebtedness to Credit Agreement EDIBTA (1) Leverage Ratio
June 24, 2006	5.65 to 1.00
September 23, 2006	5.65 to 1.00
December 23, 2006	5.65 to 1.00
March 31, 2007	5.50 to 1.00
June 30, 2007	5.50 to 1.00
September 29, 2007	5.00 to 1.00
December 29, 2007	5.00 to 1.00
March 29, 2008	4.50 to 1.00
June 28, 2008	4.50 to 1.00
September 27, 2008	4.00 to 1.00
December 27, 2008	4.00 to 1.00
March 28, 2009 and thereafter	3.75 to 1.00

Credit Agreement EBITDA (1) to Consolidated Interest Expense Ratio
June 24, 2006	1.85 to 1.00
September 23, 2006	1.85 to 1.00
December 23, 2006	1.85 to 1.00
March 31, 2007	1.85 to 1.00
June 30, 2007	2.00 to 1.00
September 29, 2007	2.00 to 1.00
December 29, 2007	2.25 to 1.00
March 29, 2008	2.25 to 1.00
June 28, 2008	2.25 to 1.00
September 27, 2008	2.25 to 1.00
December 27, 2008	2.50 to 1.00
March 28, 2009 and thereafter	2.75 to 1.00

Note:
(1) See “Credit Agreement EBITDA” for more information regarding this term.

We were in compliance with all such financial covenants and our Minimum Liquidity provision as of June 24, 2006, was $38.8 million, well above the $20.0 million Minimum Liquidity requirement. Our ability to comply in future periods with the financial covenants in the Amendment will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business strategy. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

The Credit Facility is collateralized by substantially all of our assets. Borrowings under the Credit Facility are a key source of our liquidity. Our ability to borrow under the Credit Facility is dependent on, among other things, our compliance with the financial ratio covenants referred to in the preceding paragraphs. Failure to comply with the financial ratio covenants would result in a violation of the Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Credit Facility.

PART 1	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Agreement EBITDA

The table below sets forth our EBITDA as defined in our Amendment, which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our Amendment. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, depreciation and amortization, income tax expense, expenses incurred in connection with the recapitalization, aggregate amount of all other non-cash items (including non-cash compensation charges), proceeds from business interruption insurance, management fees, expenses related to any permitted acquisition (other than the PFI Acquisition), fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, any non-cash charges outside the normal course of business that result in an accrual of a reserve for cash charges in any future period, expenses incurred or accrued representing joint care customer in-stock investments, inventory reduction impact and other expenses, expenses incurred in connection with any restructuring, expenses incurred in connection with the employment of professionals to assist restructuring, integration of the PFI Business and the Amendment, non-capitalized transition and integration expenses incurred in connection with the PFI Acquisition, any non-cash charges that result from final accounting adjustments associated with the PFI Acquisition, expenses incurred in connection with operating facilities to provide adequate inventory and to ensure continuous supplies to customers of the PFI Business. In addition, Credit Agreement EBITDA also adjusts net income by all non-cash items increasing consolidated net income (other than accrual of revenue or recording of receivables in the ordinary course of the business) and the reversal of any reserve or the payment of any amount that was reserved. The Credit Facility also provides for adjustments to consolidated net income including, among other things, for asset write-downs. The Amendment requires us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended
	June 25, 2005	June 24, 2006
Net income (loss)	$(4,195)	$1,987
Provision for (benefit from) income taxes	(5,638)	1,741
Interest expense, net	8,629	10,045
Depreciation and amortization	4,055	4,318
Asset write-down (1)	5,659	-
Non-cash stock compensation expense	5	7
Expenses related to permitted acquisition	22	-
Management fees (2)	672	9
Credit Agreement EBITDA (3)	$9,209	$18,107

(1)
Represents the reserve established for anticipated customer returns and the reduction of the carrying value of inventory related to certain branded products in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows for the three months ended June 25, 2005.

(2)	Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.

(3)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in our Amendment described under “Credit Agreement EBITDA.”

PART 1	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sources and Uses of Cash

Net cash used in operating activities totaled $1.6 million and $1.0 million in the first quarter of fiscal 2006 and fiscal 2007, respectively. In the first quarter of fiscal 2007, the most significant change in our operating activities was the increase in our inventories by $24.8 million primarily due to support customer requirements of higher fulfillment rates and lower inventory levels by retailers. We do not expect this trend to continue in the second half of fiscal 2007. In addition, our accounts receivable at June 24, 2006, was $61.1 million, or 34 days of net sales outstanding compared to an accounts receivable of $73.2 million, or 38 days of net sales outstanding, at March 25, 2006, a decrease of $12.1 million in the first quarter of fiscal 2007.

Net cash used in investing activities totaled $5.9 million and $3.8 million in the first quarter of fiscal 2006 and fiscal 2007, respectively. The decrease was primarily related to lower capital expenditure in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Capital expenditures were $3.3 million in the first quarter of fiscal 2007, a decrease of $2.1 million, from $5.4 million in the first quarter of fiscal 2006. We expect our capital expenditures to be higher in fiscal 2007 as we continue to increase internal manufacturing and prepare for contract manufacturing and OTC switch opportunities.

Net cash used in financing activities was $2.6 million in the first quarter of fiscal 2006 compared to net cash provided by financing activities of $3.4 million in the first quarter of fiscal 2007. Net cash provided in the first quarter of fiscal 2007 represents primarily the borrowings from our Revolving Facility.

Critical Accounting Policies and Estimates

Revenue Recognition

The following table summarizes the activities in our accruals for contractual allowances, future chargebacks and product returns (in thousands):

	Reserve for Contractual Allowances	Reserve for Future Chargebacks	Reserve for Product Returns
Balance at March 25, 2006	$11,187	$1,071	$2,865
Current provision	8,646	1,576	309
Actual returns or credits	(8,016)	(1,708)	(395)
Balance at June 24, 2006	$11,817	$939	$2,779

Actual returns included products sold in prior fiscal periods of $44,000 and $225,000 for the first quarter of fiscal 2006 and 2007, respectively. We do not have the ability to track actual credits for contractual allowances and future chargebacks by fiscal period because a significant time lag exists between the date on which we determine our contractual liability and when we actually pay the liability. In addition, the documentation provided to us by our customers for such deductions are generally insufficient for us to determine the exact date when the liability may have been accrued on our balance sheet.

PART 1	Item 2

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

PART 1	Item 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the first quarter of fiscal 2007. Accordingly, the disclosure provided in the Annual Report on Form 10-K for the year ended March 25, 2006 remains current.

PART 1	Item 4

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 24, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 24, 2006. There were no material changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	Other Information

Item 1. Legal Proceedings.

There are currently seven pending individual product liability complaints filed against us and/or our customers alleging damages associated with the ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and August 27, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas, Louisiana, Michigan and Washington. The complaints include allegations such as subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised its opinion regarding PPA in November 2000. Two of the seven PPA claims involve products that were neither manufactured nor distributed by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Executive Vice Present and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEINER HEALTH PRODUCTS INC.

Date: August 8, 2006	By:	/s/ Kevin McDonnell
Kevin McDonnell Executive Vice President and Chief Financial Officer