Form 10-Q
period 2006-09-30
LEINER HEALTH PRODUCTS INC
filed 2006-11-14
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-118532

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.01 par value, 1,000 shares outstanding as of September 30, 2006

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.
Report on Form 10-Q
For the Quarter ended September 30, 2006

PART I	Item 1

PART I. Financial Information
Item 1. Financial Statements
Leiner Health Products Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 25, 2006	September 30, 2006
		Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$7,731	$13,431
Accounts receivable, net of allowances of $3,545 and $3,041 at March 25, 2006
and September 30, 2006, respectively	73,211	66,788
Inventories	165,714	167,182
Prepaid expenses and other current assets	16,540	15,711
Total current assets	263,196	263,112
Property, plant and equipment, net	72,618	74,246
Goodwill	58,245	58,391
Other noncurrent assets	22,039	21,645
Total assets	$416,098	$417,394

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$77,648	$76,832
Accrued compensation and benefits	9,994	10,127
Customer allowances payable	10,522	12,796
Accrued interest	10,436	5,587
Other accrued expenses	14,418	16,717
Current portion of long-term debt	5,498	4,884
Total current liabilities	128,516	126,943
Long-term debt	397,119	390,688
Other noncurrent liabilities	5,545	5,668
Total liabilities	531,180	523,299
Shareholder's deficit:
Common stock, $0.01 par value; 3,000,000 shares authorized,
1,000 issued and outstanding at March 25, 2006 and September 30, 2006	-	-
Capital in excess of par value	13,489	13,459
Accumulated deficit	(130,125)	(122,072)
Accumulated other comprehensive income	1,554	2,708
Total shareholder's deficit	(115,082)	(105,905)
Total liabilities and shareholder's deficit	$416,098	$417,394

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Operations
Unaudited
(in thousands)

	Three months ended		Six months ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Net sales	$168,935	$197,966	$314,522	$361,876
Cost of sales	139,438	146,976	262,722	270,958
Gross profit	29,497	50,990	51,800	90,918
Marketing, selling and distribution expenses	14,251	17,294	28,035	32,488
General and administrative expenses	8,276	10,796	16,257	20,460
Research and development expenses	1,354	1,096	2,445	2,177
Amortization of other intangibles	10	300	20	582
Other operating expense (income)	(36)	1,179	605	1,112
Operating income	5,642	20,325	4,438	34,099
Interest expense, net	8,911	10,110	17,540	20,155
Income (loss) before income taxes	(3,269)	10,215	(13,102)	13,944
Provision for (benefit from) income taxes	(1,836)	4,149	(7,474)	5,891
Net income (loss)	$(1,433)	$6,066	$(5,628)	$8,053

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six months ended
	September 24, 2005	September 30, 2006
Operating activities
Net income (loss)	$(5,628)	$8,053
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	7,474	7,901
Amortization of other intangibles and other contracts	482	874
Amortization of deferred financing charges	896	971
Provision for doubtful accounts and allowances	3,543	1,953
Provision for excess and obsolete inventory	7,060	6,004
Deferred income taxes	(1,460)	-
(Gain) loss on disposal of assets	41	(37)
Stock option compensation expense	10	12
Translation adjustment	(1,341)	(1,153)
Changes in operating assets and liabilities:
Accounts receivable	15,623	4,690
Inventories	3,644	(6,797)
Income tax receivable/payable	(6,229)	3,686
Accounts payable	(28,880)	(937)
Accrued compensation and benefits	(1,636)	76
Customer allowances payable	274	2,243
Accrued interest	800	(4,852)
Other accrued expenses	757	(1,422)
Other	1,194	901
Net cash provided by (used in) operating activities	(3,376)	22,166
Investing activities
Additions to property, plant and equipment	(7,648)	(8,732)
Increase in other noncurrent assets	(2,361)	(482)
Net cash used in investing activities	(10,009)	(9,214)
Financing activities
Net borrowings under bank revolving credit facility	9,000	(5,000)
Payments under bank term credit facility	(1,200)	(1,800)
Increase in deferred financing charges	(752)	-
Proceeds from the exercise of stock options	-	4
Repurchase of restricted stock	-	(46)
Net payments on other long-term debt	(2,512)	(1,459)
Net cash provided by (used in) financing activities	4,536	(8,301)
Effect of exchange rate changes	1,635	1,049
Net decrease in cash and cash equivalents	(7,214)	5,700
Cash and cash equivalents at beginning of period	16,951	7,731
Cash and cash equivalents at end of period	$9,737	$13,431

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

1.	Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements of Leiner Health Products Inc. (“Leiner” or the “Company”) consolidate all of the Company’s subsidiaries, including all of its operating subsidiaries, which are Leiner Health Products, LLC, Leiner Health Services Corp., and Vita Health Products Inc. (“Vita Health”) and its non-operating subsidiaries, which are VH Vita Holdings Inc., Westcan Pharmaceuticals Ltd., and 6062199 Canada Inc. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 25, 2006, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”), file number 333-118532. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007 or any other future periods.

There have been no material changes in the Company’s critical accounting policies and estimates during the second quarter of fiscal 2007. Accordingly, the disclosure provided in the Company’s Annual Report on Form 10-K for the year ended March 25, 2006 remains current.

2.	Fiscal Year

The Company maintains a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The three months ended September 24, 2005 and September 30, 2006 were comprised of 13 and 14 weeks, respectively. The six months ended September 24, 2005 and September 30, 2006 were comprised of 26 and 27 weeks, respectively.

3.	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 on our consolidated financial position, results of operations and cash flows.

4.	Fair Values of Debt Instruments

Fair values of the Company’s debt instruments have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity. The table below provides information about the fair value of the Company’s debt obligations under the Credit Facility and Notes (in thousands):

	September 30, 2006
	Total	Fair Value
Variable rate ($US	$234,600	$234,600
Average interest rate	8.88%
Fixed rate ($US	$150,000	$145,125
Average interest rate	11.00%

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

The fair value of the Industrial Development Revenue Bond Loan, book value of $3,600,000 at September 30, 2006, could not be estimated because there is no active market for such debt instruments.

5.	Comprehensive Income (loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s deficit. The comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Net income (loss)	$(1,433)	$6,066	$(5,628)	$8,053
Foreign currency translation adjustment	1,862	(1)	1,341	1,153
Comprehensive income (loss)	$429	$6,065	$(4,287)	$9,206

6.	Acquisition

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

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal 2006 and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):

	Three months ended	Six months ended
	September 24, 2005	September 24, 2005
Net sales	$184,259	$343,141
Operating income (loss)	1,872	(2,911)
Net loss	(2,534)	(10,322)

7.	Restructuring charges

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

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

The following table summarizes the activities in the Company’s restructuring reserve (in thousands):

Costs for
Employees
Terminated
Balance at March 25, 2006	$2,346
Cash payments	(1,546)
Balance at September 30, 2006	$800

8.	Inventories

Inventories consist of the following (in thousands):

	March 25, 2006	September 30, 2006
Inventories:
Raw materials, bulk vitamins and packaging materials	$36,026	$35,984
Work-in-process	57,972	65,798
Finished products	71,716	65,400
	$165,714	$167,182

9.	Debt

Long-term debt consists of (in thousands):

	March 25, 2006	September 30, 2006
Credit Facility:
Revolving facility	$5,000	$-
Term facility	236,400	234,600
Total credit facility	241,400	234,600
Senior subordinated notes	150,000	150,000
Capital lease obligations	7,117	7,372
Industrial development revenue bond loan	4,100	3,600
	402,617	395,572
Less current portion	(5,498)	(4,884)
Total long-term debt	$397,119	$390,688

10.	Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly-owned subsidiary, and the Company’s ultimate parent company LHP Holding Corp. (“Holdings”) have a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services. As compensation for their services, the Company pays a $1,315,000 management fee in arrears annually plus reasonable out-of-pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a certain performance target. As of September 30, 2006, the Company has recorded the accrual for management fees for the first six months of fiscal 2007 in the second quarter of fiscal 2007. Other operating expenses in the accompanying statement of operations for the three months ended September 24, 2005 and September 30, 2006 include management fees, out-of-pocket expenses and related expenses of $(68,000) and $1,344,000, respectively. Other operating expenses for the six months ended September 24, 2005 and September 30, 2006 include management fees, out-of-pocket expenses and related expenses of $604,000 and $1,354,000, respectively.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

On June 1, 2006, the Company made a loan to a senior vice president in the amount of $400,000. In accordance with the terms of the loan, the first obligation of $200,000 will be forgiven over three fiscal years subject to the senior vice president’s continued employment with the Company. If the senior vice president does not complete the three year continued employment term, then the senior vice president must repay the entire amount of the first obligation. The Company is amortizing the total amount of the first obligation over the three year term of the employment and as such charged to expense approximately $24,616 in the first six months of fiscal 2007. The second obligation in the amount of $200,000 will be repaid by the employee starting in the first quarter of fiscal 2008. At September 30, 2006, the aggregate indebtedness under this loan was recorded under the other non-current assets caption in the accompanying condensed consolidated balance sheet. The interest rate on the unpaid principal balance is 8% per annum, subject to certain limitations.

We are party to an agreement, dated August 6, 2004, with Employers Direct, which is partly owned by Golden Gate Capital, one of our equity holders, pursuant to which Employers Direct provides us with certain workers compensation insurance coverage. Pursuant to this agreement, we paid Employers Direct $2.3 million, $2.2 million, and $1.0 million for fiscal year 2005, fiscal year 2006, and for the six months ended September 30, 2006, respectively. The current policy agreement is scheduled to terminate on April 1, 2007. Our agreement with Employers Direct is on arm’s-length terms, which we believe are no less favorable to us than those that would have been obtained in a comparable transaction with an unaffiliated third party.

In August 2006, Infor Global Solutions, a company wholly owned by Golden Gate Capital, one of our equity holders, acquired SSA Global which is the provider of the Company’s core ERP software. The Company has paid approximately $113,755 and $135,672 to SSA Global for the three and six months ended September 24, 2005, respectively. For the six months ended September 30, 2006, the accompanying statement of operation included a payment of $3,570.

11.	Income Taxes

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

The Company recorded an income tax provision of $4,149,000 or a 40.6% effective tax rate for the three months ended September 30, 2006, compared to a tax benefit of $1,836,000 or a 56.2% effective tax rate for the three months ended September 24, 2005. The Company recorded an income tax provision of $5,891,000 or a 42.2% effective tax rate for the six months ended September 30, 2006, compared to a tax benefit of $7,474,000 or a 57.0% effective tax rate for the six months ended September 24, 2005.

The effective tax rate for the three and six months ended September 30, 2006 is substantially different from the effective rate for the three and six months ended September 24, 2005 primarily due to the release of a significant portion of the Canadian valuation allowance against its deferred tax assets during the three months ended June 25, 2005. The release of the valuation allowance was based on the Company’s expected current and future profitable Canadian operations.

The effective tax rate was also affected by recently enacted Canadian federal tax rate reductions phased in over a four year period which became law on June 22, 2006 with the passage of Bill C-13. The scheduling of the expected reversal of Canadian deferred tax assets at the lower effective tax rates is recognized as a first quarter discreet item and thus increased quarterly tax provision.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

12.	Employee Benefits

2004 Option Plan

The Board authorized an additional 39,500 of options on September 13, 2006. The options will vest over four years.
The following table summarizes the information on options outstanding as of September 30, 2006:

Outstanding				Excercisable
Exercise price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 2.37	107,732	9.24	$2.37	25,452	$2.37

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in valuing options issued in the second quarter of fiscal 2007.

Six months ended
September 30, 2006
Risk free interest rate	4.56%
Expected term in years	5.00
Expected volatility	34.69%
Expected dividend rate	13.00%
Expected forfeiture rate	-%

The Company recorded a total expense of $1,691 and $4,580 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and six months ended September 30, 2006, respectively. The weighted-average per share fair value of options granted during fiscal 2005, fiscal 2006 and fiscal 2007 was $0.35. As of September 30, 2006, there was $28,238 of total unrecorded and unrecognized compensation expense related to nonvested share-based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 3.07 years.

Restricted Stock Plan

During the second quarter of fiscal 2007, the Company repurchased 19,568 shares of common stock at $2.37 per share.

The following table summarizes the information on the restricted stock issued as of September 30, 2006.

Outstanding				First Call Rights Released
Purchase price	Number of Shares	Average Remaining Call Right Life (years)	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
$ 2.37	176,108	3.75	$2.37	88,054	$2.37

13.	Contingencies

The Company has been named a defendant in six pending cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine (PPA) containing products that the Company allegedly manufactured and sold. Currently, none of the cases has proceeded to trial, although the Company intends to vigorously defend these allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier. The Company has recorded in its consolidated financial statements a liability for the entire estimated potential liability in the amount of $1,100,000, based on the opinion of outside counsel, at September 30, 2006, as to the probable settlement value of the cases based on the Company’s consultations with its primary insurance carrier and broker. For the second quarter and six-months ended September 30, 2006, the company released legal reserves of $629,000. These amounts were recorded in the Statement of Operations under General and Administrative Expenses.

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

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

Selected financial information for the Company's reportable segments for the three and six months ended September 24, 2005 and September 30, 2006 is as follows (in thousands):

	Leiner	Vita	Consolidated
	U.S.	Health	Totals
Three months ended September 24, 2005:
Net sales to external customers	$154,599	$14,336	$168,935
Intersegment sales	919	33	-
Depreciation and amortization, excluding deferred financing charges	3,281	620	3,901
Segment operating income	5,138	504	5,642
Interest (income) expense, net (1)	9,315	(404)	8,911
Income tax expense (benefit)	(2,923)	1,087	(1,836)
Segment assets	349,838	47,216	397,054
Additions to property, plant and equipment	7,193	326	7,519

Three months ended September 30, 2006:
Net sales to external customers	$184,538	$13,428	$197,966
Intersegment sales	525	522	-
Depreciation and amortization, excluding deferred financing charges	4,055	402	4,457
Segment operating income	19,607	718	20,325
Interest expense, net (1)	10,071	39	10,110
Income tax expense	4,019	130	4,149
Segment assets	377,650	39,744	417,394
Additions to property, plant and equipment	5,897	749	6,646

Six months ended September 24, 2005:
Net sales to external customers	$286,536	$27,986	$314,522
Intersegment sales	1,234	34	-
Depreciation and amortization, excluding deferred financing charges	6,633	1,323	7,956
Segment operating income (loss)	2,433	2,005	4,438
Interest expense, net (1)	17,604	(64)	17,540
Income tax expense (benefit)	(8,420)	946	(7,474)
Segment assets	349,838	47,216	397,054
Additions to property, plant and equipment	12,494	431	12,925

Six months ended September 30, 2006:
Net sales to external customers	$336,569	$25,307	$361,876
Intersegment sales	1,000	1,110	-
Depreciation and amortization, excluding deferred financing charges	7,972	803	8,775
Segment operating income	32,814	1,285	34,099
Interest (income) expense, net (1)	20,214	(59)	20,155
Income tax expense	5,319	572	5,891
Segment assets	377,650	39,744	417,394
Additions to property, plant and equipment	8,901	1,044	9,945

_____________
(1)	Interest expense, net includes the amortization of deferred financing charges.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended				Six months ended
	September 24, 2005%		September 30, 2006%		September 24, 2005%		September 30, 2006%
VMS products	$109,824	65%	$122,338	62%	$194,620	62%	$222,444	61%
OTC products	46,691	28%	60,483	30%	93,386	30%	110,642	31%
Contract manufacturing
services/Other	12,420	7%	15,145	8%	26,516	8%	28,790	8%
Total	$168,935	100%	$197,966	100%	$314,522	100%	$361,876	100%

15.	Financial information for subsidiary guarantor and subsidiary non-guarantor

In connection with the issuance of the 11% senior subordinated notes due 2012 (the “Notes”), the Company’s U.S. based subsidiaries, Leiner Health Services Corp. and Leiner Health Products, LLC, guaranteed the payment of principal, premium and interest on the Notes. Since the Company has no independent assets or operations of its own and owns 100% of the guarantor subsidiaries, the disclosure below is presented consolidating the financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(in thousands)
	March 25, 2006
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

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
Unaudited
(in thousands)

	September 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$10,188	$3,243	$-	$13,431
Accounts receivable, net of allowances	62,024	4,764	-	66,788
Inventories	150,736	16,446	-	167,182
Prepaid expenses and other current assets.	12,718	2,993	-	15,711
Total current assets	235,666	27,446	-	263,112
Intercompany receivable	32,480	-	(32,480)	-
Property, plant and equipment, net	65,320	8,926	-	74,246
Goodwill	55,019	3,372	-	58,391
Other noncurrent assets.	21,645	-	-	21,645
Total assets	$410,130	$39,744	$(32,480)	$417,394

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$73,082	$3,750	$-	$76,832
Accrued compensation and benefits	8,805	1,322	-	10,127
Customer allowances payable	12,071	725	-	12,796
Accrued interest	5,587	-	-	5,587
Other accrued expenses	15,618	1,099	-	16,717
Current portion of long-term debt	4,868	16	-	4,884
Total current liabilities	120,031	6,912	-	126,943
Intercompany payable	-	32,480	(32,480)	-
Long-term debt	390,688	-	-	390,688
Other noncurrent liabilities	5,668	-	-	5,668
Total liabilities	516,387	39,392	(32,480)	523,299
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	13,459	-	-	13,459
Accumulated deficit	(119,716)	(2,356)	-	(122,072)
Accumulated other comprehensive income	-	2,708	-	2,708
Total shareholder's deficit	(106,257)	352	-	(105,905)
Total liabilities and shareholder's deficit	$410,130	$39,744	$(32,480)	$417,394

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended September 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$155,518	$14,369	$(952)	$168,935
Cost of sales	128,288	12,102	(952)	139,438
Gross profit	27,230	2,267	-	29,497
Marketing, selling and distribution expenses	13,205	1,046	-	14,251
General and administrative expenses	7,555	721	-	8,276
Research and development expenses	1,328	26	-	1,354
Amortization of other intangibles	10	-	-	10
Other operating income	(6)	(30)	-	(36)
Operating income	5,138	504	-	5,642
Interest expense (income), net	9,315	(404)	-	8,911
Income (loss) before income taxes	(4,177)	908	-	(3,269)
Provision for (benefit from) income taxes	(2,923)	1,087	-	(1,836)
Net loss	$(1,254)	$(179)	$-	$(1,433)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended September 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$185,063	$13,950	$(1,047)	$197,966
Cost of sales	137,074	10,949	(1,047)	146,976
Gross profit	47,989	3,001	-	50,990
Marketing, selling and distribution expenses	15,954	1,340	-	17,294
General and administrative expenses	9,837	959	-	10,796
Research and development expenses	1,075	21	-	1,096
Amortization of other intangibles	300	-	-	300
Other operating expense (income)	1,216	(37)	-	1,179
Operating income	19,607	718	-	20,325
Interest expense, net	10,071	39	-	10,110
Income before income taxes	9,536	679	-	10,215
Provision for income taxes	4,019	130	-	4,149
Net income	$5,517	$549	$-	$6,066

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Six months ended September 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$287,770	$28,020	$(1,268)	$314,522
Cost of sales	241,491	22,499	(1,268)	262,722
Gross profit	46,279	5,521	-	51,800
Marketing, selling and distribution expenses	25,925	2,110	-	28,035
General and administrative expenses	14,822	1,435	-	16,257
Research and development expenses	2,412	33	-	2,445
Amortization of other intangibles	20	-	-	20
Other operating (income) expense	667	(62)	-	605
Operating income	2,433	2,005	-	4,438
Interest expense (income), net	17,604	(64)	-	17,540
Income (loss) before income taxes	(15,171)	2,069	-	(13,102)
Provision for (benefit from) income taxes	(8,420)	946	-	(7,474)
Net income (loss)	$(6,751)	$1,123	$-	$(5,628)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Six months ended September 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$337,569	$26,417	$(2,110)	$361,876
Cost of sales	252,157	20,911	(2,110)	270,958
Gross profit	85,412	5,506	-	90,918
Marketing, selling and distribution expenses	30,040	2,448	-	32,488
General and administrative expenses	18,616	1,844	-	20,460
Research and development expenses	2,137	40	-	2,177
Amortization of other intangibles	582	-	-	582
Other operating (income) expense	1,223	(111)	-	1,112
Operating income	32,814	1,285	-	34,099
Interest expense (income), net…	20,214	(59)	-	20,155
Income before income taxes	12,600	1,344	-	13,944
Provision for income taxes	5,319	572	-	5,891
Net income	$7,281	$772	$-	$8,053

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Six months ended September 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(6,751)	$1,123	$(5,628)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	6,151	1,323	7,474
Amortization of other intangibles and other contracts	482	-	482
Amortization of deferred financing charges	896	-	896
Provision for doubtful accounts and allowances	3,543	-	3,543
Provision for excess and obsolete inventory	6,827	233	7,060
Deferred income taxes	-	(1,460)	(1,460)
(Gain) loss on disposal of assets	61	(20)	41
Stock option compensation expense	10	-	10
Translation adjustment	-	(1,341)	(1,341)
Changes in operating assets and liabilities:
Accounts receivable	12,424	3,199	15,623
Inventories	(929)	4,573	3,644
Income tax receivable	(8,367)	2,138	(6,229)
Accounts payable	(23,234)	(5,646)	(28,880)
Accrued compensation and benefits	(1,020)	(616)	(1,636)
Customer allowances payable	341	(67)	274
Accrued interest	805	(5)	800
Other accrued expenses	(535)	1,292	757
Other	1,236	(42)	1,194
Net cash provided by (used in) operating activities	(8,060)	4,684	(3,376)
Investing activities
Additions to property, plant and equipment	(7,217)	(431)	(7,648)
Increase in other noncurrent assets	(2,361)	-	(2,361)
Net cash used in investing activities	(9,578)	(431)	(10,009)
Financing activities
Net borrowings under bank revolving credit facility	9,000	-	9,000
Payments under old credit facility	(1,200)	-	(1,200)
Increase in deferred financing charges	(752)	-	(752)
Net payments on other long-term debt	(1,443)	(1,069)	(2,512)
Net cash provided by (used in) financing activities	5,605	(1,069)	4,536
Intercompany	1,451	(1,451)	-
Effect of exchange rate changes	-	1,635	1,635
Net increase (decrease) in cash and cash equivalents	(10,582)	3,368	(7,214)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951
Cash and cash equivalents at end of period	$1,088	$8,649	$9,737

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Six months ended September 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income	$7,281	$772	$8,053
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation	7,098	803	7,901
Amortization of other intangibles and other contracts	874	-	874
Amortization of deferred financing charges	971	-	971
Provision for doubtful accounts and allowances	1,953	-	1,953
Provision for excess and obsolete inventory	5,896	108	6,004
Gain on disposal of assets	(36)	(1)	(37)
Stock option compensation expense	12	-	12
Translation adjustment	-	(1,153)	(1,153)
Changes in operating assets and liabilities:
Accounts receivable	4,337	353	4,690
Inventories	(5,711)	(1,086)	(6,797)
Income tax payable	4,559	(873)	3,686
Accounts payable	(2,040)	1,103	(937)
Accrued compensation and benefits	55	21	76
Customer allowances payable	2,240	3	2,243
Accrued interest	(4,783)	(69)	(4,852)
Other accrued expenses	(1,207)	(215)	(1,422)
Other	939	(38)	901
Net cash provided by (used in) operating activities	22,438	(272)	22,166
Investing activities
Additions to property, plant and equipment	(7,688)	(1,044)	(8,732)
Increase in other noncurrent assets	(482)	-	(482)
Net cash used in investing activities	(8,170)	(1,044)	(9,214)
Financing activities
Net borrowings under bank revolving credit facility	(5,000)	-	(5,000)
Payments under bank term credit facility	(1,800)	-	(1,800)
Proceeds from the exercise of stock options	4	-	4
Repurchase of restricted stock	(46)	-	(46)
Net payments on other long-term debt	(1,454)	(5)	(1,459)
Net cash used in financing activities	(8,296)	(5)	(8,301)
Intercompany	450	(450)	-
Effect of exchange rate changes	-	1,049	1,049
Net increase (decrease) in cash and cash equivalents	6,422	(722)	5,700
Cash and cash equivalents at beginning of period	3,766	3,965	7,731
Cash and cash equivalents at end of period	$10,188	$3,243	$13,431

PART I	Item 2

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise, the terms “our company,” “we,” “our,” and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. of Canada (“Vita”), a wholly owned subsidiary.

Overview

The following discussion explains significant changes in the condensed consolidated financial condition and results of our operations for the three months ended September 30, 2006 (“second quarter of fiscal 2007”) and the six months ended September 30, 2006, and the significant developments affecting our financial condition since March 25, 2006. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 25, 2006, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

Fiscal Year

We maintain a fifty-two/fifty-three week fiscal year. Our fiscal year end will fall on the last Saturday of March each year. The three months ended September 24, 2005 and September 30, 2006 were comprised of 13 and 14 weeks, respectively. The six months ended September 24, 2005 and September 30, 2006 were comprised of 26 and 27 weeks, respectively.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the three months and six months ended September 24, 2005 and September 30, 2006, respectively.

	Percentage of Net Sales
	Three months ended		Six months ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.5	74.2	83.5	74.9
Gross profit	17.5	25.8	16.5	25.1
Selling, general and administrative expenses	13.3	14.2	14.1	14.6
Research and development expenses	0.8	0.6	0.8	0.6
Amortization of other intangibles	-	0.1	-	0.2
Other operating expense	-	0.6	0.2	0.3
Operating income	3.4	10.3	1.4	9.4
Interest expense, net	5.3	5.1	5.6	5.6
Income (loss) before income taxes	(1.9)	5.2	(4.2)	3.8
Provision for (benefit from) income taxes	(1.1)	2.1	(2.4)	1.6
Net income (loss)	(0.8)	3.1	(1.8)	2.2

Net sales were $198.0 million in the second quarter of fiscal 2007, an increase of $29.0 million, or 17.2%, from $168.9 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, net sales totaled $361.9 million, an increase of $47.4 million, or 15.1%, compared to $314.5 million in the first half of fiscal 2006. The second quarter and the first six months of fiscal 2007 had an extra week compared to the same period in the prior year. Management estimates that due to this extra week, net sales increased by approximately $12.0  to $13.0 million for both the second quarter and the first six months of fiscal 2007.  The increase in net sales for the second quarter was primarily due to higher sales of multivitamins, coenzyme Q10 (CoQ10), fish oil products and analgesics, which was partially offset by a decrease in sales of joint care products. The decrease in joint care product sales for the second quarter reflected pipeline shipments in fiscal 2006 not duplicated in fiscal 2007. The increase in analgesics was primarily due to revenue related to the PFI acquisition, as well as a rebound in our Naproxen product.  Our Naproxen offering is now exceeding revenue levels achieved prior to the negative media about Cox II inhibitors from two years ago. Approximately 3.5% of the overall growth for the second quarter was due to the PFI acquisition. The increase in net sales for the first six months followed the same general trend as the second quarter with the exception of joint care products, which had an increase for the six-month period. Approximately 4.0% of the overall growth for the six-month period was due to the PFI acquisition. The prior year’s net sales for the first six months also included the establishment of a reserve for customer returns related to certain branded products in the first quarter of fiscal 2006.

PART I	Item 2

U.S. net sales were $184.5 million in the second quarter of fiscal 2007, an increase of $29.9 million, or 19.4%, from $154.6 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, U.S. net sales were $336.6 million, an increase of $50.0 million, or 17.5%, from $286.5 million for the first six months of fiscal 2006. Management estimates that the impact on U.S. net sales due to an extra week was approximately $11 to $12 million for both the second quarter and the first six months of fiscal 2007. The increase in U.S. net sales for the second quarter was primarily due to higher sales of multivitamins, coenzyme Q10 (CoQ10), fish oil products and analgesics, which were partially offset by a decrease in joint care products. The decrease in joint care product sales for the second quarter reflected pipeline shipments in fiscal 2006 not duplicated in fiscal 2007. The increase in analgesics was primarily due to sales related to the PFI acquisition. Approximately 3.7% of the U.S. overall sales growth for the second quarter was due to the PFI acquisition. The increase in U. S. net sales for the first six months followed the same general trend as the second quarter with the exception of joint care products, which increased for the six-month period. In addition, the prior year’s U. S. net sales for the first six months of fiscal 2006 were adversely impacted by the establishment of a reserve for customer returns of certain branded products. Approximately 4.3% of the U.S. overall sales growth for the first six months was due to the PFI acquisition.

Net sales attributable to our Canadian operations were $13.4 million in the second quarter of fiscal 2007, a decrease of $0.9 million, or 6.3%, from $14.3 million in the same period of fiscal 2006. For the first six months of fiscal 2007, Canadian net sales were $25.3 million, a decrease of $2.7 million, or 9.6%, from $28.0 million for the same period of fiscal 2006. Management estimates that the impact on Canadian net sales due to an extra week was approximately $1.0 million for both the second quarter and the first six months of fiscal 2007. The decrease in Canadian net sales for the second quarter and the first six months of fiscal 2007 was primarily due to lower sales of multivitamins, analgesics and allergy products to our major customers in Canada. Canadian net sales have continued to be adversely impacted by the decision of a competitive OTC supplier in Canada to supply retail customers directly on selected items. On a sequential basis, Canadian sales are up from $11.9 million in the first quarter of fiscal 2007, and we do not expect this trend of decreased Canadian net sales to continue in the second half of fiscal 2007.

Regarding our three principal product categories:

•
VMS product net sales were $122.3 million in the second quarter of fiscal 2007, an increase of $12.5 million, or 11.4%, from $109.8 million in the second quarter of fiscal 2006. During the first six months of fiscal 2007, VMS net sales were $222.4 million, an increase of $27.8 million, or 14.3%, from $194.6 million for the first six months of fiscal 2006. Management estimates that the impact due to an extra week was approximately $7.7 to $8.3 million for the second quarter and the first six months of fiscal 2007. Excluding the impact of this extra week, the increase in VMS net sales in the second quarter and the first six months of fiscal 2007 was primarily due to increases in sales of multivitamins, CoQ10, and fish oil products. Sales of joint care products were down in the second quarter, but were slightly up for the six month period.

•
OTC product net sales were $60.5 million in the second quarter of fiscal 2007, an increase of $13.8 million, or 29.5%, from $46.7 million in the second quarter of fiscal 2006. During the first six months of fiscal 2007, OTC product net sales were $110.6 million, an increase of $17.3 million, or 18.5%, from $93.4 million in the same period in the prior year. Management estimates that the impact due to an extra week was approximately $3.3 to $3.7 million for the second quarter and the first six months of fiscal 2007. The increase in OTC net sales in the second quarter and for the first six months of fiscal 2007 was primarily due an increase in sales of analgesics, which is generally a result of the PFI acquisition, as well as a rebound in our Naproxen product.

•
Contract manufacturing services net sales were $15.1 million in the second quarter of fiscal 2007, an increase of $2.7 million, or 21.9%, from $12.4 million in the second quarter of fiscal 2006. During the first six months of fiscal 2007, contract manufacturing services net sales were $28.8 million, an increase of $2.3 million, or 8.6%, from $26.5 million. Management estimates that the impact due to an extra week was approximately $1.0 million for the second quarter and the first six months of fiscal 2007. Excluding the impact of this extra week, the increase was primarily related to the launch of new product sales in the second quarter and promotional activities at our key contract manufacturing customer.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Cost of sales was $147.0 million, or 74.2%, of net sales, in the second quarter of fiscal 2007, an increase of $7.5 million, or 5.4%, from $139.4 million, or 82.5%, of net sales, in the second quarter of fiscal 2006. During the first six months of fiscal 2007, cost of sales were $271.0 million, or 74.9%, of net sales, an increase of $8.2 million or 3.1%, compared to $262.7 million, or 83.5%, of net sales for the same period in the prior year. The decrease in cost of sales as a percentage of net sales in the second quarter and the first six months of fiscal 2007 was primarily due to the continued stabilization of certain raw material costs, better fixed cost absorption from higher plant utilization and lower production costs resulting from efficiencies achieved in plant operations. In addition, the prior year cost of sales included a reserve established to reduce the carrying value of certain products.

Gross profit was $51.0 million, or 25.8% of net sales, in the second quarter of fiscal 2007, an increase of $21.5 million, or 72.9%, from $29.5 million, or 17.5% of net sales in the second quarter of fiscal 2006. During the first six months of fiscal 2007, gross profit was $90.9 million, or 25.1% of net sales, an increase of $39.1 million, or 75.5% from $51.8 million, or 16.5% of net sales for the same period in the prior year. The prior year’s gross profit was adversely impacted by the establishment of a reserve for customer returns and a reserve to reduce the carrying value of certain branded products.

Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $28.1 million, or 14.2% of net sales, in the second quarter of fiscal 2007, an increase of $5.6 million, or 24.7%, from $22.5 million, or 13.3% of net sales, in the same period in the prior year. During the first six months of fiscal 2007, SG&A were $52.9 million, or 14.6% of net sales, an increase of $8.7 million, or 19.5% of net sales, from $44.3 million, or 14.1% of net sales, in the same period in the prior year. The second quarter and the first six months of fiscal 2007 included the expenses for one extra week. The increase in SG&A was primarily attributable to employee compensation, broker commissions, freight and consultant expenses.

Research and development expenses (“R&D”) were $1.1 million and $2.2 million in the second quarter and the first six months of fiscal 2007, respectively. The R&D expenses were lower by $0.3 million for the second quarter and the first six months of fiscal 2007 compared to the same period in the prior year due primarily to the reimbursement of certain product development expenses by our customers.

Amortization of other intangibles in the second quarter and the first six months of fiscal 2007 were higher by $0.3 million and $0.6 million, respectively, due primarily to intangibles recorded in the fourth quarter of fiscal 2006 related to the PFI acquisition.

Other operating expense was higher by $1.2 million for the second quarter of fiscal 2007 compared to the same period in the prior year. During the first six months of fiscal 2007, operating expense was $1.1 million, an increase of $0.5 million, compared to $0.6 million, for the same period in the prior year. The increase in other operating expense for the second quarter and the first six months of fiscal 2007 was due primarily to the accrual of management fees of $1.3 million recorded in the second quarter of fiscal year 2007 partially offset by miscellaneous income. The prior year operating expense for the first six months included professional fees incurred primarily in connection with the Credit Agreement Amendment.

In the second quarter of fiscal 2007, net interest expense was $10.1 million, an increase of $1.2 million compared to $8.9 million for the same period in the prior year. During the first six months of fiscal 2007, net interest expense was $20.2 million, an increase of $2.6 million compared to $17.5 million for the same period in the prior year. The increase in interest expense for the second quarter and the first six months of fiscal 2007 was primarily due to an increase in the average interest rate charged on the average outstanding indebtedness.

We recorded an income tax provision of $4.1 million or a 40.6% effective tax rate for the second quarter of fiscal 2007, compared to a tax benefit of $1.8 million or a 56.2% effective tax rate for the second quarter of fiscal 2006. During the first six months of fiscal 2007, we recorded an income tax provision of $5.9 million or a 42.2% effective tax rate, compared to a tax benefit of $7.5 million or a 57.0% effective tax rate for the first six months of fiscal 2006. The effective tax rate for the second quarter and first six months of fiscal 2007 is substantially different from the effective rate for the second quarter and first six months of fiscal 2006 primarily due to the release of a significant portion of the Canadian valuation allowance against its deferred tax assets during the three months ended June 25, 2005. The release of the valuation allowance was based on our expected current and future profitable Canadian operations. The effective tax rate was also affected by recently enacted Canadian federal tax rate reductions phased in over a four year period, which became law on June 22, 2006 with the passage of Bill C-13. The scheduling of the expected reversal of Canadian deferred tax assets at the lower effective tax rates is recognized as a first quarter fiscal 2007 discreet item and thus increased the quarterly tax provision.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Primarily as a result of factors discussed above, net income of $6.1 million was recorded in the second quarter of fiscal 2007 compared to a net loss of $1.4 million in the second quarter of fiscal 2006. For the first six months of fiscal 2007, we recorded net income of $8.1 million compared to a net loss of $5.6 million in the same period in the prior year.

Credit Agreement EBITDA was $26.1 million and $44.2 million for the second quarter and the first six months of fiscal 2007, respectively, compared to the Credit Agreement EBITDA of $22.2 million and $31.4 million for the second quarter and the first six months of fiscal 2006, respectively. Our Credit Agreement EBITDA on a trailing twelve month basis was $87.7 million. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “Covenant Restrictions” and “Credit Agreement EBITDA,” below.

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

Our two largest customers accounted for the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Customer A	46%	44%	45%	44%
Customer B	23%	25%	22%	24%

Our largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Division 1	23%	24%	24%	24%
Division 2	23%	20%	21%	20%

Our top ten customers in the aggregate accounted for the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Top ten customers	88%	86%	87%	86%

At March 25, 2006 and September 30, 2006, we had gross receivables from two U.S. customers representing approximately 43% and 32% and 39% and 29%, respectively, of total receivables.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

For the second quarter and the first six months of fiscal 2006 and 2007, no supplier, excluding purchases by Vita Health, provided more than 10% of the Company’s raw material purchases.

Liquidity and Capital Resources

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.

As of September 30, 2006, we had outstanding debt of an aggregate amount of $395.6 million, consisting primarily of $234.6 million in principal amount under the term facility (the “Term Facility”), $150 million of 11% senior subordinated notes due 2012 (the “Notes”) and an aggregate amount of $11.0 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $234.6 million in term loan outstanding as of September 30, 2006 under the Credit Facility by May 27, 2011 with scheduled principal payments of $1.2 million in the remaining periods of fiscal 2007, $1.8 million in fiscal 2008, $2.4 million in fiscal 2009 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

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

Borrowings under the Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.50% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be, plus an “applicable margin.” The amended “applicable margin” is based on our debt rating and leverage ratio. As of September 30, 2006, our weighted average interest rates were 8.88% under the Credit Facility. In addition to specified agent and up-front fees, the Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.

The Amendment, among other things, requires us to maintain a Minimum Liquidity amount of not less than $20.0 million as of the last day of any fiscal month. Our Minimum Liquidity provision as of September 30, 2006, was $54.7 million, well above the $20.0 million Minimum Liquidity requirement. At September 30, 2006, we had $41.2 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $8.8 million as of September 30, 2006. These letters of credit are used as security against our lease obligations, inventory purchasing obligations, and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014. In addition to our Revolving Facility, our cash on hand was $13.4 million, an increase of $5.9 million over our June, 2006 balance of $7.5 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Consolidated Indebtedness to
Credit Agreement EBITDA (1)
Test Period	Leverage Ratio
September 23, 2006	5.65 to 1.00
December 23, 2006	5.65 to 1.00
March 31, 2007	5.50 to 1.00
June 30, 2007	5.50 to 1.00
September 29, 2007	5.00 to 1.00
December 29, 2007	5.00 to 1.00
March 29, 2008	4.50 to 1.00
June 28, 2008	4.50 to 1.00
September 27, 2008	4.00 to 1.00
December 27, 2008	4.00 to 1.00
March 28, 2009 and thereafter	3.75 to 1.00

Credit Agreement EBITDA (1)
to Consolidated
Interest Expense Ratio
September 23, 2006	1.85 to 1.00
December 23, 2006	1.85 to 1.00
March 31, 2007	1.85 to 1.00
June 30, 2007…	2.00 to 1.00
September 29, 2007	2.00 to 1.00
December 29, 2007	2.25 to 1.00
March 29, 2008	2.25 to 1.00
June 28, 2008	2.25 to 1.00
September 27, 2008	2.25 to 1.00
December 27, 2008	2.50 to 1.00
March 28, 2009 and thereafter	2.75 to 1.00

Note:
(1) See “Credit Agreement EBITDA” for more information regarding this term.

We were in compliance with all such financial covenants, as of September 30, 2006, and our Minimum Liquidity provision as of September 30, 2006 was $54.7 million, well above the $20.0 million Minimum Liquidity requirement. Our ability to comply in future periods with the financial covenants in the Amendment will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business strategy. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Credit Agreement EBITDA

The table below sets forth our EBITDA as defined in our Amendment, which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our Amendment. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, depreciation and amortization, income tax expense, expenses incurred in connection with the recapitalization, aggregate amount of all other non-cash items (including non-cash compensation charges), proceeds from business interruption insurance, management fees, expenses related to any permitted acquisition (other than the PFI Acquisition), fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, any non-cash charges outside the normal course of business that result in an accrual of a reserve for cash charges in any future period, expenses incurred or accrued representing joint care customer in-stock investments, inventory reduction impact and other expenses, expenses incurred in connection with any restructuring, expenses incurred in connection with the employment of professionals to assist restructuring, integration of the PFI Business and the Amendment, non-capitalized transition and integration expenses incurred in connection with the PFI Acquisition, any non-cash charges that result from final accounting adjustments associated with the PFI Acquisition, and expenses incurred in connection with operating facilities to provide adequate inventory and to ensure continuous supplies to customers of the PFI Business. In addition, Credit Agreement EBITDA also adjusts net income by all non-cash items increasing consolidated net income (other than accrual of revenue or recording of receivables in the ordinary course of the business) and the reversal of any reserve or the payment of any amount that was reserved. The Credit Facility also provides for adjustments to consolidated net income including, among other things, for asset write-downs. The Amendment requires us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.

The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended		Six months ended
	September 24, 2005	September 30, 2006	September 24, 2005	September 30, 2006
Net income (loss)	$(1,433)	$6,066	$(5,628)	$8,053
Provision for (benefit from) income taxes	(1,836)	4,149	(7,474)	5,891
Interest expense, net	8,911	10,110	17,540	20,155
Depreciation and amortization	3,901	4,457	7,956	8,775
Asset write-down (1)	-	-	5,659	-
Non-cash stock compensation expense	5	5	10	12
Expenses related to permitted acquisition	301	-	323	-
Expenses related to joint care and other products (2)	12,400	-	12,400	-
Management fees (3)	(68)	1,344	604	1,354
Credit Agreement EBITDA (4)	$22,181	$26,131	$31,390	$44,240

______________
(1)
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

(2)
Represents add back of expense incurred in connection with the joint care customer in-stock investments, inventory reduction impact and other expenses as stipulated in the Amendment. These expenses resulted in a reduction to gross profit in the condensed consolidated statement of operations for the three and six month periods ended September 24, 2005.

(3)	Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.
(4)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in our Amendment described under “Credit Agreement EBITDA.”

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Sources and Uses of Cash

Net cash used in operating activities totaled $3.4 million in the first six months of fiscal 2006 compared to net cash provided by operating activities of $22.2 million in the first six months of fiscal 2007. The most significant change in operating activities for the first six months of fiscal 2006 was the reduction of accounts payable due primarily to the product mix change in our business and the movement toward Chinese and Indian raw materials. The significant changes in the operating activities for the first six months of fiscal 2007 were reductions of inventory and accrued interest partly offset by increases in accounts receivable and income tax payable.

Net cash used in investing activities totaled $10.0 million and $9.2 million in the first six months of fiscal 2006 and fiscal 2007, respectively. The prior year other non-current assets included the deposit and the acquisition costs related to the PFI acquisition.

Net cash provided by financing activities was $4.5 million compared to the net cash used in financial activities of $8.3 million in the first six months of fiscal 2007. Net cash used in the first six months of fiscal 2007 primarily represents repayment of our Revolving Facility, and scheduled payments of our Term Facility and other long-term debt.

Critical Accounting Policies and Estimates

Revenue Recognition

The following table summarizes the activities in our accruals for contractual allowances, future charge-backs and product returns (in thousands):

	Reserve for Contractual Allowances	Reserve for Future Charge-backs	Reserve for Product Returns
Balance at March 25, 2006	$11,187	$1,071	$2,865
Current provision	19,521	3,844	(7)
Actual returns or credits	(17,386)	(4,205)	(1,216)
Balance at September 30, 2006	$13,322	$710	$1,642

Actual returns included products sold in prior fiscal periods of $2,058,000 and $372,000 for the first six months of fiscal 2006 and 2007, respectively. We do not have the ability to track actual credits for contractual allowances and future charge-backs by fiscal period because a significant time lag exists between the date on which we determine our contractual liability and when we actually pay the liability. In addition, the documentation provided to us by our customers for such deductions are generally insufficient for us to determine the exact date when the liability may have been accrued on our balance sheet.

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

PART I	Item 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the second quarter of fiscal 2007. Accordingly, the disclosure provided in our Annual Report on Form 10-K for the year ended March 25, 2006 remains current.

PART I	Item 4

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There were no material changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	Other Information

Item 1.	Legal Proceedings.

There are currently six pending individual product liability complaints filed against us and/or our customers alleging damages associated with the ingestion of PPA, a substance that previously was an ingredient in some of our diet aid and cold remedy products. These complaints were filed between August 9, 2001 and August 27, 2003 in both state and federal courts in Pennsylvania, New York, Arkansas, Texas, Louisiana, Michigan and Washington. The complaints include allegations such as subarachnoid hemorrhage, aneurysm, intracranial hemorrhage, debilitating neurological injuries and headaches. We previously manufactured products that contained PPA, but removed that ingredient from all of our product formulations promptly after the FDA revised its opinion regarding PPA in November 2000. Two of the six PPA claims involve products that were neither manufactured nor distributed by us.

Item 1 A.	Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in “Item 1A− Risk Factors” of our Annual Report on Form 10-K for the year ended March 25, 2006.

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Leiner Health Products Inc.

Date: November 14, 2006	By:	/s/ Kevin McDonnell
Kevin McDonnell
Executive Vice President and Chief Financial Officer