Form 10-Q
period 2006-12-30
LEINER HEALTH PRODUCTS INC
filed 2007-02-13
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-118532

LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-3431709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.01 par value, 1,000 shares outstanding as of December 30, 2006

* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.
Report on Form 10-Q
For the Quarter ended December 30, 2006

PART I	Item 1

PART I. Financial Information
Item 1. Financial Statements
Leiner Health Products Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 25, 2006	December 30, 2006
		(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$7,731	$10,668
Accounts receivable, net of allowances of $3,545 and $2,792 at March 25, 2006
and December 30, 2006, respectively	73,211	92,982
Inventories	165,714	158,741
Prepaid expenses and other current assets	16,540	16,746
Total current assets	263,196	279,137
Property, plant and equipment, net	72,618	74,103
Goodwill	58,245	58,252
Other noncurrent assets	22,039	20,619
Total assets	$416,098	$432,111

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$77,648	$89,639
Accrued compensation and benefits	9,994	10,645
Customer allowances payable	10,522	13,989
Accrued interest	10,436	1,517
Other accrued expenses	14,418	14,078
Current portion of long-term debt	5,498	4,994
Total current liabilities	128,516	134,862
Long-term debt	397,119	389,845
Other noncurrent liabilities	5,545	5,679
Total liabilities	531,180	530,386
Shareholder's deficit:
Common stock, $0.01 par value; 3,000,000 shares authorized,
1,000 issued and outstanding at March 25, 2006 and December 30, 2006	-	-
Capital in excess of par value	13,489	13,468
Accumulated deficit	(130,125)	(113,215)
Accumulated other comprehensive income	1,554	1,472
Total shareholder's deficit	(115,082)	(98,275)
Total liabilities and shareholder's deficit	$416,098	$432,111

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	December 24, 2005	December 30, 2006	December 24, 2005	December 30, 2006
Net sales	$181,243	$198,121	$495,765	$559,997
Cost of sales	139,282	146,782	402,004	417,740
Gross profit	41,961	51,339	93,761	142,257
Marketing, selling and distribution expenses	15,355	16,627	43,390	49,115
General and administrative expenses	9,334	10,546	25,591	31,006
Research and development expenses	855	1,711	3,299	3,888
Amortization of other intangibles	10	295	29	877
Restructuring charges	1,305	-	1,305	-
Other operating expense	434	656	1,041	1,768
Operating income	14,668	21,504	19,106	55,603
Interest expense, net	9,645	10,089	27,186	30,244
Income (loss) before income taxes	5,023	11,415	(8,080)	25,359
Provision for (benefit from) income taxes	3,526	2,558	(3,949)	8,449
Net income (loss)	$1,497	$8,857	$(4,131)	$16,910

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended
	December 24, 2005	December 30, 2006
Operating activities
Net income (loss)	$(4,131)	$16,910
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	11,019	11,716
Amortization of other intangibles and other contracts	643	1,539
Amortization of deferred financing charges	1,381	1,456
Provision for doubtful accounts and allowances	5,311	2,825
Provision for excess and obsolete inventory	10,566	11,523
Deferred income taxes	(1,481)	-
(Gain) loss on disposal of assets	48	(29)
Stock option compensation expense	15	18
Translation adjustment	418	82
Changes in operating assets and liabilities:
Accounts receivable	(2,893)	(22,583)
Inventories	4,068	(4,512)
Income tax receivable/payable	(2,735)	1,592
Accounts payable	(23,217)	11,972
Accrued compensation and benefits	(1,477)	644
Customer allowances payable	3,667	3,472
Accrued interest	(2,499)	(8,922)
Other accrued expenses	99	(2,042)
Other	806	(255)
Net cash provided by (used in) operating activities	(392)	25,406

Investing activities
Additions to property, plant and equipment	(8,312)	(12,178)
Acquisition of business	(24,318)	-
Increase in other noncurrent assets	(1,386)	(741)
Net cash used in investing activities	(34,016)	(12,919)

Financing activities
Net borrowings under bank revolving credit facility	19,500	(5,000)
Payments under bank term credit facility	(1,800)	(2,400)
Capital contribution from parent	13,000
Increase in deferred financing charges	(760)	-
Proceeds from the exercise of stock options	-	7
Repurchase of restricted stock	-	(46)
Net payments on other long-term debt	(3,231)	(2,042)
Net cash provided by (used in) financing activities	26,709	(9,481)
Effect of exchange rate changes	(1,953)	(69)
Net increase (decrease) in cash and cash equivalents	(9,652)	2,937
Cash and cash equivalents at beginning of period	16,951	7,731
Cash and cash equivalents at end of period	$7,299	$10,668

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 25, 2006, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”), file number 333-118532. Operating results for the three and nine months ended December 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007 or any other future periods.

There have been no material changes in the Company’s critical accounting policies and estimates during the first three quarters of fiscal 2007.

2.	Fiscal Year

The Company maintains a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The nine months ended December 24, 2005 and December 30, 2006 were comprised of 39 and 40 weeks, respectively.

3.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 on our consolidated financial position, results of operations and cash flows.

4.	Fair Values of Debt Instruments

Fair values of the Company’s debt instruments have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity. The table below provides information about the fair value of the Company’s debt obligations under the Credit Facility and Notes (in thousands):

	December 30, 2006
	Total	Fair Value
Variable rate ($US)	$234,000	$234,000
Average interest rate	8.88%
Fixed rate ($US)	$150,000	$155,250
Average interest rate	11.00%

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

The fair value of the Industrial Development Revenue Bond Loan, book value of $3,600,000 at December 30, 2006, could not be estimated because there is no active market for such debt instruments.

5.	Comprehensive Income (loss)

The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s deficit. The comprehensive income (loss) is as follows (in thousands):

	Three months ended		Nine months ended
	December 24, 2005	December 30, 2006	December 24, 2005	December 30, 2006
Net income (loss)	$1,497	$8,857	$(4,131)	$16,910
Foreign currency translation adjustment	(1,759)	(1,235)	(418)	(82)
Comprehensive income (loss)	$(262)	$7,622	$(4,549)	$16,828

6.	Acquisition

In the second quarter of fiscal 2006, the Company agreed to acquire substantially all of the assets of Pharmaceutical Formulations Inc. (“PFI”), a manufacturer of private label over-the-counter, or OTC, products in the United States, related to its OTC pharmaceutical business (the “Acquisition”), except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”).

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal 2006 and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):

Nine months ended
December 24, 2005
Net sales	$524,384
Operating income	11,757
Net loss	(8,825)

Third-quarter fiscal 2006 pro forma results are not presented as the Acquisition occurred prior to the third quarter of fiscal 2006. Accordingly, the operational results for PFI are included in our third-quarter results for both fiscal year 2006 and 2007.

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
(Unaudited)
(continued)

The following table summarizes the activities in the Company’s restructuring reserve (in thousands):

Costs for
Employees
Terminated
Balance at March 25, 2006	$2,346
Cash payments	(1,552)
Balance at December 30, 2006	$794

8.	Inventories

Inventories consist of the following (in thousands):

	March 25, 2006	December 30, 2006
Inventories:
Raw materials, bulk vitamins and packaging materials	$36,026	$28,392
Work-in-process	57,972	67,273
Finished products	71,716	63,076
	$165,714	$158,741

9.	Debt

Long-term debt consists of (in thousands):

	March 25, 2006	December 30, 2006
Credit Facility:
Revolving facility	$5,000	$-
Term facility	236,400	234,000
Total credit facility	241,400	234,000
Senior subordinated notes	150,000	150,000
Capital lease obligations	7,117	7,239
Industrial development revenue bond loan	4,100	3,600
	402,617	394,839
Less current portion	(5,498)	(4,994)
Total long-term debt	$397,119	$389,845

10.	Related Party Transactions

The Company, Leiner Health Products, LLC, a wholly-owned subsidiary, and the Company’s ultimate parent company LHP Holding Corp. (“Holdings”) have a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services. As compensation for their services, the Company pays a $1,315,000 management fee in arrears annually plus reasonable out-of-pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a certain performance target. As of December 30, 2006, the Company has recorded the accrual for management fees for the first nine months of fiscal 2007. Other operating expenses in the accompanying statement of operations for the three months ended December 24, 2005 and December 30, 2006 include management fees, out-of-pocket expenses and related expenses of $409,000 and $680,000, respectively. Other operating expenses for the nine months ended December 24, 2005 and December 30, 2006 include management fees, out-of-pocket expenses and related expenses of $1,013,000 and $2,034,000, respectively.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

Leiner is party to an agreement, dated August 6, 2004, with Employers Direct, which is partly owned by Golden Gate Capital, one of Leiner’s equity holders, pursuant to which Employers Direct provides the company with certain workers compensation insurance coverage. Pursuant to this agreement, the company paid Employers Direct $2.3 million, $2.2 million, and $1.4 million for fiscal year 2005, fiscal year 2006, and for the nine months ended December 30, 2006, respectively. The current policy agreement is scheduled to terminate on April 1, 2007. The agreement with Employers Direct is on arm’s-length terms, which the company believes are no less favorable to the company than those that would have been obtained in a comparable transaction with an unaffiliated third party.

In August 2006, Infor Global Solutions, a company wholly owned by Golden Gate Capital, one of Leiner’s equity holders, acquired SSA Global, which is the provider of the Company’s core enterprise resource planning software. The Company paid $145,000 and $21,000 to SSA Global for the nine months ended December 24, 2005 and December 30, 2006, respectively.

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

The Company recorded an income tax provision of $2,558,000 or a 22.4% effective tax rate for the three months ended December 30, 2006, compared to a tax benefit of $3,526,000 or a 70.2% effective tax rate for the three months ended December 24, 2005. The Company recorded an income tax provision of $8,449,000 or a 33.3% effective tax rate for the nine months ended December 30, 2006, compared to a tax benefit of $3,949,000 or a 48.9% effective tax rate for the nine months ended December 24, 2005.

The effective tax rate for the three and nine months ended December 30, 2006 is substantially different from the effective rate for the three and nine months ended December 24, 2005 primarily due to the reversal of certain U.S. contingency reserves during the three months ended December 30, 2006 and due to the release of a significant portion of the Canadian valuation allowance against its deferred tax assets during the three months ended June 25, 2005. The release of the valuation allowance was based on the Company’s expected current and future profitable Canadian operations.

The effective tax rate was also affected by recently enacted Canadian federal tax rate reductions phased in over a four year period which became law on June 22, 2006 with the passage of Bill C-13. The scheduling of the expected reversal of Canadian deferred tax assets at the lower effective tax rates is recognized as a first quarter fiscal 2007 discrete item and thus increased the quarterly tax provision.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

12.	Employee Benefits

2004 Option Plan

The Board of Directors ("Board") authorized and issued an additional 3,000 of options on December 13, 2006. The options will vest over four years. The following table summarizes the information on options outstanding as of December 30, 2006:

Outstanding				Exercisable
Exercise Price	Number of Shares	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.37	110,732	9.01	$2.37	25,452	$2.37

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in valuing the options issued in the third quarter of fiscal 2007.

Nine months ended
December 30, 2006
Risk free interest rate	4.56%
Expected term in years	5.00
Expected volatility	34.69%
Expected dividend rate	13.00%
Expected forfeiture rate	-%

The Company recorded a total expense of $2,329 and $6,908 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and nine months ended December 30, 2006, respectively. The weighted-average per share fair value of options granted during fiscal 2005, fiscal 2006, and fiscal 2007 was $0.35. As of December 30, 2006, there was $26,629 of total unrecorded and unrecognized compensation expense related to nonvested share-based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 2.83 years.

Restricted Stock Plan

During the second quarter of fiscal 2007, the Company repurchased 19,568 shares of common stock at $2.37 per share.

The following table summarizes the information on the restricted stock issued as of December 30, 2006.

Outstanding				First Call Rights Released
Purchase Price	Number of Shares	Average Remaining Call Right Life (years)	Weighted Average Purchase Price	Number of Shares	Weighted Average Purchase Price
$2.37	176,108	3.50	$2.37	88,054	$2.37

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

13.	Contingencies

The Company has been named as a defendant in two pending cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine containing products that the Company allegedly manufactured and sold. Currently, only two of the original 10 cases are pending; none of the cases has proceeded to trial, although the Company intends to vigorously defend these allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, consolidated financial condition or results of operations.

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

The Company operates in two business segments. One consists of the Company's U.S. operations and the other is the Company's Canadian operation, Vita Health. The Company's operating segments manufacture a range of vitamins, minerals and nutritional supplements (“VMS”) and OTC pharmaceuticals and distribute their products primarily through food, drug, mass merchant and warehouse club retailers. The accounting policies between the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit, before the effect of non-recurring charges and gains, and inter-segment profit.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

Selected financial information for the Company's reportable segments for the three and nine months ended December 24, 2005 and December 30, 2006 is as follows (in thousands):
	Leiner	Vita	Consolidated
	U.S.	Health	Totals
Three months ended December 24, 2005:
Net sales to external customers	$166,552	$14,691	$181,243
Intersegment sales	461	26	-
Depreciation and amortization, excluding deferred financing charges	3,229	477	3,706
Segment operating income	11,899	2,769	14,668
Interest (income) expense, net (1)	9,672	(27)	9,645
Income tax expense	2,405	1,121	3,526
Segment assets	388,314	42,091	430,405
Additions to property, plant and equipment	1,104	266	1,370

Three months ended December 30, 2006:
Net sales to external customers	$184,941	$13,180	$198,121
Intersegment sales	278	155	-
Depreciation and amortization, excluding deferred financing charges	4,108	372	4,480
Segment operating income	20,650	854	21,504
Interest (income) expense, net (1)	10,119	(30)	10,089
Income tax expense	2,053	505	2,558
Segment assets	394,657	37,454	432,111
Additions to property, plant and equipment	3,834	175	4,009

Nine months ended December 24, 2005:
Net sales to external customers	$453,089	$42,676	$495,765
Intersegment sales	1,695	60	-
Depreciation and amortization, excluding deferred financing charges	9,862	1,800	11,662
Segment operating income	14,334	4,772	19,106
Interest (income) expense, net (1)	27,277	(91)	27,186
Income tax expense (benefit)	(6,014)	2,065	(3,949)
Segment assets	388,314	42,091	430,405
Additions to property, plant and equipment	13,598	697	14,295

Nine months ended December 30, 2006:
Net sales to external customers	$521,510	$38,487	$559,997
Intersegment sales	1,278	1,265	-
Depreciation and amortization, excluding deferred financing charges	12,080	1,175	13,255
Segment operating income	53,464	2,139	55,603
Interest (income) expense, net (1)	30,333	(89)	30,244
Income tax expense	7,372	1,077	8,449
Segment assets	394,657	37,454	432,111
Additions to property, plant and equipment	12,735	1,219	13,954

________________
(1)	Interest expense, net includes the amortization of deferred financing charges.

PART I	Item 1

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended				Nine months ended
	December 24, 2005%		December 30, 2006%		December 24, 2005%		December 30, 2006%
VMS products	$118,216	65%	$126,000	64%	$315,006	64%	$348,444	62%
OTC products	50,860	28%	53,748	27%	144,680	29%	164,390	29%
Contract manufacturing
services/Other	12,167	7%	18,373	9%	36,079	7%	47,163	9%
Total	$181,243	100%	$198,121	100%	$495,765	100%	$559,997	100%

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

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
(Unaudited)
(in thousands)

	December 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,995	$3,673	$-	$10,668
Accounts receivable, net of allowances	88,179	4,803	-	92,982
Inventories	144,119	14,622	-	158,741
Prepaid expenses and other current assets	13,956	2,790	-	16,746
Total current assets	253,249	25,888	-	279,137
Intercompany receivable	32,686	109	(32,795)	-
Property, plant and equipment, net	65,770	8,333	-	74,103
Goodwill	55,019	3,233	-	58,252
Other noncurrent assets	20,619	-	-	20,619
Total assets	$427,343	$37,563	$(32,795)	$432,111

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable	$87,520	$2,119	$-	$89,639
Accrued compensation and benefits	9,531	1,114	-	10,645
Customer allowances payable	13,120	869	-	13,989
Accrued interest	1,517	-	-	1,517
Other accrued expenses	12,811	1,267	-	14,078
Current portion of long-term debt	4,982	12	-	4,994
Total current liabilities	129,481	5,381	-	134,862
Intercompany payable	109	32,686	(32,795)	-
Long-term debt	389,845	-	-	389,845
Other noncurrent liabilities	5,679	-	-	5,679
Total liabilities	525,114	38,067	(32,795)	530,386
Shareholder's deficit:
Common stock	-	-	-	-
Capital in excess of par value	13,468	-	-	13,468
Accumulated deficit	(111,239)	(1,976)	-	(113,215)
Accumulated other comprehensive income	-	1,472	-	1,472
Total shareholder's deficit	(97,771)	(504)	-	(98,275)
Total liabilities and shareholder's deficit	$427,343	$37,563	$(32,795)	$432,111

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
(Unaudited)
(in thousands)

	Three months ended December 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$167,013	$14,717	$(487)	$181,243
Cost of sales	129,896	9,873	(487)	139,282
Gross profit	37,117	4,844	-	41,961
Marketing, selling and distribution expenses	14,292	1,063	-	15,355
General and administrative expenses	8,416	918	-	9,334
Research and development expenses	776	79	-	855
Amortization of other intangibles	10	-	-	10
Recapitalization expenses	1,305	-	-	1,305
Other operating expense	419	15	-	434
Operating income	11,899	2,769	-	14,668
Interest expense (income), net	9,672	(27)	-	9,645
Income before income taxes	2,227	2,796	-	5,023
Provision for income taxes	2,405	1,121	-	3,526
Net income (loss)	$(178)	$1,675	$-	$1,497

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
(Unaudited)
(in thousands)

	Three months ended December 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$185,219	$13,335	$(433)	$198,121
Cost of sales	136,842	10,373	(433)	146,782
Gross profit	48,377	2,962	-	51,339
Marketing, selling and distribution expenses	15,501	1,126	-	16,627
General and administrative expenses	9,714	832	-	10,546
Research and development expenses	1,523	188	-	1,711
Amortization of other intangibles	295	-	-	295
Other operating expense (income)	694	(38)	-	656
Operating income	20,650	854	-	21,504
Interest expense (income), net	10,119	(30)	-	10,089
Income before income taxes	10,531	884	-	11,415
Provision for income taxes	2,053	505	-	2,558
Net income	$8,478	$379	$-	$8,857

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
(Unaudited)
(in thousands)

	Nine months ended December 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$454,784	$42,736	$(1,755)	$495,765
Cost of sales	371,388	32,371	(1,755)	402,004
Gross profit	83,396	10,365	-	93,761
Marketing, selling and distribution expenses	40,218	3,172	-	43,390
General and administrative expenses	23,238	2,353	-	25,591
Research and development expenses	3,188	111	-	3,299
Amortization of other intangibles	29	-	-	29
Recapitalization expenses	1,305	-	-	1,305
Other operating (income) expense	1,084	(43)	-	1,041
Operating income	14,334	4,772	-	19,106
Interest expense (income), net	27,277	(91)	-	27,186
Income (loss) before income taxes	(12,943)	4,863	-	(8,080)
Provision for (benefit from) income taxes	(6,014)	2,065	-	(3,949)
Net income (loss)	$(6,929)	$2,798	$-	$(4,131)

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
(Unaudited)
(in thousands)

	Nine months ended December 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Consolidating Entries	Consolidated
Net sales	$522,788	$39,752	$(2,543)	$559,997
Cost of sales	388,999	31,284	(2,543)	417,740
Gross profit	133,789	8,468	-	142,257
Marketing, selling and distribution expenses	45,541	3,574	-	49,115
General and administrative expenses	28,330	2,676	-	31,006
Research and development expenses	3,660	228	-	3,888
Amortization of other intangibles	877	-	-	877
Other operating (income) expense	1,917	(149)	-	1,768
Operating income	53,464	2,139	-	55,603
Interest expense (income), net	30,333	(89)	-	30,244
Income before income taxes	23,131	2,228	-	25,359
Provision for income taxes	7,372	1,077	-	8,449
Net income	$15,759	$1,151	$-	$16,910

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended December 24, 2005
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(6,929)	$2,798	$(4,131)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	9,219	1,800	11,019
Amortization of other intangibles and other contracts	643	-	643
Amortization of deferred financing charges	1,381	-	1,381
Provision for doubtful accounts and allowances	5,311	-	5,311
Provision for excess and obsolete inventory	9,634	932	10,566
Deferred income taxes	-	(1,481)	(1,481)
(Gain) loss on disposal of assets	71	(23)	48
Stock option compensation expense	15	-	15
Translation adjustment	-	418	418
Changes in operating assets and liabilities:
Accounts receivable	(5,714)	2,821	(2,893)
Inventories	(2,691)	6,759	4,068
Income tax receivable	(5,963)	3,228	(2,735)
Accounts payable	(17,706)	(5,511)	(23,217)
Accrued compensation and benefits	(1,178)	(299)	(1,477)
Customer allowances payable	3,774	(107)	3,667
Accrued interest	(2,494)	(5)	(2,499)
Other accrued expenses	115	(16)	99
Other	883	(77)	806
Net cash provided by (used in) operating activities	(11,629)	11,237	(392)

Investing activities
Additions to property, plant and equipment	(7,615)	(697)	(8,312)
Acquisition of business	(24,318)	-	(24,318)
Decrease in other noncurrent assets	(1,386)	-	(1,386)
Net cash used in investing activities	(33,319)	(697)	(34,016)

Financing activities
Net borrowings under bank revolving credit facility	19,500	-	19,500
Payments under old credit facility	(1,800)	-	(1,800)
Increase in deferred financing charges	(760)	-	(760)
Capital contribution from parent	13,000	-	13,000
Net payments on other long-term debt	(2,159)	(1,072)	(3,231)
Net cash provided by (used in) financing activities	27,781	(1,072)	26,709
Intercompany	6,771	(6,771)	-
Effect of exchange rate changes	-	(1,953)	(1,953)
Net increase (decrease) in cash and cash equivalents	(10,396)	744	(9,652)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951
Cash and cash equivalents at end of period	$1,274	$6,025	$7,299

PART I	Item 1

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended December 30, 2006
	Parent & Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities
Net income	$15,759	$1,151	$16,910
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	10,541	1,175	11,716
Amortization of other intangibles and other contracts	1,539	-	1,539
Amortization of deferred financing charges	1,456	-	1,456
Provision for doubtful accounts and allowances	2,825	-	2,825
Provision for excess and obsolete inventory	11,326	197	11,523
Gain on disposal of assets	(22)	(7)	(29)
Stock option compensation expense	18	-	18
Translation adjustment	-	82	82
Changes in operating assets and liabilities:
Accounts receivable	(22,690)	107	(22,583)
Inventories	(4,523)	11	(4,512)
Income tax payable	2,347	(755)	1,592
Accounts payable	12,399	(427)	11,972
Accrued compensation and benefits	782	(138)	644
Customer allowances payable	3,289	183	3,472
Accrued interest	(8,853)	(69)	(8,922)
Other accrued expenses	(1,801)	(241)	(2,042)
Other	(298)	43	(255)
Net cash provided by operating activities	24,094	1,312	25,406

Investing activities
Additions to property, plant and equipment	(10,976)	(1,202)	(12,178)
Increase in other noncurrent assets	(741)	-	(741)
Net cash used in investing activities	(11,717)	(1,202)	(12,919)

Financing activities
Net borrowings under bank revolving credit facility	(5,000)	-	(5,000)
Payments under bank term credit facility	(2,400)	-	(2,400)
Proceeds from the exercise of stock options	7	-	7
Repurchase of restricted stock	(46)	-	(46)
Net payments on other long-term debt	(2,034)	(8)	(2,042)
Net cash used in financing activities	(9,473)	(8)	(9,481)
Intercompany	325	(325)	-
Effect of exchange rate changes	-	(69)	(69)
Net increase (decrease) in cash and cash equivalents	3,229	(292)	2,937
Cash and cash equivalents at beginning of period	3,766	3,965	7,731
Cash and cash equivalents at end of period	$6,995	$3,673	$10,668

PART I	Item 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise, the terms “our company,” “we,” “our,” and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries, including Vita Health Products Inc. of Canada, Vita, a wholly owned subsidiary.

Overview

The following discussion explains significant changes in the condensed consolidated financial condition and results of our operations for the three months ended December 30, 2006, or the third quarter of fiscal 2007, and the nine months ended December 30, 2006, and the significant developments affecting our financial condition since March 25, 2006. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 25, 2006, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

Fiscal Year

We maintain a fifty-two/fifty-three week fiscal year. Our fiscal year end will fall on the last Saturday of March each year. The three months ended December 24, 2005 and December 30, 2006 were comprised of 13 weeks. The nine months ended December 24, 2005 and December 30, 2006 were comprised of 39 and 40 weeks, respectively.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales for the three months and nine months ended December 24, 2005 and December 30, 2006, respectively.

	Percentage of Net Sales
	Three months ended		Nine months ended
	December 24, 2005	December 30, 2006	December 24, 2005	December 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.8	74.1	81.1	74.6
Gross profit	23.2	25.9	18.9	25.4
Selling, general and administrative expenses	13.6	13.7	14.0	14.3
Research and development expenses	0.5	0.9	0.7	0.7
Amortization of other intangibles	-	0.1	-	0.2
Restructuring charges	0.7	-	0.3	-
Other operating expense	0.2	0.3	0.2	0.3
Operating income	8.2	10.9	3.7	9.9
Interest expense, net	5.3	5.1	5.5	5.4
Income (loss) before income taxes	2.9	5.8	(1.8)	4.5
Provision for (benefit from) income taxes	1.9	1.3	(0.8)	1.5
Net income (loss)	1.0	4.5	(1.0)	3.0

Net sales were $198.1 million in the third quarter of fiscal 2007, an increase of $16.9 million, or 9.3%, from $181.2 million in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, net sales totaled $560.0 million, an increase of $64.2 million, or 12.9%, compared to $495.8 million for the same period in fiscal 2006. The first nine months of fiscal 2007 had an extra week compared to the same period in the prior year. Management estimates that, due to this extra week, net sales increased by approximately $12.0 to $13.0 million for the first nine months of fiscal 2007. The increase in net sales for the third quarter was primarily due to higher sales of multivitamins, coenzyme Q10, or CoQ10, fish oil products and analgesics, which was partially offset by a decrease in sales of cough and cold products. The cold and cough product line was impacted by the move of pseudoephedrine based products behind the counter as a result of the Patriot Act. The increase in net sales for the first nine months followed the same general trend as the third quarter. Approximately 2.6% of the overall growth for the nine-month period was due to the PFI acquisition. The prior year’s net sales were also adversely impacted by the establishment of a reserve for customer returns related to certain branded products in the first quarter of fiscal 2006.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

U.S. net sales were $184.9 million in the third quarter of fiscal 2007, an increase of $18.3 million, or 11.0%, from $166.6 million in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, U.S. net sales were $521.5 million, an increase of $68.4 million, or 15.1%, from $453.1 million for the first nine months of fiscal 2006. Management estimates that the impact on U.S. net sales due to an extra week was approximately $11.0 to $12.0 million for the first nine months of fiscal 2007. The increase in U.S. net sales for the third quarter was primarily due to higher sales of multivitamins, CoQ10, fish oil products and analgesics, which were partially offset by a decrease in sales of our cough and cold products. The increase in U.S. net sales for the first nine months followed the same general trend as the third quarter. In addition, the prior year’s U.S. net sales were adversely impacted by the establishment of a reserve for customer returns of certain branded products in the first quarter of fiscal 2006. Approximately 2.8% of the U.S. overall sales growth for the first nine months was due to the PFI acquisition.

Net sales attributable to our Canadian operations were $13.2 million in the third quarter of fiscal 2007, a decrease of $1.5 million, or 10.2%, from $14.7 million in the same period of fiscal 2006. For the first nine months of fiscal 2007, Canadian net sales were $38.5 million, a decrease of $4.2 million, or 9.8%, from $42.7 million for the same period of fiscal 2006. Management estimates that the impact on Canadian net sales due to an extra week was approximately $1.0 million for the first nine months of fiscal 2007. The decrease in Canadian net sales for the third quarter was primarily due to lower sales of multivitamins and weight-management products. The decrease in Canadian net sales for the first nine months of fiscal 2007 was primarily due to lower sales of multivitamins and allergy products to our major customers in Canada. Canadian net sales have continued to be adversely impacted by the decision of a competitive over-the-counter, or OTC, supplier in Canada to supply retail customers directly on selected items.

Regarding our three principal product categories:

•
Vitamins, minerals and supplements, or VMS, product net sales were $126.0 million in the third quarter of fiscal 2007, an increase of $7.9 million, or 6.7%, from $118.1 million in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, VMS net sales were $348.4 million, an increase of $35.7 million, or 11.4%, from $312.7 million for the first nine months of fiscal 2006. Management estimates that the impact due to an extra week was approximately $7.7 to $8.3 million for the first nine months of fiscal 2007. The increase in VMS net sales in the third quarter and the first nine months of fiscal 2007 was primarily due to increases in sales of multivitamins, CoQ10, and fish oil products. Sales of joint care products were down in the third quarter, but were slightly up for the nine month period.

•
OTC product net sales were $53.7 million in the third quarter of fiscal 2007, an increase of $2.4 million, or 4.7%, from $51.3 million in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, OTC product net sales were $164.4 million, an increase of $19.7 million, or 13.6%, from $144.7 million in the same period in the prior year. Management estimates that the impact due to an extra week was approximately $3.3 to $3.7 million for the first nine months of fiscal 2007. The increase in OTC net sales in the third quarter and for the first nine months of fiscal 2007 was primarily due to an increase in sales of analgesics, which is generally a result of the PFI acquisition, as well as a rebound in our Naproxen product sales.

•
Contract manufacturing services net sales were $18.4 million in the third quarter of fiscal 2007, an increase of $6.5 million, or 54.6%, from $11.9 million in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, contract manufacturing services net sales were $47.2 million, an increase of $8.8 million, or 22.9%, from $38.4 million. Management estimates that the impact due to an extra week was approximately $1.0 million for the first nine months of fiscal 2007. The increase in both the third quarter and the first nine months of contract manufacturing services net sales was primarily related to the launch of new product sales beginning in the second quarter and promotional activities at our key contract manufacturing customer.

Cost of sales was $146.8 million, or 74.1%, of net sales, in the third quarter of fiscal 2007, an increase of $7.5 million, or 5.4%, from $139.3 million, or 76.8%, of net sales, in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, cost of sales were $417.7 million, or 74.6%, of net sales, an increase of $15.7 million or 3.9%, compared to $402.0 million, or 81.1%, of net sales for the same period in the prior year. The decrease in cost of sales as a percentage of net sales in the third quarter and the first nine months of fiscal 2007 was primarily due to the continued stabilization of certain raw material costs, better fixed cost absorption from higher plant utilization and lower production costs resulting from efficiencies achieved in plant operations. In addition, the prior year cost of sales included a reserve established to reduce the carrying value of certain products.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Gross profit was $51.3 million, or 25.9% of net sales, in the third quarter of fiscal 2007, an increase of $9.3 million, or 22.1%, from $42.0 million, or 23.2% of net sales in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, gross profit was $142.3 million, or 25.4% of net sales, an increase of $48.5 million, or 51.7% from $93.8 million, or 18.9% of net sales for the same period in the prior year. The prior year’s gross profit was adversely impacted by the establishment of a reserve for customer returns and a reserve to reduce the carrying value of certain branded products.

Selling, general and administrative, or SG&A, expenses consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A expenses were $27.2 million, or 13.7% of net sales, in the third quarter of fiscal 2007, an increase of $2.5 million, or 10.1%, from $24.7 million, or 13.6% of net sales, in the same period in the prior year. During the first nine months of fiscal 2007, SG&A expenses were $80.1 million, or 14.3% of net sales, an increase of $11.1 million, or 16.1% of net sales, from $69.0 million, or 14.0% of net sales, in the same period in the prior year. The first nine months of fiscal 2007 included the expenses for one extra week. The increase in SG&A expenses for both the third quarter and first nine months of fiscal 2007 was primarily attributable to employee compensation, in that a relatively small amount of incentive compensation was included in our fiscal 2006 expenses, and freight.

Research and development, or R&D, expenses were $1.7 million and $3.9 million in the third quarter and the first nine months of fiscal 2007, respectively. The R&D expenses were higher by $0.8 million and $0.6 million for the third quarter and the first nine months of fiscal 2007, respectively, compared to the same periods in the prior year due primarily to increased in-house research and development activities, and timing of reimbursement of certain product development expenses by our customers.

Amortization of other intangibles in the third quarter and the first nine months of fiscal 2007 was higher by $0.3 million and $0.9 million, respectively, due primarily to intangibles recorded in the fourth quarter of fiscal 2006 related to the PFI acquisition.

Restructuring charges in the third quarter of fiscal 2006 were $1.3 million, which reflects severance and other related costs resulting from our continued drive to control expenses by reducing headcount. We eliminated approximately 86 positions in the third quarter of fiscal 2006.

Other operating expense for the third quarter of fiscal 2007 was $0.7 million, an increase of $0.3 million compared to $0.4 for the same period in the prior year. During the first nine months of fiscal 2007, other operating expense was $1.8 million, an increase of $0.8 million, compared to $1.0 million, for the same period in the prior year. Expenses for the third quarter and first nine months of 2007 primarily consisted of management fees, which were not incurred in the prior year; whereas, expenses for the same period in the prior year consisted substantially of professional fees incurred primarily in connection with the Credit Agreement Amendment.

In the third quarter of fiscal 2007, net interest expense was $10.1 million, an increase of $0.5 million compared to $9.6 million for the same period in the prior year. During the first nine months of fiscal 2007, net interest expense was $30.2 million, an increase of $3.0 million compared to $27.2 million for the same period in the prior year. The increase in interest expense for the third quarter and the first nine months of fiscal 2007 was primarily due to an increase in the average interest rate charged on the average outstanding indebtedness.

We recorded an income tax provision of $2.6 million or a 22.4% effective tax rate for the third quarter of fiscal 2007, compared to a tax benefit of $3.5 million or a 70.2% effective tax rate for the third quarter of fiscal 2006. During the first nine months of fiscal 2007, we recorded an income tax provision of $8.4 million or a 33.3% effective tax rate, compared to a tax benefit of $3.9 million or a 48.9% effective tax rate for the first nine months of fiscal 2006. The effective tax rate for the third quarter and first nine months of fiscal 2007 is substantially different from the effective rate for the third quarter and first nine months of fiscal 2006 primarily due to the reversal of certain U.S. contingency reserves during the three months ended December 30, 2006 and due to the release of a significant portion of the Canadian valuation allowance against its deferred tax assets during the three months ended June 25, 2005. The release of the valuation allowance was based on our expected current and future profitable Canadian operations. The effective tax rate was also affected by recently enacted Canadian federal tax rate reductions phased in over a four year period, which became law on June 22, 2006 with the passage of Bill C-13. The scheduling of the expected reversal of Canadian deferred tax assets at the lower effective tax rates is recognized as a first quarter fiscal 2007 discrete item and thus increased the quarterly tax provision.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Primarily as a result of factors discussed above, net income of $8.9 million was recorded in the third quarter of fiscal 2007 compared to net income of $1.5 million in the third quarter of fiscal 2006. For the first nine months of fiscal 2007, we recorded net income of $16.9 million compared to a net loss of $4.1 million in the same period in the prior year.

Credit Agreement EBITDA was $26.7 million and $70.9 million for the third quarter and the first nine months of fiscal 2007, respectively, compared to the Credit Agreement EBITDA of $22.6 million and $54.0 million for the third quarter and the first nine months of fiscal 2006, respectively. Our Credit Agreement EBITDA on a trailing twelve month basis was $91.7 million. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “Covenant Restrictions” and “Credit Agreement EBITDA,” below.

Concentration of Credit Risk and Significant Customers, Suppliers and Products

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables. We sell our products to a geographically diverse customer base in the food, drug, mass merchant and warehouse club retail market. We perform ongoing credit evaluations of our customers and maintain adequate reserves for potential losses.

Our two largest customers accounted for the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 24, 2005	December 30, 2006	December 24, 2005	December 30, 2006
Customer A	43%	43%	44%	43%
Customer B	26%	25%	23%	24%

Our largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 24, 2005	December 30, 2006	December 24, 2005	December 30, 2006
Division 1	22%	22%	23%	23%
Division 2	21%	21%	21%	20%

Our top ten customers in the aggregate accounted for the following percentage of gross sales in each respective period:

	Three months ended		Nine months ended
	December 24, 2005	December 30, 2006	December 24, 2005	December 30, 2006
Top ten customers	85%	87%	87%	86%

At March 25, 2006 and December 30, 2006, we had gross receivables from two U.S. customers representing approximately 43% and 32% and 45% and 31%, respectively, of total receivables.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

For the third quarter and the first nine months of fiscal 2006 and 2007, no supplier, excluding purchases by Vita , provided more than 10% of the Company’s raw material purchases.

Liquidity and Capital Resources

Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.

As of December 30, 2006, we had outstanding debt of an aggregate amount of $394.8 million, consisting primarily of $234.0 million in principal amount under the term facility, or the Term Facility, $150.0 million of 11% senior subordinated notes due 2012, or the Notes, and an aggregate amount of $10.8 million under our other debt facilities.

Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $234.0 million in term loan outstanding as of December 30, 2006 under the Term Facility by May 27, 2011 with scheduled principal payments of $0.6 million in the remaining period of fiscal 2007, $1.8 million in fiscal 2008, $2.4 million in fiscal 2009 through fiscal 2011 and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.

In connection with our PFI acquisition and to provide us with additional operating flexibility, on September 23, 2005, we entered into Amendment No. 1 and Acknowledgement, or the Amendment, with our senior lenders to the Credit Facility. The Amendment, among other things, (a) modified the “applicable margin” rate, (b) modified existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a new financial covenant of Minimum Liquidity of not less than $20.0 million, and (d) modified the calculation of consolidated Credit Agreement EBITDA. As a condition to obtaining the consent of the lenders to the Amendment, we paid a fee equal to 0.25% of the aggregate total commitments of our senior lenders, or approximately $0.7 million, and recorded it under other non-current assets in the condensed consolidated balance sheet at March 25, 2006. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the Credit Facility. For additional details see “Covenant Restrictions” and “Credit Agreement EBITDA” below.

Borrowings under the Credit Facility bear interest at a rate per annum, at our option, at a margin above the base rate (the higher of federal funds effective rate plus 0.50% and the prime commercial lending rate of UBS AG) or the LIBOR rate (determined based on interest periods of one, two, three or six months, at our option), as the case may be, plus an “applicable margin.” The amended “applicable margin” is based on our debt rating and leverage ratio. As of December 30, 2006, our weighted average interest rates were 8.88% under the Credit Facility. In addition to specified agent and up-front fees, the Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.

The Amendment, among other things, requires us to maintain a Minimum Liquidity amount of not less than $20.0 million as of the last day of any fiscal month. Our Minimum Liquidity as of December 30, 2006 was $53.9 million, well above the $20.0 million Minimum Liquidity requirement. At December 30, 2006, we had $43.2 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $6.8 million as of December 30, 2006. These letters of credit are used as security against our lease obligations and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014.

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

The indenture governing the Notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make other specified restricted payments and enter into some transactions with affiliates; (2) imposes specific restrictions on the ability of some of our subsidiaries to pay dividends or make certain payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture, related to the Notes and the Credit Facility, also contains various covenants that limit our discretion in operating our businesses.

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

We were in compliance with the financial covenants as of December 30, 2006, and our Minimum Liquidity provision as of December 30, 2006 was $53.9 million, well above the $20.0 million Minimum Liquidity requirement. Our ability to comply in future periods with the financial covenants in the Credit Facility will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business strategy. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Credit Agreement EBITDA

The table below sets forth our EBITDA as defined in our Credit Facility, which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our Credit Facility. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, depreciation and amortization, income tax expense, expenses incurred in connection with the recapitalization, aggregate amount of all other non-cash items (including non-cash compensation charges), proceeds from business interruption insurance, management fees, expenses related to any permitted acquisition (other than the PFI Acquisition), fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, any non-cash charges outside the normal course of business that result in an accrual of a reserve for cash charges in any future period, expenses incurred or accrued representing joint care customer in-stock investments, inventory reduction impact and other expenses, expenses incurred in connection with any restructuring, expenses incurred in connection with the employment of professionals to assist restructuring, integration of the PFI Business, non-capitalized transition and integration expenses incurred in connection with the PFI Acquisition, any non-cash charges that result from final accounting adjustments associated with the PFI Acquisition, and expenses incurred in connection with operating facilities to provide adequate inventory and to ensure continuous supplies to customers of the PFI Business. In addition, Credit Agreement EBITDA also adjusts net income by all non-cash items increasing consolidated net income (other than accrual of revenue or recording of receivables in the ordinary course of business) and the reversal of any reserve or the payment of any amount that was reserved. The Credit Facility also provides for adjustments to consolidated net income including, among other things, for asset write-downs. The Credit Facility requires us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.

The calculation of Credit Agreement EBITDA is set forth below (in thousands):
	Three months ended		Nine months ended
	December 24, 2005	December 30, 2006	December 24, 2005	December 30, 2006
Net income (loss)	$1,497	$8,857	$(4,131)	$16,910
Provision for (benefit from) income taxes	3,526	2,558	(3,949)	8,449
Interest expense, net	9,645	10,089	27,186	30,244
Depreciation and amortization	3,706	4,480	11,662	13,255
Asset write-down (1)	-	-	5,659	-
Non-cash stock compensation expense	5	6	15	18
Expenses related to permitted acquisition (2)	1,117	-	1,439	-
Restructuring charges (3)	1,305	-	1,305	-
Price difference between PFI's purchased inventory
and Leiner's manufacturing cost (4)	536	-	536	-
Expenses related to supplies to customers of PFI (5)	891	-	891	-
Expenses related to joint care and other products (6)	-	-	12,400	-
Management fees (7)	409	680	1,013	2,034
Credit Agreement EBITDA (8)	$22,637	$26,670	$54,026	$70,910

____________
(1)
Represents the establishment of a reserve for anticipated customer returns and the reduction of the carrying value of inventory related to certain branded products in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows at December 24, 2005.

(2)
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

(4)
Represents the value of inventory purchased solely in connection with the PFI Acquisition for prices above our manufacturing cost. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows for the three and nine month periods ended December 24, 2005.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

(5)
Represents expenses incurred in connection with operating facilities that prior to the PFI Acquisition were operated by the PFI Business and to provide adequate inventory and to ensure continuous supplies to customers of PFI Business. This charge resulted in a reduction to gross profit in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows for the three and nine month periods ended December 24, 2005.

(6)
Represents add back of expense incurred in connection with the joint care customer in-stock investments, inventory reduction impact and other expenses as stipulated in the Credit Facility. These expenses resulted in a reduction to gross profit in the condensed consolidated statement of operations for the nine months ended December 24, 2005.

(7)	Management fees are included in other operating expenses in the condensed consolidated statement of operations and in operating activities in the condensed consolidated statement of cash flows.
(8)	Credit Agreement EBITDA is calculated in accordance with the definitions contained in our Credit Facility described under “Credit Agreement EBITDA.”

Sources and Uses of Cash

Net cash used in operating activities totaled $0.4 million in the first nine months of fiscal 2006 compared to net cash provided by operating activities of $25.4 million in the first nine months of fiscal 2007. The most significant change in operating activities for the first nine months of fiscal 2006 was the reduction of accounts payable due primarily to the product mix change in our business and the movement toward Chinese and Indian raw materials. The significant changes in the operating activities for the first nine months of fiscal 2007 were an increase in net income and accounts payable offset by an increase in accounts receivable and a decrease in accrued interest due to the timing of interest payments.

Net cash used in investing activities totaled $34.0 million and $12.9 million in the first nine months of fiscal 2006 and fiscal 2007, respectively.

Net cash provided by financing activities was $26.7 million for the first nine months of fiscal 2006 compared to the net cash used in financial activities of $9.5 million for the same period of fiscal 2007. Net cash provided in the first nine months of fiscal 2006 primarily related to loan borrowings and contributions by our equity sponsors to fund the acquisition of PFI. Net cash used in the first nine months of fiscal 2007 primarily represents repayment of our Revolving Facility, and scheduled payments of our Term Facility and other long-term debt.

Reserves for Contractual Allowances, Future Chargebacks, and Product Returns

The following table summarizes the activities in our accruals for contractual allowances, future charge-backs and product returns (in thousands):

	Reserve for Contractual Allowances	Reserve for Future Chargebacks	Reserve for Product Returns
Balance at March 25, 2006	$11,187	$1,071	$2,865
Current provision	31,045	5,232	(20)
Actual returns or credits	(27,519)	(5,353)	(1,458)
Balance at December 30, 2006	$14,713	$950	$1,387

Actual returns included products sold in prior fiscal periods of $2,727,000 and $476,000 for the first nine months of fiscal 2006 and 2007, respectively. We do not have the ability to track actual credits for contractual allowances and future charge-backs by fiscal period because a significant time lag exists between the date on which we determine our contractual liability and when we actually pay the liability. In addition, the documentation provided to us by our customers for such deductions are generally insufficient for us to determine the exact date when the liability may have been accrued on our balance sheet.

PART I	Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(continued)

Forward-looking Statements

This report contains “forward-looking statements” that are subject to risks and uncertainties. These statements often include words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or similar expressions. These statements are only predictions. In addition to risks and uncertainties noted in this report, there are risks and uncertainties that could cause our actual operating results to differ materially from those anticipated by some of the statements made. Such risks and uncertainties include: (i) slow or negative growth in the vitamin, mineral, supplement or over-the-counter pharmaceutical industry; (ii) adverse publicity regarding the consumption of vitamins, minerals, supplements or over-the-counter pharmaceuticals; (iii) increased competition; (iv) increased costs; (v) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (vi) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (vii) our inability to gain and/or hold market share with our customers; (viii) exposure to and expenses of defending and resolving product liability claims and other litigation; (ix) our ability to successfully implement our business strategy; (x) our inability to manage our operations efficiently; (xi) consumer acceptance of our products; (xii) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators; (xiii) the mix of our products and the profit margins thereon; and (xiv) the availability and pricing of raw materials. We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I	Item 3

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the third quarter of fiscal 2007.

PART I	Item 4

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of December 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.

Changes in Our Controls: There has been no significant change in our internal control over financial reporting during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

It should be noted that the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote such conditions may be.

PART II	Other Information

Item 1.      Legal Proceedings.

We have been named as a defendant in two pending cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine containing products that we allegedly manufactured and sold. Currently, only two of the original 10 cases are pending; none of the cases has proceeded to trial, although we intend to vigorously defend these allegations if trials ensue. These actions have been tendered to our insurance carrier. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, consolidated financial condition or results of operations.

We are subject to other legal proceedings and claims that arise in the normal course of business. While the outcome of any of these proceedings and claims cannot be predicted with certainty, management believes that it has provided adequate reserves for these claims and does not believe the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Leiner Health Products Inc.

Date: February 13, 2007	By:	/s/ Kevin McDonnell
Kevin McDonnell
Executive Vice President and Chief Financial Officer