Form 10-K
period 2007-03-31
LEINER HEALTH PRODUCTS INC
filed 2007-06-29
CIK 1043055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-33121
LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3431709

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745

(Address of principal executive offices)	(Zip Code)
(310) 835-8400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) is not applicable.
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. YES ☑* NO ☐
APPLICABLE ONLY TO CORPORATE REGISTRANTS
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 par value, 1,000 shares outstanding as of March 31, 2007
* No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.
Form 10-K
For the Fiscal Year Ended March 31, 2007
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
In January 1997, we acquired Vita Health Company (1985) Ltd., one of the leading manufacturers of private label and branded vitamins, minerals and OTC pharmaceuticals in Canada. Vita Health Company (1985) Ltd. changed its name in 1998 to Vita Health Products Inc. (“Vita Health”).
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
In December 1999, we acquired substantially all of the assets of Granutec, Inc., a manufacturer and distributor of private label, OTC pharmaceutical drugs in the United States, and Vita Health acquired substantially all of the assets of Stanley Pharmaceuticals Ltd., a manufacturer and distributor of private label, OTC pharmaceutical drugs and vitamin supplement products in Canada, both of which were subsidiaries of Novopharm Limited of Ontario, Canada. We also acquired some related assets of Novopharm.
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
In September 2005, we acquired substantially all of the assets of Pharmaceutical Formulations, Inc. (“PFI”), a manufacturer of private label OTC products in the United States, related to its OTC pharmaceutical business except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets.
Fiscal year
Effective fiscal 2003, we changed our reporting period to a fifty-two/fifty-three week fiscal year. Our fiscal year end will fall on the last Saturday of March each year. Our fiscal years ended March 26, 2005 and March 25, 2006 were each comprised of 52 weeks and our fiscal year ended March 31, 2007 was comprised of 53 weeks.

General
We are a leading supplier of store brand VMS products and store brand OTC pharmaceuticals in the U.S. FDMC retail market. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading food, drug, mass merchant and warehouse club retailers and focus on the fastest-growing of these retailers—the mass merchants and warehouse clubs. In addition to our primary VMS and OTC products, we provide contract manufacturing services to consumer products and pharmaceutical companies. We believe few competitors in the industry can provide our level of service, innovation, high quality and competitive pricing. In our view, the critical factor in the purchase decision of our customers is our reputation for high levels of customer service and for producing quality products that are safe, effective and manufactured to the highest industry standards.
We have the leading position in the estimated $1.7 billion VMS FDMC store brand market, as measured by U.S. retail sales in 2006, with an estimated 38% share. We estimate that we have a 46% share of the VMS store brand segment for Wal-Mart, Sam’s Club and Costco—three of the largest retailers in this market. We offer a wide breadth of products in VMS, including multi-vitamins, vitamins C and E and joint care products, as well as minerals and supplements. We sell our VMS products under our customers’ store brands as well as our own brand, Your Life ® . We have created value for our VMS customers for over 20 years by identifying promising new store brand products, utilizing our product development and manufacturing expertise to allow them to bring these products to market quickly, often ahead of their competitors, and providing sales and marketing support.
We are a leading supplier of OTC pharmaceuticals in the estimated $3.4 billion OTC FDMC store brand market, as measured by U.S. retail sales in 2006, with an estimated 12% share. Our products principally consist of analgesics, cough, cold and allergy medications and digestive aids. We sell our OTC pharmaceuticals under our customers’ store brands as well as our own brand, Pharmacist Formula ® . Our current OTC products include the national brand equivalents of Advil ® (ibuprofen), Aleve ® (naproxen), Claritin ® (loratadine), TUMS ® (calcium antacid), Tylenol ® (acetaminophen) and Zantac ® (ranitidine). We have partnered with several pharmaceutical companies to manufacture and distribute OTC products.
We also provide contract manufacturing services to consumer products and pharmaceutical companies. We utilize our existing facilities, production equipment and personnel to manufacture and package products for our customers. We have entered into a long-term contract to provide contract manufacturing services to a leading multi-vitamin national brand under which we produced over 2.7 billion pills in fiscal year 2007. We believe our contract manufacturing services business allows us to drive profitability by increasing capacity utilization and leveraging our fixed costs. We believe our expertise in the VMS and OTC FDMC markets and our focus on high quality products and low-cost manufacturing will allow us to expand our existing relationships and gain new relationships with consumer products and pharmaceutical companies.
Recent Developments
FDA Inspection. Through our principal operating subsidiary, Leiner Health Products LLC, we received a list of Inspection Observations on Form 483 from FDA inspectors on March 16, 2007. The Form 483 contained inspection observations relating to product quality and deficiencies in the subsidiary’s compliance with good manufacturing practices, or cGMP, for OTC products manufactured, packaged or tested at our Fort Mill, South Carolina facility.
We have implemented steps to address the observations described in the Form 483 to assure the integrity of our quality processes and OTC products. On March 20, 2007, we voluntarily suspended the production and distribution of all OTC products manufactured, packaged or tested at our facilities in the United States. In April 2007, as a precautionary matter, we voluntarily recalled all unexpired OTC products from distribution centers and wholesale warehouses in the United States. Finally, we are working with Lachman Consultant Services, Inc., a respected GMP consulting firm, to assure that future production of OTC products will be manufactured and tested in accordance with appropriate GMP and product quality standards.
We are working with the FDA to resolve the issues raised by the observations as quickly as possible. As a result of the OTC interruption and related restructuring, the Company recorded the following in its fiscal year 2007 results:
—	The Company recorded a $3.8 million sales return reserve related to the expected impact of certain recalled OTC products.

—	The Company recorded an additional $27.4 million inventory reserves relating to the write down of certain OTC inventory assets.

—	The Company recorded a non-cash asset impairment charge of $16.5 million.

The voluntary suspension of the production and distribution of United States based OTC products will continue to significantly impact our OTC operations in fiscal 2008 as we resolve the regulatory issues, implement our Fort Mills restructuring plan (as described below) and expect to start to reintroduce products to our customers. The Company estimates that it will record additional charges of approximately $22.0 to $27.0 million in connection with the restructuring plan in fiscal 2008 consisting of:
•	asset relocation and related costs of approximately $5.0 to $6.0 million,
•	severance, relocation and other employee related costs of approximately $9.0 to $11.0 million, and
•	facility consolidation and other contractual costs of approximately $8.0 to $10.0 million.
The Company estimates that all of the above charges will be incurred as future cash expenditures primarily in fiscal 2008. In addition, the Company expects to spend $4.0 to $5.0 million on leasehold improvements to accommodate equipment movement which will be capitalized during fiscal year 2008.
Based on communications with the FDA, the Company believes that once it has remediated the issues raised in the Form 483 inspection report and has reached concurrence with the FDA, the Company will be able to gradually resume its OTC operations within the next 3-6 months. With respect to existing inventory within expiration, once it has successfully concluded its ongoing product quality assessment, the Company believes it will be in a position to gradually start shipping qualified OTC products from inventory within the next several months.
Dr. Reddy Laboratories Contract Termination. On April 25, 2007, we, together with our principal operating subsidiary, Leiner Health Products LLC, received a letter confirming that Dr. Reddy’s Laboratories Limited and Dr. Reddy’s Laboratories, Inc. (together, “DRL”) were terminating the following agreements, effective immediately: OTC Distribution Agreement, dated December 4, 2002, between Leiner LLC and DRL; Famotidine Supply Agreement, dated February 15, 2001, among Dr. Reddy’s Laboratories Limited, Reddy-Cheminor, Inc., and us; and Supply Agreement, dated November 28, 2000, among Cheminor Drugs Limited, Reddy-Cheminor, Inc. and us, as amended (together, the “DRL Agreements”).
The DRL Agreements have provided Leiner Health Products LLC with a supply of certain active pharmaceutical ingredients and bulk tablets used to manufacture certain OTC products and, in the case of the OTC Distribution Agreement, exclusive access to OTC switch products developed by DRL. DRL has informed us that it intends to enter the OTC market by directly packaging, marketing and distributing OTC products manufactured from the active pharmaceutical ingredients and bulk tablets that it previously supplied and would have been obligated to supply to us under the DRL Agreements. If we are unable to identify suppliers and enter into agreements for certain OTC replacement products on terms comparable to those included in the DRL agreements, the timing of future product introductions and our future financial performance will be adversely affected.
We dispute that, as contended by DRL, the receipt by our subsidiary, and our actions in response to, the list of Inspection Observations on Form 483 that was received from FDA inspectors provide any basis for DRL’s right to terminate the DRL Agreements. We are considering all of our alternatives in connection with DRL’s termination, including arbitration and litigation, to vigorously assert our rights under the DRL Agreements. We may be subject to counterclaims by DRL in any arbitration or litigation and even a favorable resolution of our claims could result in distraction of our management and significant legal and other related costs.
Restructuring Plan. Due to the interruption of our manufacturing of OTC products as complicated by the DRL contract termination, on June 7, 2007, we announced plans to consolidate our manufacturing and packaging operations in the U.S. The consolidation plan is designed to align our operating expenses with revenues in fiscal year 2008 that are expected to be lower than in fiscal year 2007. The consolidation plan calls for the closure of, and the reduction of personnel at, the Company’s Fort Mill, South Carolina facility by the end of September 2007. The Fort Mill manufacturing operations will be transitioned to our Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations will be transitioned to our Carson, California facility. The Fort Mill facility will continue to distribute VMS products to customers for the foreseeable future. We may not achieve the cost savings at levels and in periods we originally anticipated if we are unable to execute the consolidation plan as planned.
Amendment to Credit Facility. On June 22, 2007, we obtained an Amendment and Waiver (the “Second Amendment”) from our senior lenders under the Credit Facility. The Second Amendment of the Credit Agreement revised the financial covenants both in terms of applicable ratios and by allowing add-backs to EBITDA for certain cash and non-cash charges related to the restructuring of operations due to events disclosed in the “Recent Developments” section of this Annual Report. Pursuant to the Amendment, the senior lenders waived certain rights they may have had regarding any possible defaults or events of default related to certain specified events. The Amendment also provides for an increase in the interest rates applicable under the Credit Agreement. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million.

Products
The following table sets forth the net sales of our VMS, OTC and contract manufacturing services products from fiscal year 2005 through fiscal year 2007:

	March 26,		March 25,		March 31,
	2005	%	2006	%	2007	%
	(dollars in thousands)
VMS products	$419,491	61%	$418,858	62%	$451,580	61%
OTC products	213,402	31%	198,681	30%	216,717	30%
Contract manufacturing services/Other	52,008	8%	52,022	8%	66,939	9%

Total	$684,901	100%	$669,561	100%	$735,236	100%

VMS Products. We offer a wide breadth of VMS products, including more than 225 products in approximately 1,550 stock keeping units, or SKUs in the United States. Our products are sold in tablet and capsule forms, and in varying sizes with different potencies, flavors and coatings. Our vitamin products include national brand equivalents that compare to the dietary ingredients in Caltrate ® , Centrum ® and One-A-Day ® , vitamin products such as vitamins C and E and folic acid, minerals such as calcium, supplements such as chondroitin, glucosamine, fish oil, Co-Q10 and herbal products. We sell VMS products primarily under our customers’ store names and estimate that store brands accounted for approximately 93.0% of our fiscal year 2007 VMS gross sales in the United States. In addition, our own brand, Your Life ® , is the largest VMS brand provided to the U.S. military. For the fiscal year 2007, our VMS business comprised approximately 61% of net sales.
Vita Health produces approximately 100 different types of VMS products in approximately 404 different SKUs. However, the majority of Vita Health’s sales in this segment are concentrated in a few core products categories. The top 5 product categories, which comprise over one-half of Vita Health’s vitamin sales, are multivitamins, herbal products, supplement products, mineral products and vitamin B products.
OTC Products. Prior to our voluntary suspension of OTC products, we marketed more than 80 different OTC pharmaceutical products in approximately 915 different SKUs, including those products comparable to most major national brands in the analgesic, cough and cold remedy and digestive aid categories. These OTC products included national brand equivalents of Advil ® (ibuprofen), Aleve ® (naproxen), Claritin ® (loratadine), TUMS ® (calcium antacid), Tylenol ® (acetaminophen) and Zantac ® (ranitidine). We sell our OTC pharmaceuticals under our customers’ store brands as well as our own brand, Pharmacist Formula ® . As a result of the voluntarily suspension of the production and distribution of United States-based OTC products we expect to modify our OTC product mix and business as we resolve the regulatory issues and start to reintroduce products to our customers. See “Recent Developments” for details.
Historically, we had an agreement with DRL for DRL to supply us with products that switched from prescription to OTC status. Effective, April 2007, DRL notified us that it had canceled that agreement. If we are unable to identify suppliers and enter into agreements for certain OTC replacement products on terms comparable to those included in the DRL agreements, it may affect the timing of product introductions and potentially our future financial performance.
Vita Health produces approximately 46 different types of OTC products in approximately 976 different SKUs. Vita Health’s OTC pharmaceutical sales are primarily analgesic products, digestive aids, cough and cold products, and allergy products. In Canada, there are two primary classes of analgesics products, those with codeine and those without. Vita Health produces both types of products.
Contract Manufacturing Services. We provide contract manufacturing and packaging services to consumer products and pharmaceutical companies. We utilize our existing facilities, production equipment and personnel to manufacture and package products for our customers, generally under long-term contracts.
We have entered into a long-term contract to provide contract manufacturing services to a leading multi-vitamin national brand. Since 2000, the business with this customer has grown significantly, driven by the introduction of new products.

Geographical Business Units
We operate under two separate geographical units, one in the United States and one in Canada. Our U.S. business consists of our U.S. operating subsidiaries, principally Leiner Health Products, LLC. Our Canadian business consists of Vita Health. Our U.S. operations consist of our corporate headquarters as well as five FDA licensed facilities, which manufacture, package and distribute VMS and OTC solid dosage forms. For the fiscal year 2007, our U.S. operations generated approximately 93.0% of our net sales.
Vita Heath is one of the leading manufacturers of store brand VMS and OTC products in Canada. Vita Health is located in Winnipeg, Manitoba, where it maintains manufacturing, packaging and distribution facilities. For the fiscal year 2007, Vita Health comprised approximately 7.0% of our net sales.
Customers
Our VMS and OTC store brand products are sold in all 50 states through more than 54,000 outlets. These include nine of the 10 largest food retailers, the top five largest drug chains, all four of the largest mass and dollar merchants and the top three warehouse clubs in the United States. In addition, Leiner is the number one VMS supplier to U.S. military outlets worldwide. In fiscal 2007, two customers accounted for approximately 42.5% and 24.8%, respectively, of our gross sales. However, our largest customer has two distinct retail divisions that, if viewed as separate entities, would constitute 23.7% and 18.8% of our gross sales for fiscal 2007. Each of our other major customers accounted for less than 10% of our gross sales for fiscal 2007. Our top ten customers in the aggregate accounted for approximately 86.0% of our gross sales for fiscal 2007.
Raw Materials
We purchase raw materials globally from third party suppliers. We have multiple suppliers for most of our raw materials. Only one of our top 10 raw materials is purchased from a sole source, and accounts for 3% of sales revenue. Our top 10 suppliers provide 40% of our total purchases, with our largest supplier providing 7% of total materials purchased during the fiscal year 2007. No single supplier accounts for more than 10% of our materials purchases.
Competition
The markets for our products are highly competitive. We compete on the basis of product quality, customer service, range of products offered, pricing and marketing support. In the VMS FDMC market, we believe that our major U.S. competitors are NBTY, Inc., Pharmavite LLC, Weider Nutrition International, Inc. and Perrigo Company. In the OTC FDMC market, we believe our major U.S. competitor is Perrigo Company. Due to the interruption of our manufacturing of OTC products as complicated by the DRL contract termination, we expect competitors, including Perrigo, to seek to displace our OTC products with our customers. In the United States, we sell approximately 85.8% of our VMS products to FDMC retailers. We do not currently participate significantly in or sell to other channels such as health food stores, direct mail and direct sales and, therefore, may face competition from such alternative channels if more customers utilize these channels of distribution to obtain VMS products.
Employees
As of March 31, 2007, we had 2,032 full-time employees. Of these employees, 338 were engaged in executive or administrative capacities and 1694 were engaged in manufacturing, packaging or distribution. In addition, we employed approximately 506 temporary workers. The large number of temporary workers gives us significant flexibility to adjust staffing levels in response to seasonal fluctuations in demand. Approximately 11.2% of our employee base is represented by a collective bargaining agreement for our Vita Health unit. We consider our relations with our employees to be good. The consolidation of our Fort Mill facility will result in the elimination of approximately 540 employee positions upon the expected completion date of September 30, 2007.
Research and Development
We conduct our research and development activities at our own manufacturing facilities. Our principal emphasis in our research and development activities is the development of new products and the enhancement of existing products. The amount, excluding capital expenditures, spent on research and development activities was approximately $5.3 million, $4.6 million and $5.1 million in fiscal years 2005, 2006 and 2007, respectively.

Government Regulation
The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more United States and Canadian federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), Health Canada and also by various agencies of the states, provinces and localities in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of OTC drugs, while the FTC has jurisdiction to regulate advertising of these products.
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
As authorized by DSHEA, the FDA recently published Good Manufacturing Practices (“GMPs”) specifically for dietary supplements. These new GMP regulations are more detailed than the GMPs that currently apply to dietary supplements and will, among other things, require dietary supplements to be prepared, packaged and held in compliance with requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished product, as well as requirements for recordkeeping and handling consumer product complaints. There can be no assurance that, when the new GMP regulations for dietary supplements go into effect, we will be able to comply with the new rules within the compliance phase-in period or at all without incurring substantial expenses.
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
We also market products that have switched from prescription to OTC status. These prescriptions to OTC switch products require approval by the FDA through our NDA or ANDA process before they can be commercialized. Based on current FDA regulations, all chemistry, manufacturing and control issues, bioequivalency and labeling related to these products are defined by the information included in the NDA or ANDA. The ANDA process generally reduces the time and expense related to FDA approval compared to the NDA process. For approval, we must demonstrate that the product is essentially the same as a product that has previously been approved by the FDA and is on the market and that our manufacturing process and other requirements meet FDA standards. This approval process may require that bioequivalence and/or efficacy studies be performed using a small number of subjects in a controlled clinical environment. Approval time is generally eighteen months to four years from the date of submission of the application. Changes to a product with an ANDA are governed by specific FDA regulations and guidelines that define when proposed changes, if approved by the FDA, can be implemented.
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
On March 9, 2006, President Bush signed into Law the USA Patriot Act, of which Title VII is the Combat Methamphetamine Epidemic Act (CMEA) of 2005. The CMEA imposes restrictions on the retail sale of all cough and cold products that contain the methamphetamine precursor chemicals ephedrine, pseudoephedrine and phenylpropanolamine. It also limits the amounts of these products that consumers can purchase within a 30-day period. The Act impacts Leiner in that manufacturers and repackagers of pseudoephedrine-containing products must submit quota procurement requests to the DEA on an annual basis. These quota requests will need to identify the amount of psuedoephedrine active ingredient and finished dosage forms that Leiner will expect to handle/process in our facilities. As this quota procurement program is new, there is no assurance that DEA will approve Leiner’s quota requirements.
Manufacturing and Packaging. All facilities where foods (including dietary supplements) and pharmaceuticals are manufactured, packaged, warehoused, or sold must comply with the FDA manufacturing standards applicable to that type of product. The FDA performs periodic audits to ensure that our facilities remain in compliance with the cGMP regulations. The failure of a facility to be in compliance may lead to a breach of representations made to store brand customers or to regulatory action against the products made in that facility, including seizure, injunction or recall.
CPSC. The CPSC has authority, under the Poison Prevention Packaging Act, to designate those products, including vitamin products and OTC pharmaceuticals that require child resistant closures to help reduce the incidence of poisonings. The CPSC has adopted regulations requiring numerous OTC pharmaceuticals and iron-containing dietary supplements to have such closures, and has adopted rules on the testing of such closures by both children and adults. We, working with our packaging suppliers, believe that we are in compliance with all CPSC requirements.
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
Canadian Regulation. In Canada, our products are subject to federal and provincial law, particularly federal drug legislation. Government regulation under the Canadian Food and Drugs Act and the regulations thereunder require regulatory approvals of such products through a NOC, DIN, DIN-HM or NPN by Health Canada. All substances sold for ingestion by humans are regulated either as a food or drug under the Canadian Food and Drugs Act. In addition, some of our products are subject to government regulation under the CDSA. The Canadian Food and Drugs Act and the CDSA are enforced by Health Canada and other authorities.
On January 1, 2004, the Natural Health Products Regulations made under the Canadian Food and Drugs Act came into force, requiring all natural health products, including vitamin and mineral supplements, to have a Natural Health Product license. Health Canada has provided a transition period of six years ending December 31, 2009, during which compliance action for Natural Health Products (“NHP”) will be governed by the Health Products and Food Branch Inspectorate’s “Compliance Policy on Natural Health Products.” Natural Health Products are a subset of Drugs in the Food and Drugs Act. Recently, Health Canada has extended the transition period by 1 year amending the compliance deadline to December 31, 2010.
The Canadian Food and Drugs Act governs the processing, formulation, packaging, labeling, advertising and sale of our products and regulates what may be represented in Canada on labels and in promotional material, in respect of the properties of the various products. The Canadian Food and Drugs Act also provides that any drugs sold in Canada must have a label affixed thereto that shows specified information, such as its proper scientific or common name, the name and address of the manufacturer, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, no person may sell a drug unless it has been assigned a DIN, DIN-HM or NPN, which are obtained through an application to Health Canada. At this time there is no annual fee associated with NPN annual renewal, however, it is anticipated that a cost recovery program will be in place by April 2008 with respect to the application and renewal of NPN licenses. Regulations under the Canadian Food and Drugs Act require all manufacturers to pay annual fees for their DINs. Health Canada approval for the sale of our products may be subject to significant delays.
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
Intellectual Property
We regard our trademarks and other intellectual property rights as valuable assets and believe they are important in the marketing of our products. Among our most significant trademarks are Your Life® and Pharmacist Formula®. We have registered these and other material trademarks in the United States and some foreign countries. We intend to maintain the foreign and domestic registrations of our trademarks so long as they remain valuable to our business. Generally, registered trademarks have perpetual life provided they are renewed on a timely basis and continue to be used properly as trademarks. Our business is not dependent to a material degree on our patents and copyrights. We have no licenses to intellectual property that, if lost, would have a material adverse effect on our business.
The packaging of some of our branded products identifies nationally branded products with which our products are comparable. In addition, the formulations for our store brand products are comparable to the national brands with which they compete. We design our packaging and manufacturing processes to avoid infringing on the intellectual property rights of other companies. From time to time, however, we have received letters from other companies alleging that our trademarks, trade dress and/or patents have infringed on their intellectual property which could subject us to legal actions in the future. A successful claim of trademark, patent or other intellectual property infringement against us could prevent us from manufacturing or selling products, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 1A. RISK FACTORS
A recent FDA investigation into our OTC operations could materially adversely affect our business.
Through our principal operating subsidiary, Leiner Health Products LLC, we received a list of Inspection Observations on Form 483 from FDA inspectors on March 16, 2007. The Form 483 contained inspection observations relating to product quality and deficiencies in the subsidiary’s compliance with good manufacturing practices, or cGMP, for OTC products manufactured, packaged or tested at our Fort Mill, South Carolina facility.
On March 20, 2007, we voluntarily suspended the production and distribution of all OTC products manufactured, packaged or tested at our facilities in the United States. In April 2007, as a precautionary matter, we voluntarily recalled all unexpired OTC products from distribution centers and wholesale warehouses in the United States. Finally, we are working with Lachman Consultant Services, Inc., a respected GMP consulting firm, to assure that future production of OTC products will be manufactured and tested in accordance with appropriate GMP and product quality standards.
We are not yet able to estimate how long it will take to resolve such issues. If the observations in the Form 483 cannot be addressed in a timely manner at a reasonable cost and implement successfully our restructuring plan, it may continue to have a material adverse effect on our financial position, results of operations or cash flows.
Product recalls costs could hurt our business.
In connection with the recent FDA investigation into our OTC operations, on March 20, 2007, we voluntarily suspended the production and distribution of all OTC products manufactured, packaged or tested at our facilities in the United States. In April 2007, as a precautionary matter, we voluntarily recalled all unexpired OTC products from distribution centers and wholesale warehouses in the United States. We incurred significant expenditures and suffered economic losses as a result of these recalls.
As a result of our voluntary recall and production suspension of OTC products, management established inventory reserves to cover potential inventory losses due to expiration, proactive discontinuance, and re-certification issues. Management is required to make material judgments in estimating these reserves. Actual reserve requirements could differ significantly from management’s estimates, which could have a significant favorable or unfavorable impact on future gross margins of the company.
In addition, the FDA, the FTC or Health Canada may take action with respect to any of our other products that it deems fall within its jurisdiction. These actions could require us to change our product labeling or remove a particular product from the market. Any future recall or removal would result in additional costs to us, and could give rise to product liability litigation, either of which could be material. We cannot predict whether the FDA or Health Canada will take action with respect to any of our products and any such product recalls or removals could have a material adverse effect on our financial position, results of operations or cash flows.
We may be unable to successfully implement our restructuring plan.
Due to the interruption of our manufacturing of OTC products as complicated by the DRL contract termination, on June 7, 2007 we announced plans to consolidate our manufacturing and packaging operations in the U.S. The consolidation plan is designed to align our operating expenses with revenues in fiscal year 2008 that are expected to be lower than in fiscal year 2007. The consolidation plan calls for the closure of, and the reduction of personnel at, the Company’s Fort Mill, South Carolina facility by the end of September 2007. The Fort Mill manufacturing operations will be transitioned to our Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations will be transitioned to our Carson, California facility. The Fort Mill facility will continue to distribute VMS products to customers for the foreseeable future. We may not achieve the cost savings at levels and in periods we originally anticipated if we are unable to execute the consolidation plan as planned.
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

Some recent studies relating to some nutritional supplements have produced results contrary to the favorable indications of other prior and subsequent studies. For example, vitamin E sales declined significantly since fiscal 2005 due to negative media reports. The scientific research to date with respect to antioxidants and some of our other VMS products is not conclusive, and future scientific results and media attention may not be favorable or consistent. In the event of future scientific results or media attention that is perceived by our consumers as less favorable or that questions earlier research or publicity, our sales of VMS products could be materially adversely affected. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefit of our or similar products or that claims that any such products are ineffective could have a material adverse effect on our financial position, results of operations or cash flows.
Regulatory matters governing our industry could have a significant negative effect on our business.
The manufacturing, processing, formulation, packaging, labeling, advertising and sale of our products are subject to regulation by one or more U.S. and Canadian federal agencies, including the FDA, the FTC and the CPSC and Health Canada. Our activities are also regulated by various agencies of the states, provinces, localities and countries in which some of our products are sold. In addition, we manufacture and market some of our products in compliance with the guidelines promulgated by voluntary standard organizations, such as the USP.
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
The FDA recently announced final rules on good manufacturing practices in manufacturing, packaging or holding dietary ingredients and dietary supplements, which will apply to the VMS products we manufacture. These rules would require dietary supplements to be prepared, packaged and held in compliance with requirements for establishing quality control procedures, designing and constructing manufacturing plants, and testing ingredients and the finished product, as well as requirements for recordkeeping and handling consumer product complaints. There can be no assurance that, when the new GMP regulations for dietary supplements go into effect, we will be able to comply with the new rules within the compliance phase-in period or at all without incurring substantial expenses.
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
Our Natural Health Products (“NHP”) requires regulatory approval in the form of a DIN-HM or NPN issued by Health Canada. Approvals are based on formulation and evidence of safety and efficacy. All of our products in the NHP category must comply with the Good Manufacturing Practices and Site Licensing requirements per the Natural Health Product Regulations under the Canadian Food and Drugs Act.

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
In fiscal 2007, our two largest customers accounted for approximately 42.5% and 24.8%, respectively, of our gross sales. Our top 10 customers, in the aggregate, accounted for approximately 86.0% of our gross sales for fiscal 2007. Retail customers in our industry do not generally offer or enter into long-term sales contracts with their suppliers. Consequently, we do not have long-term sales contracts with most of our retail customers. Should our relationship with one or more of our major customers change adversely, the resulting loss of business could have a material adverse effect on our financial position, results of operations or cash flows. In addition, if one or more of our major customers substantially reduced their volume of purchases from us, it could have a material adverse effect on our financial position, results of operations or cash flows. Furthermore, the impact of retailer consolidation could have an adverse impact on future sales growth. Should one of our major customers encounter financial difficulties, the exposure on uncollectible receivables and unusable inventory could have a material adverse effect on our financial position, results of operations or cash flows.
A significant, unexpected disruption of operations at our facilities could adversely affect our financial position, results of operations or cash flows.
We operate three U.S. manufacturing facilities, one manufacturing, packaging and distribution facility and one sales, packaging and distribution facility, located in California, North Carolina and South Carolina. We also operate manufacturing, packaging and distribution facilities located in Manitoba, Canada. On June 7, 2007 we announced plans to consolidate our manufacturing and packaging operations. The consolidation plan is designed to align our operating expenses with management’s expectation that, due to the interruption of our manufacturing of OTC products and complicated by the DRL contract termination, revenues in fiscal year 2008 will be lower than in fiscal year 2007. The consolidation plan calls for the closure of, and the reduction of personnel at, the Company’s Fort Mill, South Carolina facility by the end of September 2007. The Fort Mill manufacturing operations will be transitioned to our Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations will be transitioned to our Carson, California facility. The Fort Mill facility will continue to distribute VMS products to customers during the transition. Following the consolidation, the primary manufacturing facilities for our VMS and OTC products will be in California and North Carolina. A significant, unexpected disruption at any of our facilities could have a material adverse effect on our financial position, results of operations or cash flows. In addition, we may not achieve the cost savings at levels and in periods we originally anticipated if we are unable to execute the consolidation plan as planned.
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
We purchase from third-party suppliers some important ingredients and products that we cannot manufacture. We currently have supply agreements with several suppliers of most of these ingredients and products. However, in some instances, we purchase only from a single source. Furthermore, our suppliers and vendors may not provide these ingredients and products in the quantities requested, in a timely manner or at a price we are willing to pay. An unexpected interruption of supply could materially adversely affect our financial position, results of operations or cash flows. A loss of any of our key single source suppliers could have a material adverse effect on our financial position, results of operations or cash flows.
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
In addition, the FDA will soon finalize its proposed rules on good manufacturing practices in manufacturing, packaging or holding dietary ingredients and dietary supplements. Our suppliers and vendors may be subject to, and may not be able to comply with, these regulations when they become effective. Even if our suppliers and vendors are able to comply with these regulations, their compliance may increase the cost of some ingredients and products that we purchase from them.
We are subject to risks associated with our international operations.
We purchase certain key raw materials from non-US suppliers and bulk goods from foreign manufacturers operating out of foreign countries, such as Canada, China, India, Japan and South Korea. We may have difficulty in maintaining a steady supply of these materials and products from foreign sources due, for example, to regulatory barriers, the necessity of adapting to new regulatory systems and problems related to markets with different political and legal systems. In addition, our sales to foreign markets through domestically-based multinational retailers and through our Canadian subsidiary continue to increase. These foreign sales and purchases of foreign raw materials and bulk goods expose us to a number of risks including unexpected changes in regulatory requirements, possible difficulties in enforcing agreements, longer payment cycles, longer shipping lead-times, import or export license and compliance requirements, the imposition of withholding or other taxes, economic or political instability, embargoes, military hostilities or exchange controls. Should any of these risks occur, they may have a material adverse impact on our financial position, results of operations or cash flows.

In addition, raw materials from foreign countries may contain counterfeit ingredients or other adulterants. Raw plant materials may be contaminated with pesticide residues and microorganisms including fungi. Although we maintain a strict program of in-country verification and product testing throughout the ingredient sourcing and manufacturing process to identify counterfeit ingredients, adulterants and toxic substances, if we are unable to detect and prevent the presence of such counterfeit, adulterated or toxic substances in material amounts, the FDA, the FTC or Health Canada may require us to recall the contaminated product from the market. Any future recall or removal would result in additional costs to us, and could give rise to product liability litigation, either of which could have a material adverse effect on our business.
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
We have been named as a defendant in cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine containing products that we allegedly manufactured and sold. Currently, only two of the original 10 cases are pending; none of the cases has proceeded to trial, although we intend to vigorously defend these allegations if trials ensue. The remaining eight cases have either been dismissed with prejudice or settled for relatively small amounts. These actions have been tendered to our insurance carrier.
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
We have substantial indebtedness. As of March 31, 2007, we had approximately $396.4 million of total indebtedness. In addition, subject to restrictions in the indenture and our Credit Facility, we may incur additional indebtedness. In particular, as of March 31, 2007, we have $43.6 million of additional borrowing capacity under the revolving portion of our Credit Facility, net of $6.4 million of outstanding letters of credit.
     Our high level of indebtedness could have important consequences to the holders of Notes. For example, it could:
•	make it more difficult for us to satisfy our obligations on the Notes;

•	require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the Credit Facility is at a variable rate of interest; and

•	limit our ability to borrow additional funds.

We expect to pay our expenses and the principal and interest on the Notes, our Credit Facility and other debt from cash flow from our operations and from additional loans under our Credit Facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the Notes) and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the Notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our Credit Facility and the indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Notes and our ability to pay principal of and interest on the Notes.
The right of holders of Notes to receive payments on the Notes and guarantees is subordinated to our and the guarantors’ senior debt.
Payment on the Notes and guarantees is subordinated in right of payment to all of our and the guarantors’ senior debt, including our Credit Facility. As a result, upon any distribution to our creditors or the creditors of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the guarantors or our or their property, the holders of senior debt will be entitled to be paid in full in cash before any payment may be made on these Notes or the subsidiary guarantees. In these cases, we and the subsidiary guarantors may not have sufficient funds to pay all of our creditors, and holders of Notes may receive less, ratably, than the holders of senior debt and, due to the turnover provisions in the indenture, less, ratably, than the holders of unsubordinated obligations, including trade payables. In addition, all payments on the Notes and the guarantees will be blocked in the event of a payment default on designated senior debt and may be blocked for up to 179 consecutive days in the event of specified non-payment defaults on designated senior debt.
As of March 31, 2007, the Notes and the guarantees were subordinated to $246.4 million of senior debt, and $43.6 million was available for borrowing as additional senior debt under the revolving portion of our Credit Facility, net of $6.4 million of outstanding letters of credit. We are permitted to incur substantial additional indebtedness, including senior debt, in the future under the terms of the indenture.
The indenture for the Notes and our Credit Facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some actions.
The indenture for the Notes and our Credit Facility impose significant operating and financial restrictions on us. These restrictions limit the ability of us and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our Credit Facility requires us to maintain specified financial ratios. These covenants may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.
Claims of creditors of our non-guarantor subsidiaries will generally have priority with respect to the assets and earnings of these subsidiaries over the claims of holders of the Notes.
Our foreign subsidiaries are not guaranteeing the Notes. Claims of creditors of the non-guarantor subsidiaries, including trade creditors, secured creditors and creditors holding indebtedness, and claims of preferred stockholders (if any) of the non-guarantor subsidiaries, will generally have priority with respect to their assets and earnings over the claims of creditors of our company, including holders of the Notes, even if the obligations of the subsidiaries do not constitute senior indebtedness, except to the extent that the issuer is itself recognized as a creditor of the subsidiary, in which case the claims of the issuer would still be subordinate to any security in the assets of the subsidiary and any indebtedness of the subsidiary senior to that held by the issuer. As of March 31, 2007, our non-guarantor subsidiaries had $5.9 million of liabilities (including trade payables) outstanding.
We may not be able to purchase the Notes upon a change of control.
Upon the occurrence of a “change of control,” as defined in the indenture, each holder of the Notes will have the right to require us to purchase the Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the Notes would be an event of default under the indenture, which would in turn be an event of default under our Credit Facility. In addition, a change of control may constitute an event of default under our Credit Facility. A default under our Credit Facility would result in an event of default under the indenture if the lenders accelerate the debt under our Credit Facility.
If a change of control occurs, we may not have enough assets to satisfy all obligations under our Credit Facility and the indenture related to the Notes. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our Credit Facility and the Notes or obtain a waiver from the lenders or holders of the Notes. We may not be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all.
We are controlled by our principal stockholders, which may have interests in conflict with the interests of holders of the Notes.
The Golden Gate Investors and the North Castle Investors each own or control 49.6% (46.8% including our delayed delivery share awards and Series C preferred stock) of the voting power of the outstanding shares of our parent company. The Golden Gate Investors and the North Castle Investors effectively control the outcome of matters requiring a stockholder vote, including the election of directors. Moreover, under the terms of a stockholders agreement, the Golden Gate Investors and the North Castle Investors possess approval rights over some significant transactions that may be pursued by us, including mergers or sales.
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
A change in our enterprise resource planning system could disrupt our operations.
We are in the process of implementing an enterprise resource planning system (“ERP system”) in all of our businesses to support our growth plan. The first and primary phase of the implementation, which impacts all functional areas, is currently planned to be completed by December 2008. Implementing an ERP system on a widespread basis involves significant changes in business processes and extensive organizational training. The Company currently believes a phased-in approach reduces the risks associated with making these changes. We believe we are taking the necessary steps to monitor and maintain appropriate internal controls during this transition period. These steps include deploying resources to mitigate internal control risk and performing additional verification and testing to ensure data integrity. We are undertaking a comprehensive review of the effectiveness of our internal control over financial reporting as part of the reporting, certification and attestation requirements of Section 404 of the U.S. Sarbanes-Oxley Act of 2002. In connection with the continued implementation of the ERP system in fiscal year 2008, there may be a significant redesign of the business processes during fiscal year 2008, some of which relate to internal control over financial reporting and disclosure controls and procedures.
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
On June 7, 2007 we announced plans to consolidate our manufacturing and packaging operations. The consolidation plan is designed to align our operating expenses with management’s expectation that, due to the interruption of our manufacturing of OTC products and complicated by the DRL contract termination, revenues in fiscal year 2008 will be lower than in fiscal year 2007. The consolidation plan calls for the closure of, and the reduction of personnel at, the Company’s Fort Mill, South Carolina facility by the end of September 2007. The Fort Mill manufacturing operations will be transitioned to our Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations will be transitioned to our Carson, California facility. The Fort Mill facility will continue to distribute VMS products to customers for the foreseeable future. We may not achieve the cost savings at levels and in periods we originally anticipated if we are unable to execute the consolidation plan as planned.
Vita Health currently tablets, bottles and packages its products in a 185,000 square foot facility in Manitoba, of which approximately 20,000 square feet is office space.
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
Product Liability
We have been named as a defendant in cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine containing products that we allegedly manufactured and sold. Currently, only two of the original 10 cases are pending; none of the cases has proceeded to trial, although we intend to vigorously defend these allegations if trials ensue. These actions have been tendered to our insurance carrier. The remaining eight cases have either been dismissed with prejudice or settled for relatively small amounts. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, consolidated financial condition or results of operations.
Breach of OTC Supply Contracts
On April 25, 2007, we, together with our principal operating subsidiary, Leiner Health Products LLC, received a letter confirming that Dr. Reddy’s Laboratories Limited and Dr. Reddy’s Laboratories, Inc. (together, “DRL”) were terminating the following agreements, effective immediately: OTC Distribution Agreement, dated December 4, 2002, between Leiner LLC and DRL; Famotidine Supply Agreement, dated February 15, 2001, among Dr. Reddy’s Laboratories Limited, Reddy-Cheminor, Inc., and us; and Supply Agreement, dated November 28, 2000, between Cheminor Drugs Limited, Reddy-Cheminor, Inc. and us, as amended (together, the “DRL Agreements”).
The DRL Agreements have provided Leiner Health Products LLC with a supply of certain active pharmaceutical ingredient and bulk tablets used to manufacture certain OTC products and, in the case of the OTC Distribution Agreement, exclusive access to OTC switch products developed by DRL. DRL has informed us that it intends to enter our OTC market by directly packaging, marketing and distributing OTC products manufactured from the active pharmaceutical ingredients and bulk tablets that it previously supplied and would have been obligated to supply to us under the DRL Agreements.
We dispute that, as contended by DRL, the receipt by our subsidiary, and our actions in response to, the list of Inspection Observations on Form 483 that was received from FDA inspectors provide any basis for DRL’s right to terminate the DRL Agreements. We are considering all of our alternatives in connection with DRL’s termination, including arbitration and litigation to vigorously assert our rights under the DRL Agreements. We may be subject to counterclaims by DRL in any arbitration or litigation and even a favorable resolution of our claims could result in distraction of our management and significant legal and other related costs.
Breach of Raw Material Supply Agreement
We filed a lawsuit against a supplier of chondroitin in the Superior Court in Orange County, California in June 2005. The complaint alleges breach of contract, negligence, intentional and negligent misrepresentation and other similar claims regarding the supplier’s delivery of chondroitin that we believe was adulterated and sub-potent. This material was not incorporated into finished products that were supplied to customers. The supplier filed a counter-claim against us for breach of contract and other related claims due to our refusal to pay the outstanding balance owed for the product. Following a jury trial in February 2007, we obtained a jury verdict in our favor for $1.28 million and against the supplier on its counter-claims. While we intend to make every effort to enforce the judgment, there can be no assurance that we can collect on this judgment.
Pseudophedrine Product Liability
On December 22, 2005, a complaint was filed in the District Court for Cotton County in the State of Oklahoma against five manufacturers including us, seven retailer companies and one individual. The complaint, which has not been served on us to date, alleges that pseudoephedrine manufacturers and retailers knew or should have known that pseudoephedrine is illegally used to manufacture methamphetamine and that it is foreseeable that such illegal use would result in the death of a police officer. We deny any liability and, if we are served with the complaint and forced to litigate, we intend to vigorously defend our position.

Other Civil Litigation
From time to time, we are involved in other various legal proceedings arising in the ordinary course of our business operations, such as personal injury claims, employment matters, intellectual property and contractual disputes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no trading market for our Common Stock. All of the outstanding shares of our Common Stock are held by Leiner Holdings Corp. We did not pay any dividends in fiscal 2007.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data derived from our consolidated financial statements. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Effective fiscal 2003, we changed our reporting period to a 52-week or 53-week fiscal year, falling on the last Saturday in March each year. Each of the fiscal years ended March 29, 2003, March 27, 2004, March 26, 2005 and March 25, 2006 were comprised of 52-week periods. Fiscal year ended March 31, 2007 was comprised of a 53-week period.

	March 29,	March 27,	March 26,	March 25,	March 31,
	2003 (1)	2004	2005	2006	2007
	(dollars in thousands)
Consolidated Statement of Operations Data:
Net sales	$574,281	$661,045	$684,901	$669,561	$735,236
Cost of sales	430,090	486,554	512,871	533,215	576,794

Gross profit	144,191	174,491	172,030	136,346	158,442
Marketing, selling and distribution expenses	48,600	56,448	58,532	58,444	64,631
General and administrative expenses	43,931	41,041	34,134	35,725	44,817
Research and development expenses	5,487	5,670	5,299	4,551	5,123
Amortization of other intangibles	1,585	447	250	638	1,169
Asset impairment (2)	—	—	—	—	16,507
Restructuring charges (3)	(245)	—	—	3,836	—
Recapitalization expenses	—	—	87,982	—	—
Other operating expense (income) (4)	(77,708)	1,528	2,386	1,113	2,155

Operating income (loss)	122,541	69,357	(16,553)	32,039	24,040
Interest expense, net	18,809	18,954	32,346	36,869	39,989

Income (loss) before income taxes	103,732	50,403	(48,899)	(4,830)	(15,949)
Provision for (benefit from) income taxes	15,587	11,347	(987)	(1,062)	6,340

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	88,145	39,056	(47,912)	(3,768)	(22,289)
Extraordinary gain, net	68,106	—	—	—	—
Cumulative effect of change in accounting principle, net	(10,521)	—	—	—	—

Net income (loss)	145,730	39,056	(47,912)	(3,768)	(22,289)
Accretion on preferred stock	(8,083)	(12,105)	(39,212)	—	—

Net income (loss) attributable to common shareholder	$137,647	$26,951	$(87,124)	$(3,768)	$(22,289)

Other Financial Data:
Cash flow from (used in) operating activities	$87,368	$37,766	$(39,605)	$19,301	$44,541
Cash flow (used in) investing activities	(8,807)	(13,175)	(20,935)	(35,601)	(19,258)
Cash flow (used in) from financing activities	(82,851)	(9,834)	40,867	10,980	(10,590)
Capital expenditures	5,648	10,413	17,991	13,244	15,346
Consolidated Balance Sheet Data (as of end of period):
Cash and cash equivalents	$17,547	$33,824	$16,951	$7,731	$22,717
Working capital	103,805	135,928	135,643	134,680	112,498
Total assets	337,529	387,727	416,798	416,098	378,618
Total debt	174,630	171,006	396,526	402,617	396,444
Series A redeemable preferred stock	28,083	40,188	—	—	—
Shareholder’s equity (deficit)	23,183	51,014	(122,974)	(115,082)	(137,071)

(1)	We consummated a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code and emerged from court protection on April 19, 2002.

(2)	We recorded an asset impairment charge of $16.5 million in the fourth quarter of fiscal 2007 related to the restructuring and consolidation plan.

(3)	In fiscal 2006, restructuring charges of $3.8 million is related to severance and other related costs incurred in connection with the workforce reduction.

(4)	Other operating expense (income) includes $98,380 in fiscal 2003, representing settlement awards received in connection with an antitrust suit against some of our raw material suppliers, net of legal and consulting fees and other costs of approximately $19,186.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise the terms “our company”, “we”, “our”, and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. of Canada (“Vita”), a wholly owned subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements contained elsewhere in this report. We report on a 52-week or 53-week fiscal year, falling on the last Saturday in March each year. Our fiscal years ended March 26, 2005, March 25, 2006 were comprised of 52-week periods and our fiscal year ended March 31, 2007 was comprised of a 53-week period.
Overview
We are the leading manufacturer of store brand vitamins, minerals and nutritional supplements (“VMS”) products and a leading supplier of store brand over-the-counter (“OTC”) pharmaceuticals in the U.S. food, drug and mass merchant and warehouse club (“FDMC”) retail market, as measured by U.S. retail sales in 2006. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading FDMC retailers and focus on the fastest-growing of these retailers—the mass merchants and warehouse clubs. In addition to our primary VMS and OTC products, we provide contract manufacturing services to consumer products and pharmaceutical companies.
We generated 61.2%, 62.6 % and 61.4% of our net sales from VMS products and 31.2%, 29.7% and 29.5% of our net sales from OTC products in fiscal 2005, 2006 and 2007, respectively. Contract manufacturing services accounted for 7.6%, 7.8% and 9.1% of our net sales in fiscal 2005, 2006 and 2007, respectively. Our VMS products include multi-vitamins, vitamins C and E, joint care products, as well as minerals and supplements. Our OTC products principally consist of analgesics, cough, cold and allergy medications and digestive aids. Most of our products are manufactured for our customers to sell as their own store brands, although we also sell our VMS products under our own Your Life ® brand and our OTC products under our own Pharmacist Formula ® brand.
We believe that trends in the VMS and OTC FDMC store brand markets are the most significant trends impacting our financial performance. We estimate that over the last 10 years, the VMS FDMC and OTC FDMC markets have grown to approximately $4.5 billion and $10.7 billion, respectively, as measured by 2006 retail sales. Over the same period, we estimate that the VMS FDMC market has grown at a compound annual growth rate of approximately 6.5% and the OTC FDMC market has grown at a compound annual growth rate of approximately 4.3%. Within the VMS FDMC and OTC FDMC markets, store brands have grown faster than national brands. Over the last 10 years, we estimate that the VMS FDMC store brand market has grown at a compound annual growth rate of approximately 7.9% and the OTC FDMC store brand market has grown at a compound annual growth rate of approximately 6.9%. This growth in the VMS and OTC FDMC markets is driven by (1) the aging of the U.S. population and the increased life expectancy, (2) the increase in healthcare costs, which has driven managed care companies and legislators to seek to enhance the availability of lower cost healthcare alternatives such as OTC drugs and generic drugs, and (3) what we believe is the increasing use by Americans of self-care techniques prior to seeing a doctor. In addition, the growth experienced in the last several years in the VMS FDMC market has also been based on national media attention in regards to recent scientific research suggesting potential health benefits from regular consumption of some VMS products. However, as has been the case in the past, negative scientific research or publicity concerning the health benefits of vitamin consumption could adversely impact the growth of the VMS market.
We operate under two separate geographical units, one in the United States and one in Canada. Our U.S. business consists of our U.S. subsidiaries, principally Leiner Health Products, LLC. Our Canadian business consists of Vita Health Products Inc. (“Vita Health”).
Vita Health is one of the leading manufacturers of store brand VMS and OTC products in Canada. Vita Health generated 33.4%, 33.8% and 28.5% of its net sales from VMS products and 65.8%, 65.3% and 70.2% of its net sales from OTC products, respectively, for the fiscal years 2005, 2006 and 2007. Vita Health’s contract manufacturing services accounted for 0.8%, 0.8% and 1.3% of its net sales for the fiscal years 2005, 2006 and 2007, respectively. Vita Health is located in Winnipeg, Manitoba, where it maintains manufacturing, packaging and distribution facilities. For the fiscal years 2005, 2006 and 2007, Vita Health comprised 10.8%, 8.2% and 7.0% of our net sales, respectively.
Recent Developments
Through our principal operating subsidiary, Leiner Health Products LLC, we received a list of Inspection Observations on Form 483 from FDA inspectors on March 16, 2007. The Form 483 contained inspection observations relating to product quality and deficiencies in the subsidiary’s compliance with good manufacturing practices, or cGMP, for OTC products manufactured, packaged or tested at our Fort Mill, South Carolina facility.
We have implemented steps to address the observations described in the Form 483 to assure the integrity of our quality processes and OTC products. On March 20, 2007, we voluntarily suspended the production and distribution of all OTC products manufactured, packaged or tested at our facilities in the United States. In April 2007, as a precautionary matter, we voluntarily recalled all unexpired OTC products from distribution centers and wholesale warehouses in the United States. Finally, we are working with Lachman Consultant Services, Inc., a respected GMP consulting firm, to assure that future production of OTC products will be manufactured and tested in accordance with appropriate GMP and product quality standards.
Based on communications with the FDA, the Company believes that once it has remediated the issues raised in the Form 483 inspection report and has reached concurrence with the FDA, the Company will be able to gradually resume its OTC operations within the next 3-6 months. With respect to existing inventory within expiration, once it has successfully concluded its ongoing product quality assessment, the Company believes it will be in a position to gradually start shipping qualified OTC products from inventory within the next several months.
General
We generate revenue through the sale of our manufactured products and the distribution to customers of products manufactured by third parties. In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met upon receipt of products by the customer. Our net sales represent gross sales invoiced to customers less certain related charges for contractual allowances, estimated future chargebacks and estimated product returns. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales. Cost of sales includes all direct material and labor costs and indirect costs such as indirect labor, depreciation, insurance and supplies. Selling, general and administrative expenses (“SG&A”) consist of: (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. Research and development expenses (“R&D”) include the costs associated with developing new products.
As a result of our voluntary recall and production suspension of OTC products, management established inventory reserves to cover potential inventory losses due to expiration, proactive discontinuance, and re-certification issues.
Impairment of assets, which relate to fixed assets, spare parts, and intangible assets, was recorded in fiscal 2007 as a result of the Company’s announcement on June 7, 2007 to consolidate our manufacturing and packaging operations. The consolidation plan calls for the closure of, and the reduction of personnel at, the Company’s Fort Mill, South Carolina facility by the end of September 2007. The Fort Mill manufacturing operations will be transitioned to our Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations will be transitioned to our Carson, California facility. The Fort Mill facility will continue to distribute VMS products to customers for the foreseeable future. We may not achieve the cost savings at levels and in periods we originally anticipated if we are unable to execute the consolidation plan as planned.
Other operating expense primarily relates to the management fees incurred. For further details see Notes 10 and Note 16 to our audited consolidated financial statements included elsewhere in this report.
Amendments to our Credit Facility
In connection with our acquisition of certain OTC assets of Pharmaceutical Formulations, Inc. (“PFI”), which is discussed below, and to provide us with operating flexibility, we obtained Amendment No. 1 and Acknowledgement (the “Amendment”) from our senior lenders under the Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to its OTC pharmaceutical business, except for assets related to PFI’s Konsyl Pharmaceuticals Inc. subsidiary and other scheduled assets (the “PFI Business”) for approximately $22.9 million in cash as a Permitted Acquisition. The Amendment, among other things, (a) modified the “applicable margin” rate, (b) modified existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20.0 million, the equity sponsors have committed to contributing to us an additional $6.5 million in equity, and (d) modified the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the Credit Facility. For additional details, see “–Covenant Restrictions” and “-Credit Agreement EBITDA” below.
On June 22, 2007, we obtained an Amendment and Waiver (the “Second Amendment”) from our senior lenders under the Credit Facility. The Second Amendment of the Credit Agreement revised the financial covenants both in terms of applicable ratios and by allowing add-backs to EBITDA for certain cash and non-cash charges related to the restructuring of operations due to events disclosed in the “Recent Developments” section of this document. Pursuant to the Amendment, the senior lenders waived certain rights they may have had regarding any possible defaults or events of default related to certain specified events. The Amendment also provides for an increase in the interest rates applicable under the Credit Agreement. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million.

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
Recapitalization (“Recapitalization”)
On April 15, 2004, Mergeco entered into a recapitalization agreement and plan of merger with us. The Recapitalization was effected on May 27, 2004 by merging Mergeco with and into our company. Mergeco was a new corporation formed by the Golden Gate Investors and the North Castle Investors, solely for the purpose of completing the Recapitalization. Each share of the common stock of Mergeco became a share of our common stock. We are the surviving corporation in the merger. Each holder of our common stock then exchanged such stock for voting preferred stock of Holdings, a newly formed company that became our new parent company. As a result of the Recapitalization, excluding the delayed delivery share awards, the Golden Gate Investors and the North Castle Investors each own or control 49.6% of Holdings. Including delayed delivery share awards made in connection with the Recapitalization and issuance of Series C preferred stock in connection with the PFI Business acquisition, the Golden Gate Investors and the North Castle Investors each own or control 46.8% of Holdings, and our management and certain former employees own equity in Holdings, constituting 6.4% of Holdings. In connection with the Recapitalization, Mergeco entered into a new senior credit facility (“Credit Facility”), consisting of a $240.0 million term loan, which we refer to as the “new term loan B” and a $50.0 million revolving credit facility (“Revolving Facility”), under which $5.0 million was borrowed immediately after the Recapitalization by Mergeco. In addition, Mergeco issued $150.0 million of 11% senior subordinated notes due 2012 (“Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the Credit Facility and the Notes were assigned to and assumed by us. The Recapitalization was accounted for as a recapitalization of Mergeco which had no impact on the historical basis of assets and liabilities as reflected in our consolidated financial statements.
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
Results of Operations
The following table summarizes our results of operations as a percentage of net sales for the fiscal years 2005, 2006 and 2007.

	Percentage of Net Sales
	Year Ended
	March 26,	March 25,	March 31,
	2005	2006	2007 (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.9	79.6	78.4

Gross profit	25.1	20.4	21.6
Marketing, selling and distribution expenses	8.5	8.7	8.8
General and administrative expenses	5.0	5.3	6.1
Research and development expenses	0.8	0.7	0.7
Amortization of other intangibles	—	0.1	0.2
Asset impairment	—	—	2.3
Restructuring charges	—	0.6	—
Recapitalization expenses	12.9	—	—
Other operating expense	0.3	0.2	0.3

Operating (loss) income	(2.4)	4.8	3.2
Interest expense, net	4.7	5.5	5.4

Loss before income taxes	(7.1)	(0.7)	(2.2)
Provision for (benefit from) Income taxes	(0.1)	(0.1)	0.9

Net loss	(7.0)	(0.6)	(3.1)
Accretion on preferred stock	(5.7)	—	—

Net loss attributable to common shareholders	(12.7)%	(0.6)%	(3.1)%

(1)	Due to rounding, individual subtotals and totals may not recalculate.

Fiscal 2007 Compared to Fiscal 2006
Net Sales were $735.2 million, an increase of $65.6 million, or 9.8%, from $669.6 million in fiscal 2006. In fiscal 2007, management estimates that net sales had increased approximately $12.0 million to $13.0 million due to the extra week in fiscal 2007 as compared to fiscal 2006. The increase of approximately $48.0 million was primarily generated by higher sales of fish oil products, analgesics, coenzyme Q10, or “CoQ10”, and multivitamins. The increase in sales of analgesics was attributable to sales of PFI acquired products for the entire fiscal year 2007 as compared to six months of sales in fiscal 2006. The increase in net sales was partially offset by the decrease in sales of joint care products and branded products. In addition, net sales in fiscal 2007 were impacted by a $3.8 million of reserves established in the fourth quarter as a result of a voluntary suspension of the OTC products.
U.S. net sales were $683.9 million in fiscal 2007, an increase of $69.2 million, or 11.3% from $614.7 million in fiscal 2006. Management estimates that the impact on U.S. net sales due to the extra week was approximately $11.0 million to $12.0 million in fiscal 2007 as compared to fiscal 2006. The U.S. increase from year-to-year was the result of higher sales of fish oil products, analgesics, CoQ10, multivitamins and the sales of PFI acquired products. The increase was partially offset by the decrease in sales of joint care products, certain branded products and the increase in the establishment a $3.8 million of reserves as a result of a voluntary suspension of the OTC products in the fourth quarter of fiscal 2007.
Net sales attributable to our Canadian operations were $51.3 million in fiscal 2007, a decrease of $3.6 million, or 6.5%, from $54.9 million in fiscal 2006. Management estimates that the impact on the Canadian net sales due to the extra week was approximately $1.0 million in fiscal 2007 as compared to fiscal 2006. The decrease in Canadian net sales from year-to-year was primarily due to lower sales of multivitamins and weight management products. Net sales for the Canadian operations continued to be adversely impacted by the decision of a competitive OTC supplier in Canada to supply retail customers directly on selected items.
Regarding our three principal product categories:
•	VMS products net sales were $451.6 million in fiscal 2007, an increase of $32.7 million, or 7.8%, from $418.9 million in fiscal 2006. Management estimates that the impact of the extra week in fiscal 2007 was approximately $7.7 to $8.3 million. The increase in the VMS net sales from year-to-year was primarily attributable to higher sales of fish oil, CoQ10, and multivitamins in the U.S, partially offset by the decrease in sales of joint care products and decreases in sales in our Canadian operations.

•	OTC product net sales were $216.7 million in fiscal 2007, an increase of $18.0 million, or 9.1%, from $198.7 million in fiscal 2006. Management estimates that the impact of the extra week in fiscal 2007 was approximately $3.3 to $3.7 million. The increase in OTC product net sales from year-to-year was primarily attributable to higher U.S. sales of analgesics products resulting from the PFI acquisition partially offset by decreases in OTC sales related to the recent OTC issues. OTC product net sales in our Canadian operations remain relatively unchanged from year to year.

•	Contract manufacturing services net sales were $66.9 million in fiscal 2007, an increase of $14.9 million, or 28.7% from $52.0 million in fiscal 2006. Management estimates that the impact of the extra week in fiscal 2007 was approximately $1.0 million. The increase was primarily due to the launch of new product sales in the second quarter of fiscal year 2007 and promotional activities at our key contract manufacturing customer.
Cost of sales was $576.8 million, or 78.4% of net sales, in fiscal 2007, an increase of $43.6 million, or 8.1%, from $533.2 million, or 79.6% of net sales, in fiscal 2006. The decrease in cost of sales as a percentage of net sales in fiscal 2007 was primarily due to the continued stabilization of certain raw material costs, better fixed cost absorption from higher plant utilization and lower production costs resulting from efficiencies achieved in plant operations. In addition, cost of sales as a percentage of net sales in fiscal 2006 was higher primarily due to the decline in sales of higher margin vitamin E products, the building of market share in other key product categories with lower margins such as joint care products, price adjustments in our Loratadine products, and higher costs incurred in connection with the PFI acquired inventory. The increase of $43.6 million in cost of sales in fiscal 2007 compared to fiscal 2006 was primarily due to the increase in net sales and a $27.4 million in OTC inventory reserve adjustment.
Gross profit was $158.4 million, or 21.5% of net sales, in fiscal 2007, an increase of $22.1 million, or 16.2%, from $136.3 million, or 20.4% of net sales in fiscal 2006. Gross profit as a percentage of net sales in fiscal 2006 was adversely impacted by the establishment of a reserve for customer returns and a reserve to reduce the carrying value of certain branded products, lower margin product mix and higher costs incurred in connection with the PFI acquired inventory.

SG&A, as defined above under “General,” were $109.4 million, or 14.9% of net sales, in fiscal 2007, an increase of $15.2 million, or 16.1%, from $94.2 million, or 14.1% of net sales, in fiscal 2006. The increase in SG&A was primarily driven by higher outside consulting and legal expenses incurred as a result of the OTC issue, the write-off of potential acquisition costs that were previously capitalized, higher incentive compensation, freight, outside commissions, and depreciation charges.
R&D expenses were $5.1 million in fiscal 2007, an increase of $0.5 million, from $4.6 million in fiscal 2006. The increase was due primarily to increased in-house research and development activities, and timing of reimbursement of certain product development expenses by our customers.
Amortization of other intangibles was $1.2 million in fiscal 2007, an increase of $0.5 million, from $0.6 million in fiscal 2006. The increase was primarily attributable to PFI acquired intangibles.
The asset impairment charge of $16.5 million in fiscal 2007 is related to the restructuring and the consolidation of the manufacturing plants.
Restructuring charges in fiscal 2006 reflect severance and other related costs that resulted from our continued drive to control expenses by reducing head count. We eliminated approximately 104 positions in fiscal 2006. The restructuring charges include the severance accrued for the president, who resigned effective March 31, 2006.
Other operating expenses were $2.2 million in fiscal 2007, an increase of $1.0 million compared to fiscal 2006. The increase in other operating expenses in fiscal 2007 was primarily due to an increase in management fees of $1.5 million offset by the receipt of $0.5 million from the settlement of a supplier dispute.
In fiscal 2007, net interest expense was $40.0 million, a $3.1 million increase compared to fiscal 2006. The increase in fiscal 2007 was primarily due to an increase in the average interest rate charged on the average outstanding indebtedness partially offset by a slightly lower level of indebtedness.
We recorded an income tax expense for the fiscal year 2007 of $6.3 million or a 40% effective rate compared to a tax benefit of $1.1 million or a 22% effective rate in fiscal 2006. During fiscal 2007 there were certain adjustments to valuation allowances and contingent tax liabilities which accounts for the difference between fiscal 2007 and 2006 effective rates.
Net loss of $22.3 million was recorded in fiscal 2007 compared to a net loss of $3.8 million in fiscal 2006 due to the aforementioned OTC suspension and the related restructuring and consolidation plans.
Credit Agreement EBITDA was $89.0 million in fiscal 2007 compared to the Credit Agreement EBITDA of $74.8 million in fiscal 2006. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “-Covenant Restrictions” and “-Credit Agreement EBITDA” below.
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
U.S. net sales were $614.7 million in fiscal 2006, an increase of $3.8 million, or 0.6% from $610.9 million in fiscal 2005. The U.S. year-to-year increase for the fiscal year 2006 was the result of higher sales of joint care products and the sales of PFI acquired products partly offset by lower sales of vitamin E, absence of branded new products sales in fiscal 2006, the adjustments of inventory levels by retailers, and the establishment of reserves for product returns and higher future chargeback expenses related primarily to certain branded products in the first quarter of fiscal 2006. Net sales attributable to our Canadian operations were $54.9 million in fiscal 2006, a decrease of $19.1 million, or 25.8%, from $74.0 million in fiscal 2005. The Canadian year-to-year decrease for the fiscal year 2006 resulted from the decision by a competitive OTC supplier in Canada to supply retail customers directly on selected items and lower sales of analgesics and multivitamin products in Canada.
Regarding our three principal product categories:
•	VMS products net sales were $418.9 million in fiscal 2006, a decrease of $0.6 million, or 0.1%, from $419.5 million in fiscal 2005. The VMS category was impacted in fiscal 2006 by product mix changes, the absence of branded new products sales, the establishment of reserves for product returns, higher future chargebacks expenses and lower sales in Canada as described above.

•	OTC product net sales were $198.7 million in fiscal 2006, a decrease of $14.7 million, or 6.9%, from $213.4 million in fiscal 2005. The decrease was primarily attributable to price adjustments in our Loratadine products in the U.S. and lower sales of OTC products in Canada. In addition, the decrease in sales of our OTC products was partly offset by $17.4 million sales of PFI acquired products.

•	Contract manufacturing services net sales were $52.0 million in fiscal 2006 as compared to $52.0 million in fiscal 2005. We expect our contract manufacturing services business to grow in fiscal 2007 as we have signed and/or expect to sign a number of major contracts with certain pharmaceutical companies.
Cost of sales was $533.2 million, or 79.6% of net sales, in fiscal 2006, an increase of $20.3 million, or 4.0%, from $512.9 million, or 74.9% of net sales, in fiscal 2005. The increase in cost of sales as a percentage of net sales in fiscal 2006 is principally due to the decline in sales of higher margin vitamin E products, the building of market share in other key product categories with lower margins such as joint care products, price adjustments in our Loratadine products, and higher costs incurred in connection with the PFI acquired inventory.
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
Credit Agreement EBITDA was $74.8 million in fiscal 2006 compared to the Credit Agreement EBITDA of $88.4 million in fiscal 2005. The decline in Credit Agreement EBITDA was primarily driven by the shift in product mix, the adjustment of inventory levels by retailers, and decline in our Canadian sales. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “-Covenant Restrictions” and “-Credit Agreement EBITDA” below.

Liquidity and Capital Resources
Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.
The following financing transactions (the “Financing Transactions”) were entered into in connection with the Recapitalization:
•	We entered into our Credit Facility with several lenders on May 27, 2004. The Credit Facility provides for aggregate maximum borrowings of $290.0 million under (i) the Term Facility providing for a term B loan in an aggregate principal amount of $240.0 million and (ii) the Revolving Facility providing for up to $50.0 million in revolving loans (including standby and commercial letters of credit and swingline loans) outstanding at any time.

•	On May 27, 2004, after the Recapitalization, we assumed $150.0 million in Notes.

•	The repayment of all outstanding amounts under our pre-existing senior credit facilities was made and commitments under those facilities were terminated.
As of March 31, 2007, we had outstanding debt of an aggregate amount of $396.4 million, consisting primarily of $233.4 million in principal amount under the Term Facility, $150.0 million under the Notes and an aggregate amount of $13.0 million under our other debt facilities. There were no borrowings outstanding on the Revolving Facility.
Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $233.4 million in term loan outstanding as of March 31, 2007 under the Credit Facility by May 27, 2011 with scheduled principal payments of $1.8 million in fiscal 2008, $2.4 million in each of fiscal 2009 through fiscal 2011, and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.
On September 23, 2005, we obtained the Amendment from our senior lenders under the Credit Facility. The Amendment acknowledges the acquisition of the PFI Business for approximately $22.9 million in cash as a Permitted Acquisition. The Amendment, among other things, (a) modified the “applicable margin” rate, (b) modified existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a new financial covenant of minimum liquidity (as defined) of not less than $20.0 million, and (d) modified the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the Credit Facility. For additional details see “Covenant Restrictions” and “Credit Agreement EBITDA” below.
On June 22, 2007, we obtained an Amendment and Waiver (the “Second Amendment”) from our senior lenders under the Credit Facility. The Second Amendment of the Credit Agreement revised the financial covenants both in terms of applicable ratios and by allowing add-backs to EBITDA for certain cash and non-cash charges related to the restructuring of operations due to events disclosed in the “Recent Developments” section of this document. Pursuant to the Amendment, the senior lenders waived certain rights they may have had regarding any possible defaults or events of default related to certain specified events. The Amendment also provides for an increase in the interest rates applicable under the Credit Agreement. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million.
Borrowings under the Credit Facility bear interest at a base rate per annum plus an “applicable margin” that is based on our leverage ratio. We can choose a base rate of (i) ABR (Alternate base rate) or (ii) LIBOR for our Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds effective rate plus 0.5% or the prime commercial lending rate of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. As of March 31, 2007, our average interest rates were 8.6% under the Credit Facility. In addition to specified agent and up-front fees, the Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.
At March 31, 2007, we had $43.6 million available under our Revolving Facility. In accordance with our debt agreements, the availability under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $6.4 million as of March 31, 2007. These letters of credit are used as security against our lease obligations and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014.
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
Other Factors Affecting Liquidity
We have incurred approximately $18.3 million, $20.6 million and $19.7 million of capital expenditures, including capital leases, in fiscal 2005, 2006 and 2007, respectively. We continue to invest in increasing our internal manufacturing capability and expect that our capital expenditures for fiscal 2008 will be slightly lower than our capital expenditures in fiscal 2007. We will be investing in leasehold improvements as part of our plant consolidation.
Covenant Restrictions
The Credit Facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the Notes, and it requires us to satisfy certain financial condition tests and to maintain specified financial ratios, such as a minimum liquidity, maximum total leverage ratio, minimum interest coverage ratio, limitation on capital expenditures and an annual assessment of any repayment toward principal as a result of excess cash flow requirements defined in the Credit Facility. In addition, the Credit Facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the Notes if we fail to perform our obligations under, or fail to meet the conditions of, the Credit Facility or if payment creates a default under the Credit Facility.
The indenture governing the Notes, among other things: (1) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make other specified restricted payments and enter into some transactions with affiliates; (2) prohibits specified restrictions on the ability of some of our subsidiaries to pay dividends or make some payments to us; and (3) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these Notes and the Credit Facility also contains various covenants that limit our discretion in the operation of our businesses.

The financial covenants in the Credit Facility specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:

Consolidated Indebtedness to
Credit Agreement EBITDA (1)
Test Period	Leverage Ratio
June 30, 2007	6.15 to 1.00
September 29, 2007	6.15 to 1.00
December 29, 2007	6.15 to 1.00
March 29, 2008	6.15 to 1.00
June 28, 2008	6.10 to 1.00
September 27, 2008	6.10 to 1.00
December 27, 2008	6.00 to 1.00
March 28, 2009	5.75 to 1.00
June 28, 2009	5.75 to 1.00
September 27, 2009	5.50 to 1.00
December 27, 2009	5.50 to 1.00
March 28, 2010	5.25 to 1.00
June 28, 2010	5.00 to 1.00
Any Test Period Thereafter	4.75 to 1.00

Credit Agreement EBITDA (1)
to Consolidated
Interest Expense Ratio
June 30, 2007	1.60 to 1.00
September 29, 2007	1.60 to 1.00
December 29, 2007	1.60 to 1.00
March 29, 2008	1.60 to 1.00
June 28, 2008	1.60 to 1.00
September 27, 2008	1.60 to 1.00
December 27, 2008	1.60 to 1.00
March 28, 2009	1.65 to 1.00
June 28, 2009	1.70 to 1.00
September 27, 2009	1.75 to 1.00
December 27, 2009	1.80 to 1.00
March 28, 2010	1.90 to 1.00
June 28, 2010	2.00 to 1.00
Any Test Period Thereafter	2.15 to 1.00

Note:
(1)	See “—“Credit Agreement EBITDA” for more information regarding this term.
We were in compliance with all such financial covenants and have exceeded our Minimum Liquidity provision as of March 31, 2007. Our ability to comply in future periods with the financial covenants in the Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.
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
Credit Agreement EBITDA
The table below sets forth EBITDA as defined in our Amendment(s), which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our Amendment. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income (loss) from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, depreciation and amortization, income tax expense, expenses incurred in connection with the recapitalization, aggregate amount of all other non-cash items (including non-cash compensation charges), proceeds from business interruption insurance, management fees, expenses related to any permitted acquisition (other than the PFI Acquisition), fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, any non-cash charges outside the normal course of business that result in an accrual of a reserve for cash charges in any future period, expenses incurred or accrued representing joint care customer in-stock investments, inventory reduction impact and other expenses, expenses incurred in connection with any restructuring, expenses incurred in connection with the employment of professionals to assist restructuring, integration of the PFI Business and the Amendment(s), non-capitalized transition and integration expenses incurred in connection with the PFI Acquisition, any non-cash charges that result from final accounting adjustments associated with the PFI Acquisition, expenses incurred in connection with operating facilities to provide adequate inventory and to ensure continuous supplies to customers of the PFI Business, pro forma adjustments for estimated lost OTC contribution margin, expenses incurred related to our OTC remediation plans, product recalls, severance related costs and Fort Mill consolidation, our OTC inventory reserve and tangible and intangible write-down, specific litigation costs and potential acquisition costs. In addition, Credit Agreement EBITDA also adjusts net income (loss) by all non-cash items increasing consolidated net income (loss) (other than accrual of revenue or recording of receivables in the ordinary course of the business) and the reversal of any reserve or the payment of any amount that was reserved. The Credit Facility also provides for adjustments to consolidated net income (loss) including, among other things, for asset write-downs. The Amendment requires us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.
The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Year Ended
	March 25,	March 31,
	2006	2007
Net income (loss)	$(3,768)	$(22,289)
Interest expense, net	36,869	39,989
Provision for (benefit from) income taxes	(1,062)	6,340
Depreciation and amortization	16,634	18,293
Asset write-down (1)	5,659	—
Non-cash stock compensation expense (2)	20	25
Expenses related to permitted acquisition (3)	1,937	—
Expenses related to joint care and other products (4)	12,400	—
Restructuring charges (5)	3,000	—
Price difference between PFI’s purchased inventory and Leiner’s manufacturing cost (6)	572	—
Expenses related to supplies to customers of PFI (7)	1,279	—
Management fees (8)	1,262	2,771
Non-cash OTC related charges and reserves (9)		43,869

Credit Agreement EBITDA	$74,802	$88,998

(1)	Represents the establishment of a reserve for anticipated customer returns and the reduction of the carrying value of inventory related to certain branded products in the first quarter of fiscal 2006. This charge resulted in a reduction to gross profit in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(2)	Non-cash compensation expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(3)	Represents internal expenses incurred in connection with the PFI Acquisition. These expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(4)	Represents add-back of expense incurred in connection with the joint care customer in-stock investments, inventory reduction impact and other expenses as stipulated in the Amendment. These expenses resulted in a reduction to gross profit in the consolidated statement of operations for the year ended March 25, 2006.

(5)	Represents expenses incurred in connection with operating facilities that prior to the PFI acquisition were operated by the PFI business and to provide adequate inventory and to ensure continuous supplies to customers of PFI business. This charge resulted in a reduction to gross profit in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(6)	Represents the value of inventory purchased solely in connection with the PFI Acquisition for prices above our manufacturing cost. This charge resulted in a reduction to gross profit in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(7)	Represents expenses incurred in connection with operating facilities that prior to the PFI Acquisition were operated by the PFI Business and to provide adequate inventory and to ensure continuous supplies to customers of PFI Business. This charge resulted in a reduction to gross profit in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(8)	Management fees, which primarily include professional fees incurred in connection with the Amendment, are included in other operating expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(9)	Represents non-cash items including impairment charge and the inventory write-down related to the Company’s OTC events. Excludes add-backs of $6.3 million to Credit Agreement EBITDA for period ending after March 31, 2007.
Sources and Uses of Cash
Net cash provided by operating activities was $44.5 million and $19.3 million in fiscal 2007 and fiscal 2006, respectively. For fiscal 2007, the net loss of $22.3 was more than offset by the charges for asset impairment and OTC related inventory reserves totaling $46.1 million. In fiscal 2006, the most significant change in our operating activities was the reduction of accounts payable by $29.1 million due primarily to the product mix change in our business and the movement toward Chinese and Indian raw materials. These new suppliers have generally required shorter payment terms than our customary terms.
Net cash used in investing activities totaled $19.3 million and $35.6 million in fiscal 2007 and fiscal 2006, respectively. The decrease in fiscal 2007 compared to fiscal 2006 was primarily a result of the acquisition of the PFI Business in the third quarter of fiscal 2006.
Net cash used in financing activities was $10.6 million in fiscal 2007 as compared to net cash provided by financing of $11.0 million in fiscal 2006. Net cash used in fiscal 2007 was primarily comprised of net payments of $5.0 million on the Revolving Facility, payments of $3.0 million on our bank credit facility, and payment of $2.6 million on capital leases and other long-term obligations. Net cash provided in fiscal 2006 represents primarily the borrowings from our Revolving Facility and capital contribution of $13.0 million received from our ultimate parent, LHP Holdings, which received such amount from the sale of equity securities to its current shareholders. The financing activities in fiscal 2006 were offset by the scheduled repayments of our Term Facility and capital leases and other long-term debt, and an increase in deferred financing charges of $0.8 million primarily related to the Amendment.
Off-Balance Sheet Arrangements
As of March 31, 2007, we had no off-balance arrangement that is reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity or capital resources.

Contractual Obligations
We are obligated to make future payments under various contracts such as debt agreements, capital lease agreements, and operating lease obligations. The following table represents information concerning our contractual obligations and commercial commitments as of March 31, 2007 (in thousands):

		Payments Due by Period
		Less than	1 to 2	2 to 3	3 to 4	4 to 5	After 5
Contractual obligations	Total	1 year	years	years	years	years	years

Term B Loan	$233,400	$1,800	$2,400	$2,400	$2,400	$224,400	$—
Senior Subordinated Notes	150,000	—	—	—	—	—	150,000
Industrial Development Revenue Bond	3,600	500	500	500	500	500	1,100
Capitalized leases	9,444	3,008	3,216	2,421	691	108	—
Operating lease obligations	45,789	7,835	7,439	7,281	7,107	6,747	9,380
Other	57	57	—	—	—	—	—

Total	$442,290	$13,200	$13,555	$12,602	$10,698	$231,755	$160,480

The Company estimates that it will record additional charges of approximately $22.0 to $27.0 million in connection with the restructuring plan in fiscal 2008. The Company estimates that all of the above charges will be incurred as future cash expenditures primarily in fiscal 2008.
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
Revenue Recognition
In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition, we recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met upon receipt of products by the customer. Our net sales represent gross sales invoiced to customers less certain related charges for contractual allowances, estimated future chargebacks and estimated product returns. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales.
Contractual Allowances: The contractual allowances are previously agreed upon deductions for co-op advertisements, rebates etc., the majority of which are recorded as a liability and shown as a separate line item on our consolidated balance sheet. Deductions from revenues for contractual allowances were approximately $44.2 million, $46.0 million and $37.5 million in fiscal 2005, 2006 and 2007, respectively.
Future Chargebacks: The allowances for future chargebacks generally represent special selling incentives offered to customers that will be charged back to us at a later date, which are presented as reductions of accounts receivable within our consolidated balance sheet. Our procedures for estimating amounts accrued for future chargebacks are based upon quantitative and qualitative factors. Quantitatively, we use historical sales and expenses, and apply forecasting techniques in order to estimate our provision amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated provision amounts. Deductions from revenues for such allowances were approximately $4.8 million, $8.4 million and $9.2 million in fiscal 2005, 2006 and 2007, respectively. Historically, actual chargebacks have been generally consistent with management’s estimates.
Product Returns: We generally sell products to our customers that are not subject to a contractual right of return. However, we accept some product returns as an accommodation to the customer to ensure a positive ongoing business relationship. As a result, we record an allowance at the time of original sale based on estimated product returns that may be accepted at a later date. The allowances for future product returns are reflected as a reduction to accounts receivable within our consolidated balance sheet. Quantitatively, we use data regarding historical sales and product returns supplemented by other information including, but not limited to, customer and third party point of sale data and inventory levels as reported by certain customers. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amount. We believe we are able to make reasonable estimates of expected product returns on the basis that, historically, actual product returns have generally been consistent with management’s estimates except in the first quarter of fiscal 2006 in which we recorded an additional reserve of $4.7 million for anticipated customer returns related to certain branded products which were launched in the prior year. Deductions from revenues for product returns were approximately $3.0 million, $6.6 million and $3.2 million in fiscal 2005, 2006 and 2007, respectively.
As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be calculated for each accrual above. However, in our case, estimates associated with product returns are most at-risk for adjustment. The sensitivity of our estimates varies by type of product. Historically, our product returns of branded products have generally been substantially higher than our private label products. Currently, we cannot predict whether or not this trend will continue in the future. For fiscal 2005, 2006 and 2007, our branded product net sales comprised less than 6% of our consolidated net sales. We regularly review the factors that influence our estimates and, if necessary, make adjustments when we believe that actual product returns may differ materially from established reserves.
The following table summarizes the activities our accruals for contractual allowances, future chargebacks and product returns (in thousands):

	Reserve for	Reserve for	Reserve for
	Contractual	Future	Product
	Allowances	Chargebacks	Returns
Balance at March 27, 2004	$9,436	$735	$630
Current provision	44,197	4,823	2,996
Actual returns or credits	(43,447)	(4,955)	(2,865)

Balance at March 26, 2005	10,186	603	762
Current provision	46,037	8,391	6,618
Actual returns or credits	(45,036)	(7,923)	(4,515)

Balance at March 25, 2006	11,187	1,071	2,865

Current provision	37,454	9,207	3,192
Actual returns or credits	(40,872)	(9,633)	(4,042)

Balance at March 31, 2007	$7,769	$645	$2,014

Actual returns included products sold in prior fiscal periods of $0.4 million, $3.6 million and $0.5 million for fiscal 2005, 2006 and 2007, respectively. We do not have the ability to track actual credits for contractual allowances and future chargebacks by fiscal period because a significant time lag exists between the date on which we determine our contractual liability and when we actually pay the liability. In addition, the documentation provided to us by our customers for such deductions are generally insufficient for us to determine the exact date when the liability may have been accrued on our balance sheet.

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
As a result of our voluntary recall and production suspension of OTC products, management established inventory reserves to cover potential inventory losses due to expiration, pro-active discontinuance, and re-certification issues. Management is required to make material judgments in estimating these reserves. Actual reserve requirements could differ significantly from management’s estimates, which could have a significant favorable or unfavorable impact on future gross margins of the company.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the net assets of acquired entities. On April 1, 2002, we adopted SFAS 142 and we discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2003. All remaining and future acquired goodwill is subject to an impairment test in the fourth quarter of each year. The test for impairment requires us to make several estimates about the fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss. The required annual testing was performed in the fourth quarter of fiscal 2007 and resulted in no impairment charges for fiscal 2007. The change in the carrying amount of goodwill for the year ended March 25, 2006, includes $5.8 million related to goodwill recorded in the acquisition of PFI Business as well as foreign currency translation adjustments.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reviewed long lived assets to be held and used, including intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstance indicate that the carrying value of the assets may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the market price of an asset or asset group, a significant adverse change in the extent or manner in which as asset or asset group is being used, the loss of legal ownership or title to the asset, significant negative industry or economic trends or the presence of other indicators that would indicate that the carrying amount of an asset or asset group is not recoverable. An asset is considered impaired if management’s estimate of the undiscounted future cash flows anticipated to result from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset.
As a result of the OTC events described in the “Recent Developments” section of this document, we assessed the recoverability of the associated long-lived assets and determined that a portion of the assets were not recoverable. Accordingly, we recorded an asset impairment charge of $16.5 million in the fourth quarter of fiscal year 2007 which is included in Asset Impairment in the accompanying consolidated statement of operations. During fiscal 2005 and 2006, we did not identify any conditions that would necessitate an impairment assessment of its long-lived assets.
Income Taxes
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although we believe our estimates are reasonable, the final tax determination could differ from our recorded income tax provision and accruals. In such case, we would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on our income tax provision and our net income for that period.
We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2007, due to continuing operating losses and the uncertainty over the future realization of our U.S. deferred tax assets, we increased our valuation allowance against the U.S. deferred tax assets by $14.5 million to $21.4 million. U.S. deferred tax assets have been reserved up to an amount equal to the fiscal 2007 federal taxes that could be recovered in the event of future operating losses. A $6.9 million valuation allowance related to the portion of U.S. deferred tax assets attributable to compensation expense related to delayed delivery shares awarded as part of the Recapitalization was previously established during fiscal year 2005.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the our financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statue of limitations remains open. Only tax positions that meet the more-likely-than not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, and will be adopted by us on April 1, 2007. We have not fully completed our evaluation of the impact of Interpretation 48. However, we currently estimate that the adoption will result in a charge to beginning retained earnings at April 1, 2007, of approximately $0.3 million to $0.5 million.
Forward-looking Statements
This report contains “forward-looking statements” that are subject to risks and uncertainties. These statements often include words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or similar expressions. These statements are only predictions. In addition to risks and uncertainties noted in this report, there are risks and uncertainties that could cause our actual operating results to differ materially from those anticipated by some of the statements made. Such risks and uncertainties include: (i) an FDA investigation into our OTC operations that has materially and adversely affected our operations, (ii) product recalls, (iii) failure to implement our consolidation plans on favorable terms, if at all (iv) slow or negative growth in the vitamin, mineral, supplement or over-the-counter pharmaceutical industry; (v) adverse publicity regarding the consumption of vitamins, minerals, supplements or over-the-counter pharmaceuticals; (vi) increased competition; (vii) increased costs; (viii) increases in the cost of borrowings and/or unavailability of additional debt or equity capital; (ix) changes in general worldwide economic and political conditions in the markets in which we may compete from time to time; (x) our inability to gain and/or hold market share with our customers; (xi) exposure to and expenses of defending and resolving product liability claims and other litigation; (xii) our ability to successfully implement our business strategy; (xiii) our inability to manage our operations efficiently; (ivx) consumer acceptance of our products; (vx) introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators; (xvi) the mix of our products and the profit margins thereon; (xvii) the availability and pricing of raw materials; and (xviii) other factors beyond our control. We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
You should carefully consider the risks described above and in “Item 1A. — Risk Factors.” Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.
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
Interest Rate Market Risk
We are exposed to changes in interest rates on our variable rate debt facilities. Our Credit Facility is variable rate debt. On March 31, 2007, our total debt was $396.4 million, of which $237.0 million is variable rate debt and $159.4 million is fixed rate debt. Our total annual interest expense (excluding deferred financing charges), assuming interest rates as they were at March 31, 2007, would be approximately $37.4 million. A one percent increase in variable interest rates would increase our total annual interest expense by $2.4 million. Changes in interest rates do not have a direct impact on the interest expense relating to our remaining fixed rate debt.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The consolidated financial statements, including an index thereto and the report of Ernst & Young LLP, the Company’s Independent Registered Public Accountants, begin on Page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Executive Vice President, Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Executive Vice President, Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following is a list of our directors, executive officers and key employees as of March 31, 2007.

Name	Age	Position
Robert M. Kaminski	56	Chief Executive Officer and Vice Chairman of the Board of Directors
Robert K. Reynolds	50	President, Chief Operating Officer and Director
Robert J. La Ferriere	57	Senior Executive Vice President, Supply Chain
Kevin J. Lanigan	60	Executive Vice President and Corporate General Manager
Kevin P. McDonnell	45	Executive Vice President and Chief Financial Officer
Charles F. Baird, Jr.	53	Chairman of the Board of Directors
Prescott H. Ashe	39	Director
John E. Gilligan	30	Director
Ken J. Diekroeger	44	Director
Gale K. Bensussen	60	Director
Monty Sharma	42	Director
Robert M. Kaminski, Chief Executive Officer and Vice Chairman of the Board of Directors, has been the Chief Executive Officer of Leiner since May 1992 and a Director of Leiner since June 1992. In July 1996, Mr. Kaminski was appointed Vice Chairman of Leiner. From 1988 to 1992, Mr. Kaminski was Chief Operating Officer of Leiner and from 1982 to 1988, he was Vice President—Sales. Mr. Kaminski joined Leiner in 1978 from Procter & Gamble, where he was in Sales Management.
Robert K. Reynolds, President, Chief Operating Officer and Director. Mr. Reynolds has been a Director since September 2006, President since June 14, 2007 and Chief Operating Officer of Leiner since February 1, 2006. Prior to this promotion, Mr. Reynolds has served as Executive Vice President and Chief Financial Officer from January 2002 to June 2007. Prior to joining Leiner, Mr. Reynolds was Chief Executive Officer and Co-Founder of Luxul Corp, a wireless communications company, from 2000 to 2001, Chief Operating Officer and Chief Financial Officer of Weider Nutrition International, Inc., a sports nutrition and VMS manufacturer, from 1990 to 1999.
Robert J. La Ferriere, Senior Executive Vice President, Supply Chain. Effective June 14, 2007, Mr. La Ferriere’s title has been changed to reflect his strategic role in overseeing all of the Company’s supply chain functions. Prior to this title change, Mr. La Ferriere was Executive Vice President, Supply Chain since January 2006 and prior to that Executive Vice President, Sales and Marketing from April 2000 to January 2006. He became Senior Vice President—Marketing of Leiner in February 1997 and was a consultant to Leiner from 1996 to 1997. Mr. La Ferriere was President and Chief Executive Officer of Slim Fast Foods from 1992 to 1996. From 1984 until 1990, Mr. La Ferriere was first Vice President, then Senior Vice President—Purchasing, at Thrifty Drug and Discount Stores.
Kevin J. Lanigan, Executive Vice President and Corporate General Manager, has been Executive Vice President and Corporate General Manager since April 2000. During his 33 years with Leiner, Mr. Lanigan held positions of Executive Vice President and Chief Operations Officer from 1992 to 2000, Senior Vice President—Operations Planning from 1986 to 1992 and Vice President—Operations from 1979 to 1986. Prior to joining Leiner, Mr. Lanigan held various engineering positions in the aerospace industry.
Kevin P. McDonnell, Executive Vice President and Chief Financial Officer, was appointed Executive Vice President and Chief Financial Officer effective July 2006. Mr. McDonnell was previously the Chief Financial Officer of Memorex Corporation, a privately held company from 2004 to June 2006. Prior to that, Mr. McDonnell was Chief Financial Officer and Senior Vice President of Catalytic Solutions Inc. from 2002 to 2004, and Chief Financial Officer and Senior Vice President of Digital Insight Corporation from 1999 to 2002. Prior to joining Digital Insight, Mr. McDonnell was Executive Vice President and Chief Financial Officer for Rockford Industries, a specialty finance company, from 1997 to 1999. From 1995 to 1997, Mr. McDonnell served as Vice President and Chief Financial Officer for Printrak International and from 1992 to 1995 as Vice President and Chief Financial Officer of Mobile Technology, Inc. Mr. McDonnell received a B.A. in business administration from Loyola Marymount University and a J.D. from Loyola Law School.
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
Gale K. Bensussen, Director, has been a Director of Leiner since June 1992. Mr. Bensussen served as President of Leiner from May 1992 to March 2006. Prior to that, Mr. Bensussen was Senior Vice President—Marketing and Corporate Development of Leiner from May 1991 to May 1992. From July 1988 to May 1991, Mr. Bensussen was Senior Vice President—Sales and Marketing of Leiner. Mr. Bensussen joined Leiner in 1974. Mr. Bensussen resigned as President of Leiner, effective March 31, 2006. Mr. Bensussen will continue to serve as a member of the Board of Directors.
Monty Sharma, Director, has been a Director of Leiner since June 2005. Mr. Sharma has been the Chief Executive Officer of the Naked Juice Company since May 2005 until its sale in January 2007. Prior to Naked Juice, he held the positions of Chief Operating Officer, President and CEO of Experimental and Applied Sciences from 1999 to 2005. Mr. Sharma has also served as the Chief Financial Officer and Senior Vice President of Operations for Brunswick Corporation from 1996 to 1999. Mr. Sharma received his Masters of Business Administration from the Southern Illinois University.
Kenneth J. Diekroeger, Director, has been a Director of Leiner since June 2006. Mr. Diekroeger has been a Managing Director of Golden Gate Capital since 2000. Prior to joining Golden Gate Capital, Mr. Diekroeger also served as a Managing Director at American Industrial Partners, a private equity firm specialized in operationally—intensive industrial buyouts. Mr. Diekroeger received his Bachelor of Science in Industrial Engineering and his Masters of Business Administration from Stanford University.
John E. Gilligan, Director, has been a Director of Leiner since September 2006. Mr. Gilligan has been a Senior Associate of Golden Gate Capital since 2001. Prior to joining Golden Gate Capital, Mr. Gilligan worked as an Associate Consultant in the San Francisco office of Bain & Company. Mr. Gilligan has an M.B.A. from Harvard Business School and a A.B. in Chemistry and Chemical Biology from Harvard College.
There are no family relationships among any of our executive officers and directors.
Audit Committee Financial Expert
The Audit Committee as of March 31, 2007 consisted of Messrs. Sharma and Gilligan.
The Board has determined that Mr. Gilligan has the requisite attributes of an “audit committee financial expert” under the rules of the Securities and Exchange Commission (“SEC”) and that such attributes were acquired through relevant education and work experience. The Board has determined that Mr. Gilligan is not an independent director. The Audit Committee met four times during fiscal 2007.

Section 16(a) Beneficial Ownership Reporting Compliance
As our equity securities are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), none of our directors, officers or ten percent holders was subject to Section 16(a) of the Exchange Act for the past fiscal year or the filing requirements thereof.
Code of Ethics
We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officers, chief accounting officer, controller, and any person performing similar functions) and employees. Our Code of Ethics was filed as Exhibit 14.1 to the Form 10-K for the year ended March 26, 2005 on file with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
The Compensation Committee of our Board of Directors (“Committee”) administers the Company’s policies and programs. The Committee has the overall responsibility for evaluating the Company’s overall compensation and benefit plans and ensuring the overall alignment to the Company’s compensation philosophy. In developing the executive officer compensation program, the Committee works with the Chief Executive Officer (other than with respect to his own compensation), and then submits its recommendations to the Board of Directors for approval.
The Compensation Committee currently is comprised of two non-employee directors, each of whom has been determined in the Board’s business judgment to be independent based on the standards for independence adopted by the Board of Directors.
Compensation Philosophy and Objective
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

Determination of Compensation Awards
The Company’s executive compensation program is designed to attract, retain and motivate the Company’s executive officers in a manner that is tied to the achievement of individual performance goals and the Company’s overall financial objectives. The Company believes that it must provide a compensation package that is both attractive and competitive in the market in order to attract and retain experienced and talented key executives. Compensation for the Company’s named executive officers consists of a competitive base salary, performance-based cash incentive bonus, stock option grants and restricted stock awards and other limited perquisites and benefits.
The Compensation Committee is responsible for evaluating and setting the compensation for our Chief Executive Officer. The Chief Executive Officer is responsible for evaluating and setting the compensation of other executive officers subject to the review and approval of the Compensation Committee. The Chief Executive Officer makes recommendations to the Compensation Committee with regard to the compensation packages for other executive officers. The Compensation Committee reviews such recommendations and submits to the Board of Directors for approval. In evaluating each compensation package to be recommended to the Board of Directors for approval, the Committee assesses past performance and anticipates future contributions of each executive officer in determining the total amount and mix of each element of compensation. The Compensation Committee generally does not consider the amount of compensation from prior periods or amounts realizable from prior compensation.
The Compensation Committee believes it is important when making compensation-related decision to be informed of current practices of similarly situated companies. As a result, the Compensation Committee engages outside consulting firms of Watson Wyatt and Towers Perrin to provide compensation data and alternatives to consider when evaluating the compensation of the named executive officers. The Company utilizes the compensation data to analyze compensation decisions with respect to current market rates and practices of peer groups such as NBTY, Perrigo and Weider. The Company believes that its compensation packages remain competitive and in the middle of benchmark companies. While the Company believes that gathering this information is important in the compensation-related decision making process, it may not always be appropriate as the only tool for setting compensation due to certain unique aspects of the Company’s business and objectives.
The Company awards long term incentive through stock option grants and restricted stock awards to its executive officers and key employees. Stock option and restricted stock awards are designed to retain executives and encourage sustained contribution. It is on a discretionary basis as determined by the Board of Directors that stock options and restricted stock awards are granted. The basis for the awards is tied to individual performance as well as the overall performance of the Company. The Company generally reviews the granting of stock options and restricted stock awards on an annual basis which takes place after the end of the fiscal year.
Executive Compensation Components
The principal components of compensation for the named executive officers were:
•	base salary;

•	performance-based cash incentive bonus

•	long term incentives through stock option and restricted stock awards

•	perquisites and other benefits

•	executive employment agreements — severance
Base Salary. Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their roles. Generally the Committee reviews base salary levels for all executive officers on an annual basis, or in connection with significant changes in responsibility. In determining the appropriate salary levels for such officers to recommend to the Board of Directors for its approval, the Committee considers, among other factors, the nature of the officer’s scope of responsibility and capabilities, individual performance, and the current market practices and salary levels for executive talent.
In connection with the annual review of the overall compensation at the end of fiscal year 2006, the Company reviewed the salary levels for the named executive officers. The Committee recommended and the Board of Directors approved the increase to Mr. Kaminski’s annual salary to $550,000 effective April 2006. The increase as recommended was based on Company’s performance, individual performance and salary data survey provided by the Committee’s independent consultant. The Company believes that Mr. Kaminski’s new compensation package will be more in line with his peer group in the industry.

In fiscal 2008, the Committee determined that it was appropriate to increase annnual salaries for Mr. Reynolds and Mr. La Ferriere. Mr. Reynolds’s annual salary was increased from $375,000 to $400,000 based on his overall performance and contribution to the Company and base salaries paid by peer companies to similarly situated executives. With respect to Mr. La Ferriere, the Committee increased his annual base salary from $305,000 to $375,000. The increase was based on Mr. La Ferriere’s overall performance and contribution to the Company. The Committee also believes that the increase was necessary to continue to retain his services in a competitive market based on market data survey as described above.
Performance-Based Cash Incentive Bonuses. The Compensation Committee believes that the Company’s performance-based cash incentive plan is important to motivate superior performance from key executives who have significant impact to the improvement of the Company’s overall business objectives and to reflect the Company’s commitment to pay for performance. Under the Company’s performance-based cash incentive plan, a significant amount of executive compensation is tied to the achievement of pre-established goals and strategic objectives. Performance expectations are established through the budgeting process and approved by the Board of Directors. Once the budget is approved and final, EBITDA targets and pre-established goals and strategic objectives for the year are determined by the Board of Directors at levels deemed to be achievable but challenging. Bonuses for Mr. Kaminski and Mr. Reynolds are based on the achievement of 100% EBITDA targets. Bonuses for Mr. McDonnell, Mr. La Ferriere and Mr. Lanigan are based on 70% achievement of EBITDA targets and 30% achievement of pre-established goals and strategic objectives.
The Company establishes incentive targets at three levels, referred to as “Minimum”, “Target”, and “Upside” targets. Bonuses are computed based upon the degree to which the targeted performance measures were met or exceeded. If “Target” is met, participant will receive a bonus amount equal to the pre-established percentage of salary. If “Target” is not met, the bonus amount decreases until reaching the target bonus at the “Minimum” target level. The bonus percentage for the named executive officers is 75% of their base salary for the “Target” and 100% of their base salary for the “Upside” with the exception of Mr. Kaminski and Mr. Reynolds. For Mr. Kaminski and Mr. Reynolds, the “Target” bonus is 100% of their base salary and the “Upside” bonus is 125% of their base salary.
In fiscal 2008, the Committee reviewed the bonus program to determine an appropriate payout amount based on fiscal year 2007 financial performance. For fiscal year 2007, the Committee reviewed and determined that EBITDA objectives were not met, however, certain performance objectives were met at the minimum level. The Committee did not approve cash bonus payments to Mr. Kaminski and Mr. Reynolds because EBITDA objectives were not achieved for fiscal year 2007. However, the Committee approved cash bonus payments to Mr. McDonnell, Mr. La Ferriere and Mr. Lanigan in the amounts of $45,000, $122,000 and $54,000, respectively, based on the achievement of corporate performance objectives by these individuals.
The Company had established a supplemental executive plan to motivate, recognize and reward eligible participants for their contributions towards the Company meeting its EBITDA financial objectives and strategic goals for the twelve months ending September 30, 2006. The Company successfully achieved these financial objectives and strategic goals for the twelve-month period, and, accordingly, paid out bonuses to Messrs. Kaminski, Reynolds, McDonnell, La Ferriere and Lanigan in the amounts of $137,500, 93,750, 10,000, 76,250, and 67,500, respectively
The Company does not have a policy regarding the adjustment or recovery of awards under the bonus program in the event that the relevant measures are later restated or adjusted.
Stock Option and Restricted Stock Awards. The Compensation Committee approves option grants and restricted stock awards subject to vesting periods to retain executives and encourage sustained contributions. Awards of stock options and restricted stock are generally reserved for the most senior and critical executives. The Company does not follow a set practice of making annual stock option grants or restricted stock awards, but instead these are made on a discretionary basis by the Board of Directors.
Perquisites and Other Benefit. Generally, the Company provides limited perquisites and other personal benefits, and only with respect to benefits or services that are designed to assist executives in being productive and focused on their duties, and which management and the Compensation Committee believe are reasonable and consistent with the Company’s overall compensation program. Management and the Compensation Committee periodically review the levels of perquisites or personal benefits provided to Executives. Given the importance of developing business relationships to the success of the Company, the Executives are reimbursed for dues incurred for club memberships deemed necessary for business purposes.
The Company’s executive officers are entitled to participate in the Company’s health, vision, dental, life and disability insurance plans, and the Company’s tax qualified 401(k) plan, to the same extent that the Company’s other employees are entitled to participate. However, the Company contributes to the life insurance premium in excess of $50,000 in life insurance benefits for each of the named executives. The contribution level to the life insurance premium is deemed appropriate based on the compensation levels of these executives. The benefit payout is determined to be one times the annual salary of the employee. The Company’s tax qualified 401(k) plan is available to all employees and the matching contribution to the plan is a management decision that must be approved by the Board of Directors. In fiscal year 2007, the Company did not make any matching contributions to the 401(k) plan.
In fiscal year 2008, the Committee approved an annual supplemental allowance of $80,000 for Mr. Reynolds to compensate for the additional costs associated with working out of two office locations.
Employment Contracts and Severance Benefit Agreements. The Compensation Committee determines that key employees would be more likely to remain with the Company if they could expect reasonable severance pay in the event of involuntary termination for reasons other than misconduct. Executive employment agreements and severance payments are entered into and approved by the Compensation Committee on an individual basis. The Committee considers such factors as legal and financial obligations before executing each agreement.
The Company does not have employment agreements with Messrs. Kaminski, La Ferriere, Lanigan and McDonnell. However, the Company entered into a Severance Benefit Agreement with each of these executives. The Company has entered into an employment agreement with Mr. Reynolds. For detail information in these agreements, please refer to “Potential Payments Upon Termination or Change in Control” at the end of the section below.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on its review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
Compensation Committee of the Board of Directors
Prescott H. Ashe
Charles F. Baird, Jr.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee currently consists of Messrs. Ashe and Baird.

Summary Compensation Table
The following table summarizes the total compensation earned by each of the named executive officers in fiscal year 2007.

						Change in Pension
						Value and
						Nonqualified
					Non-Eeqity	Deferred
			Stock Awards	Option	Incentive Plan	Compensation	All Other
	Salary	Bonus	(1)	Awards (1)	Compensation (2)	Earnings	Compensation
Name and Principal Position	($)	($)	($)	($)	($)	($)	($)
Robert M. Kaminski Chief Executive Officer	$559,134	$—	$6,582	$—	$137,500	$—	$182,859

Robert K. Reynolds President, Chief Operating Officer	382,212	—	3,291	597	93,750	—	79,649

Kevin P. McDonnell Executive Vice President, Chief Financial Officer	213,462	—	—	450	55,000	—	60,345

Robert J. La Ferriere Senior Executive Vice President, Supply Chain	310,865	—	1,646	418	198,250	—	62,209

Kevin J. Lanigan Executive Vice President/ Corporate General Manager	275,096	—	1,646	—	121,500	—	66,320

(1)	Represents the amounts of expense recognized for financial accounting purposes pursuant to FAS 123(R). See Footnote 9 to the consolidated financial statements.

(2)	The amounts represent bonuses earned in fiscal year 2007 under the performance-based cash incentive bonus and supplemental executive bonus plans. Also see “Compensation Discussion & Analysis—Performance-Based Cash Incentive Bonus”.
All Other Compensation
The following table and related footnotes describe each component of the column entitled “All Other Compensation” in the Summary Compensation Table.

	Escrow	Membership	Insurance	Other
	Payments	Dues	Premium	Benefits	Total
Name and Principal Position	($)(1)	($)(2)	($)(3)	($)(4)	($)
Robert M. Kaminski Chief Executive Officer	$161,358	$7,040	$14,461	$—	$182,859

Robert K. Reynolds President, Chief Operating Officer	59,084	7,945	12,620	—	79,649

Kevin P. McDonnell Executive Vice President, Chief Financial Officer	—	1,900	8,445	50,000	60,345

Robert J. La Ferriere Senior Executive Vice President, Supply Chain	38,529	9,719	13,961	—	62,209

Kevin J. Lanigan Executive Vice President/ Corporate General Manager	49,562	6,529	10,229	—	66,320

(1)	Escrow payments — See “Escrow Payment” under Item 13 — Certain Relationships and Related Transaction for further discussion.

(2)	Represents reimbursements for club membership dues incurred by the Named Executive Officers.

(3)	Insurance premium consists of the cost of life insurance coverage over the $50,000 salary limitation as well as medical, dental and vision insurance premiums paid by the Company on behalf of the Named Executive Officers.

(4)	Represents a sign-on incentive paid to Mr. McDonnell in July 2006 as part of his employment offer with the Company.

Grants of Plan-Based Awards Table

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or Base	Value of
		Under			Under			Shares of	Securities	Price of	Stock and
	Grant	Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name and Principal Position		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Robert M. Kaminski Chief Executive Officer		$412,500	$550,000	$687,500	—	—	—	—	—	—	—

Robert K. Reynolds President, Chief Operating Officer		281,250	375,000	468,750	—	—	—	—	—	—	—

Kevin P. McDonnell Executive Vice President, Chief Financial Officer		150,000	225,000	300,000	—	—	—	—	—	—	—

Robert J. La Ferriere Senior Executive Vice President, Supply Chain		152,500	228,750	305,000	—	—	—	—	—	—	—

Kevin J. Lanigan Executive Vice President/ Corporate General Manager		135,000	202,500	270,000	—	—	—	—	—	—	—

(1)	Represents target incentive bonus for fiscal year 2007. See “Compensation Discussion & Analysis—Performance-Based Cash Incentive Bonus” for further detail. The actual amounts paid under the bonus plan are reflected in the Summary Compensation Table.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information on the holdings of stock options and restricted stock by the named executive officers at March 31, 2007.

	Option Awards				Stock Awards
										Equity
									Equity	Incentive Plan
			Equity						Incentive Plan	Awards:
			Incentive Plan						Awards:	Market or
			Awards:				Market		Number of	Payout Value
			Number of			Number of	Value of		Unearned	of Unearned
	Number of	Number of	Securities			Shares or	Shares or		Shares, Units	Shares, Units
	Securities	Securities	Underlying			Units of Stock	Units of Stock		or other	or ohter
	Underlying	Underlying	Unexercised	Option	Option	That	That Have Not		Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Vested		Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Date	Vested	(1)	Total	Vested	Vested
Name and Principal Position	Exercisable	Unexercisable	(#)	($)		(#)	($)	($)	(#)	($)
Robert M. Kaminski Chief Executive Officer	—	—	—	$—	—	39,135	$2.37	$92,750	—	—

Robert K. Reynolds President, Chief Operating Officer	1,250	3,750	—	2.37	12/31/2015	19,567	2.37	46,374	—	—

Kevin P. McDonnell Executive Vice President, Chief Financial Officer	—	15,000	—	2.37	9/13/2016	—	—	—	—	—

Robert J. La Ferriere Senior Executive Vice President,	750	2,250	—	2.37	12/31/2015	9,784	2.37	23,188	—	—
Supply Chain	—	2,000	—	2.37	9/13/2016

Kevin J. Lanigan Executive Vice President, Corporate General Manager	—	—	—	—	—	9,784	2.37	23,188	—	—

(1)	The Company does not annually value its stock. For the purposes of valuing the restricted stock awards in the table, the Company has used $2.37 per share, the original cost of the Company’s stock in the Recapitalization.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name and Principal Position	(#)	($)	(#)	($)
Robert M. Kaminski Chief Executive Officer	—	$—	19,567	$46,374

Robert K. Reynolds President, Chief Operating Officer	—	—	9,783	23,188

Kevin P. McDonnell Executive Vice President, Chief Financial Officer	—	—	—	—

Robert J. La Ferriere Senior Executive Vice President, Supply Chain	—	—	4,892	11,594

Kevin J. Lanigan Executive Vice President, Corporate General Manager	—	—	4,892	11,594
Non-Qualified Deferred Compensation
In April 2004, as part of Recapitalization, certain members of management cancelled existing Leiner equity rights in exchange for delayed delivery shares in both common and preferred stocks. An award of delayed delivery shares for common stock represents the right to receive one or more shares of LHP common stock or, at the election of the LHP Board of Directors, cash at some time in the future, upon occurence of certain specified events. An award of delayed delivery shares for series B preferred stock represents the right to receive either (at LHP’s option) (1) a certain number of shares of series B preferred stock of LHP (which number of shares will be subject to downward adjustment based on payments made to holders of delayed delivery LHP series B preferred stock as a result of dividends and distributions paid to the holders of LHP series A preferred stock, and will be subject to upward adjustment based on the number of calendar quarters that have elapsed since the date of grant at a rate of growth of 12% per annum compounded quarterly) at some time in the future upon the occurrence of certain specified events, or (2) an amount of cash having a value at the time of a specified event equal to the number of shares of series B preferred stock that the holder would otherwise receive at the time of the specified event.
The Company made no contributions pursuant to any non-qualified deferred compensation plan during fiscal 2007.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at
	in Last FY	in Last FY	Last FY	Distributions	Last FYE (1)
Name and Principal Position	($)	($)	($)	($)	($)
Robert M. Kaminski Chief Executive Officer	$—	$—	$—	$—	$3,001,488

Robert K. Reynolds President, Chief Operating Officer	—	—	—	—	1,469,828

Kevin P. McDonnell Executive Vice President, Chief Financial Officer	—	—	—	—	—

Robert J. La Ferriere Senior Executive Vice President, Supply Chain	—	—	—	—	394,125

Kevin J. Lanigan Executive Vice President, Corporate General Manager	—	—	—	—	3,424,686

(1)	The Company does not annually value its stock. For the purposes of valuing the stock options in the table, the Company has used $2.37 and $100.00, for common stock and preferred stock, respectively, the original cost of the Company’s stock in the Recapitalization.
Potential Payments Upon Termination or Change in Control
Pursuant to the Severance Benefit Agreements with each of Messrs. Kaminski, La Ferriere and Lanigan, if the executive terminates his employment for “good reason” (as defined in the agreements) or his employment is terminated by us without “cause” (as defined in the agreements), each such executive will be entitled to the following severance benefits: (1) the severance payment, (2) out placement assistance at our expense and (3) such rights under our applicable plans or programs (including any stock options or incentive plans), as may be determined pursuant to the terms of such plans or programs. In the event any such executive is discharged for cause, or if the executive voluntarily resigns without good reason, all payments of base salary and performance bonus, as well as all of such executive’s benefits, shall immediately cease, except for any accrued and unpaid salary, bonuses and benefits.
The following is a summary of the key terms of the employment and severance agreements with each of the named executive officers.
Robert M. Kaminski. The Company does not have an employment agreement with Mr. Kaminski, Chief Executive Officer. However, the Company entered into a severance benefit agreement with Mr. Kaminski. In the event the executive is terminated by the Company for any reason other than for cause (as defined in the executive’s severance benefit agreement) or a resignation by the executive of his employment for good reason (as defined in the severance benefit agreement), the Company shall provide to Mr. Kaminski upon such termination or resignation the following severance benefits: (1) severance payment in cash equal to $2,000,000, payable in four equal quarterly installments, (2) outplacement assistance at the Company’s expense, up to the maximum cost to the Company of $20,000; and (3) rights under applicable Company plans or programs, including but not limited to stock option and incentive plans, as may be determined pursuant to the terms of such plans or programs.
Robert K. Reynolds. The employment agreement for Mr. Reynolds, President and Chief Operating Officer, dated January 28, 2002, sets forth an annual base salary of $375,000, which may be adjusted by the Board of Directors in its sole and absolute discretion. In addition, Mr. Reynolds may receive an annual bonus equal to up to 50% of his base salary, which shall be payable based on the achievement of specified performance targets set by the Board of Directors. The employment agreement for Mr. Reynolds contemplates an initial employment term ending on January 28, 2005 and provides for automatic renewal for periods of one year unless either party gives 60-days prior written notice of non-extension. In the event the executive is terminated for any reason, the executive will receive any accrued and unpaid salary and bonus. In the event the executive is terminated by us without cause (as defined in such executive’s employment agreement) or if we give the executive a non-extension notice, such executive shall be entitled to: (1) 24 months of continued regular salary, and (2) a one-time payment in an amount equal to the actual bonus paid to such executive for the year immediately preceding the date of termination of such executive’s employment. In order to be eligible for such severance payment, the executive must execute a full release of claims against us. The employment agreement for Mr. Reynolds contains non-competition, non-solicitation and confidentiality provisions.
Kevin P. McDonnell. The Company’s offer letter agreement with Mr. McDonnell, Executive Vice President, Chief Financial Officer provides for a lump sum payment equal to two years base salary and target bonus, both in effect at the time of the termination.
Robert J. La Ferriere. The Company’s severance benefit agreement with Mr. LaFerriere, Senior Executive Vice President, Supply Chain, provides for (1) a lump sum payment equal to one year’s base salary, plus any individual performance bonus or targeted commission, both in effect at the time of the termination; (2) outplacement assistance at the Company’s expense, up to a maximum cost to the Company of $20,000; and (3) rights under applicable Company plans or programs, including but not limited to stock option and incentive plans, as may be determined pursuant to the terms of such plans or programs.
Kevin J. Lanigan. The Company’s severance benefit agreement with Mr. Lanigan, Executive Vice President and Corporate General Manager, provides for (1) a lump sum payment equal to three times the sum of (i) one year’s base salary, plus (ii) any annual individual performance bonus or targeted commission, both as in effect at the time of the termination; (2) outplacement assistance at the Company’s expense, up to a maximum cost to the Company of $20,000; and (3) rights under applicable Company plans or programs, including but not limited to stock option and incentive plans, as may be determined pursuant to the terms of such plans or programs.
The following table summarizes the total benefits that would have been received by the named executives if each of their employment had been terminated at March 31, 2007.

	Severance (1)	Outplacement (2)	Total
Name and Principal Position	($)	($)	($)
Robert M. Kaminski Chief Executive Officer	2,000,000	20,000	2,020,000

Robert K. Reynolds President, Chief Operating Officer	843,750	—	843,750

Kevin P. McDonnell Executive Vice President, Chief Financial Officer	1,050,000	—	1,050,000

Robert J. La Ferriere Senior Executive Vice President, Supply Chain	533,750	20,000	553,750

Kevin J. Lanigan Executive Vice President, Corporate General Manager	1,417,500	20,000	1,437,500

(1)	Severance includes both salary and bonus related payouts as described above.

(2)	Executives to receive up to indicated amounts for reimbursement of outplacement-related costs.
Change of Control Benefits
In the event that a change of control occurs, as defined by the “2004 Stock Option Plan,” there will be an acceleration of vesting of the options, unless an alternative option award is provided that will provide the option holders with rights and entitlements substantially equivalent to or better than the rights and entitlements under the existing plan. The Company currently values its stock using the original cost of the stock in the Recapitalization, $2.37 per share. At this price, the named executives would have received $0 with respect to the cancellation of their options if a change of control had occurred on March 31, 2007. In addition, option participants may be eligible to receive an “exit bonus” in the event that an alternative option award is made available. The amount of the “exit bonus” would be based on a calculation comparing the alternative option award to the existing option award. Based on the variability of the potential benefits of the “exit bonus,” quantification of its value cannot be reasonably determined as of the date of this filing.

In the event that a change of control occurs, as defined by the LHP Corp. 2004 Restricted Stock Plan, unvested restricted stock will vest. See “Outstanding Equity Awards at Fiscal Year-End” for the value of the acceleration of vesting of the restricted stock if a change of control had occurred on March 31, 2007.
Director Compensation
The Company currently does not pay directors fees for services on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF RELATED STOCKHOLDER MATTERS
Upon consummation of the Recapitalization, we became a wholly owned subsidiary of Holdings, whose stockholders include the Golden Gate Investors, the North Castle Investors and members of management.

The following table summarizes shares authorized, issued and outstanding and reserved for future issuance of Holdings:

	Number of shares
				Reserved for
		Issued and		Future
Description	Authorized	Outstanding		Issuance
Series A Preferred Stock	3,000,000	2,651,832		—
Series B Preferred Stock	1,000,000	—		600,000 (2)
Series C Preferred Stock	200,000	130,000	(3)	—
Common Stock	6,000,000	176,656	(1)	5,600,000 (2)

(1)	Includes restricted stock issued and outstanding under the LHP Holdings Corp. 2004 Restricted Stock Plan (the “Stock Plan”) of 176,108 shares. The restricted stock has various restrictive Call Rights retained by us after issuance. Although the timing of the removal of the Call Rights is dependant upon the future employment status of the employee, generally, the Call Rights are removed over a pro-rata period of six years from the date of the Recapitalization.

(2)	600,000 shares reserved for conversion of delayed delivery shares (“DDS”) Series B Preferred Stock. 600,000 shares reserved for issuance of DDS Common Stock and 5,000,000 shares reserved for conversion of Series A Preferred Stock.

(3)	In fiscal 2006, 130,000 shares of Series C Preferred Stock under the LHP Holdings were issued and outstanding in connection with the PFI acquisition.
The following table sets forth information regarding beneficial ownership of common stock of Holdings as of March 31, 2007 by: (i) each person or entity known to us to own more than 5% of any class of Holdings’ outstanding securities; and (ii) each known member of Holdings’ board of directors, each of our named executive officers and all members of the board of directors and executive officers as a group. To our knowledge, each of such security holders will have sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

Name	Preferred Stock (2)			Common Stock (3)
	Number of		Percentage of	Number of	Percentage of
	Shares		Class	Shares	Class
Principal Stockholders:
GGC Investment Fund II, L.P. and Related Entities (4)	1,380,000	(11)	46.82%	—	—
North Castle Partners III-A, L.P. and Related Entities (5)	1,380,000	(10)	46.82%	—	—

Directors and Executive Officers:
Robert M. Kaminski (6)	29,320		0.99%	88,023	26.62%
Robert K. Reynolds (6)	14,358		0.49%	44,960	13.60%
Gale K. Bensussen (6)	27,233		0.92%	46,800	14.15%
Kevin P. McDonnell (6)	—		—	—	—
Robert J. La Ferriere (6)	3,850		0.13%	19,276	5.83%
Kevin J. Lanigan (6)	42,204		1.43%	48,130	14.56%
Charles F. Baird, Jr. (7) (8)	50,000		1.70%	—	—
Prescott H. Ashe (9)	—		—	—	—
Monty Sharma (6)	—		—	—	—
Kenneth J. Diekroeger (9)	—		—	—	—
John E. Gilligan (9)	—		—	—	—
All directors and executive officers as a group	—		—	—	—
(11 persons)	166,965		5.66%	247,189	74.76%

(1)	Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)	Preferred Stock includes Series A Preferred Stock, issued and outstanding, Series B Preferred Stock, reserved for delayed delivery, and Series C Preferred Stock, issued and outstanding.

(3)	Common stock includes common stock reserved for delayed delivery, exercisable Restricted Stock and exercisable Options granted on Common Stock.

(4)	The address is 1 Embarcadero Center, 33rd Floor, San Francisco, California 94111.

(5)	The address is 183 Putnam Avenue, Greenwich, Connecticut 06831.

(6)	The address is c/o Leiner Health Products Inc., 901 East 233rd Street, Carson, California 90745.

(7)	The address is c/o North Castle Partners III-A, L.P., 183 Putnam Avenue, Greenwich, Connecticut 06831. Mr. Baird is Managing Director of North Castle Partners, L.L.C., which is the manager of North Castle Partners III-A, L.P. By virtue of his status, Mr. Baird may be deemed to have or share voting and investment power with respect to the shares in which North Castle Partners, L.L.C. and North Castle Partners III-A, L.P. have direct or indirect beneficial ownership but he disclaims the beneficial ownership of the shares held directly or indirectly by such entities except to the extent of his proportionate ownership interests therein.

(8)	Includes 50,000 shares of Series A Preferred Stock held of record by North Castle GP III-A, L.L.C., which is general partner of the general partner of North Castle Partners III-A, L.P. and of which Mr. Baird is the managing member. By virtue of his status as the managing member of North Castle GP III-A, L.L.C., Mr. Baird may be deemed to have voting and investment power with respect to the 50,000 shares of Series A Preferred Stock held of record by North Castle GP III-A, L.L.C.

(9)	The address is c/o GGC Investment Fund II, L.P., 1 Embarcadero Center, 33rd Floor, San Francisco, California 94111. Messrs. Ashe, Diekroeger and Gilligan are affiliates of Golden Gate Capital which is the general partner of the GGC Investment Fund II, L.P. They disclaim the beneficial ownership of the shares held by such entities except to the extent of their respective proportionate ownership interests therein.

(10)	Consists of (i) 1,265,000 shares of Series A preferred stock owned by North Castle Partners III-A, L.P., (ii) 50,000 shares of Series A Preferred Stock held of record by North Castle GP III-A, L.L.C., and (iii) 65,000 shares of Series C Preferred Stock held of record by North Castle GP III-A, L.L.C.

(11)	Consists of: (i) 361,976.73 shares of Series A preferred stock and 19,223 shares of Series C preferred stock owned by CCG Investment Fund, L.P., (ii) 18,196.22 shares of Series A preferred stock and 966 shares of Series C preferred stock owned by CCG Associates— QP, LLC, (iii) 1,691.94 shares of Series A preferred stock and 90 shares of Series C preferred stock owned by CCG Associates— AI, LLC, (iv) 4,849.27 shares of Series A preferred stock and 258 shares of Series C preferred stock owned by CCG Investment Fund — AI, L.P., (v) 36,694.06 shares of Series A preferred stock and 1,948 shares of Series C preferred stock owned by CCG AV, LLC-Series C, (vi) 14,085 shares of Series A preferred stock and 748 shares of Series C preferred stock owned by CCG AV, LLC-Series F, (vii) 657,433.77 shares of Series A preferred stock and 36,058 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II, L.P., (viii) 17,411.28 shares of Series A preferred stock and 925 shares of Series C preferred stock owned by Golden Gate Capital Associates II-QP, LLC, (ix) 91,001.64 shares of Series A preferred stock owned by CCG CI, LLC, (x) 92,678.63 shares of Series A preferred stock and 3,776 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II-A, L.P., (xi) 16,395 shares of Series A preferred stock and 899 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II, (AI) L.P., (xii) 2,311.21 shares of Series A preferred stock and 94 shares of Series C preferred stock owned by Golden Gate Capital Investment Fund II-A, (AI) L.P., and (xiii) 275.25 shares of Series A preferred stock and 15 shares of Series C preferred stock owned by Golden Gate Capital Associates II-AI, LLC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Stockholders Agreement
As part of the Recapitalization, Holdings, the North Castle Investors, the Golden Gate Investors and our management stockholders entered into a stockholders agreement. We refer to the North Castle Investors, the Golden Gate Investors, the management stockholders party to the stockholders agreement and their permitted transferees collectively as the “Stockholders.” The stockholders agreement contains the following principal provisions:
• Board of Directors. The stockholders agreement sets the size of Holdings’ board of directors and our board of directors at nine members each and requires all parties to the agreement to vote their shares and take all steps within their power to elect three nominees selected by the North Castle Investors, three nominees selected by the Golden Gate Investors and two nominees who are members of management and one nominee that is an outside director, in each case selected jointly by the North Castle Investors and the Golden Gate Investors. As of March 31, 2007, the Company had eight directors on its board. The North Castle Investors and the Golden Gate Investors each will have these rights for so long as it meets the definition of a Major Investor. As defined in the stockholders agreement, a Major Investor (i) owns at least 40% of the shares held as of the date of the agreement and (ii) has not transferred to any single person more than 50% of the greater of the shares held by it on the date of the agreement or at the time of the transfer, in which case such transferee will succeed to such rights for so long as it holds 20% of the common stock outstanding on the date of the agreement. At March 31, 2007, the directors nominated by North Castle were Messrs. Baird, Sharma and Bensussen; the directors nominated by Golden Gate were Messrs. Ashe, Diekroeger and Gilligan; and the management directors were Messrs. Kaminski and Reynolds. The outside director position remained open as of the date of this report.
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
· Indemnification. In connection with all registrations pursuant to the stockholders agreement, Holdings has agreed to indemnify the Stockholders participating in such registrations, the officers and directors of such Stockholders and each person that controls such Stockholder against liabilities relating to the registration, including liabilities under the Securities Act.
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
As compensation for their continuing services, Holdings, Leiner and Leiner Health Products, LLC will pay $1,315,000 in arrears annually to each of North Castle Partners, L.L.C. and GGC Administration as long as Holdings, Leiner and Leiner Health Products, LLC meet a performance target. We have also agreed to reimburse North Castle Partners, L.L.C. and GGC Administration for their reasonable travel, other out-of-pocket expenses and administrative costs and expenses, including legal and accounting fees, and to pay additional transactions fees to them in the event Holdings, Leiner or any of its subsidiaries completes any acquisition (whether by merger, consolidation, reorganization, recapitalization, sale of assets, sale of stock or otherwise) financed by new equity or debt, a transaction involving a change of control, as defined in the consulting agreement, or sale, transfer or other disposition of all or substantially all of the assets of Holdings, Leiner or Leiner Health Products, LLC.
Recapitalization Agreement and Plan of Merger
On April 15, 2004, Mergeco entered into a recapitalization agreement and plan of merger with Leiner. The Recapitalization was effected by merging Mergeco with and into Leiner. In connection with the Recapitalization, the Golden Gate Investors made a $131.5 million cash equity investment in Mergeco and the North Castle Investors made a $131.5 million equity investment in Mergeco, $126.5 million of which was a new cash investment by NCP III-A and $5.0 million of which was a rollover of existing Leiner equity by an affiliate of NCP III-A. Immediately after the merger, the holders of Leiner stock exchanged their stock for voting preferred stock of Holdings. In addition, some members of management exchanged existing Leiner equity rights for new equity rights in Holdings, which when combined with the equity rollover, represents an aggregate management rollover of $18.8 million. Holders of all of Leiner’s equity and equity rights received an aggregate of approximately $475.3 million in cash in exchange for their equity interests, approximately $286.4 million of which was paid to other investment funds affiliated with North Castle Partners, L.L.C. Such holders of Leiner capital stock and equity interests are entitled to any amounts remaining in the $6.5 million escrow fund after such escrow is released. In March 2007, there was a partial release of the escrow. See Escrow Agreement below.
Merger consideration paid to members of our senior management is described below under "—Management Equity Arrangements.”
The recapitalization agreement and plan of merger contains customary representations and warranties and customary covenants of the parties thereto. In addition, the completion of the Recapitalization was conditioned upon the satisfaction or waiver of specified conditions. The recapitalization agreement and plan of merger does not provide for indemnification for losses relating to specified events, circumstances and matters, except as provided in the escrow agreement described below. See "—Escrow Agreement.”
Upon the closing of the Recapitalization and the related transactions, all of the capital stock of Leiner is owned by Holdings, which is owned by the North Castle Investors, the Golden Gate Investors and some members of management.

Escrow Agreement
As part of the Recapitalization, the Golden Gate Investors, the North Castle Investors, North Castle Partners, L.L.C., Leiner, Mergeco and an escrow agent entered into an escrow agreement. Pursuant to the recapitalization agreement and plan of merger, Mergeco deposited $6.5 million in cash in an interest bearing escrow account to be held and disposed of as provided in the escrow agreement. The interest earned on the escrow account was approximately $0.5 million at March 31, 2007. The escrow funds and related interest will be used to pay specified product liability claims and tax claims as provided for in the escrow agreement. Any amounts remaining in the escrow account will be paid to the selling Leiner equity holders on a pro rata basis on the later of December 31, 2006 and other dates specified in the escrow agreement with respect to the contingent liabilities. Pursuant to the terms of the escrow agreement, selling Leiner equity holders received an aggregate of $5.7 million through a partial escrow release in March 2007 and we received a reimbursement of $0.8 million for payments made in connection with the specified product liability claims. Approximately $0.5 million remain in escrow. Following the resolution of the last claim and the reimbursement to the Company, the remaining balance, if any, will be released to the selling Leiner equity holders and the escrow closed.
Additional merger consideration paid to members of our senior management as part of the partial escrow release is described below under “-Management Equity Arrangements.”
Management Equity Arrangements
In connection with the Recapitalization, Messrs. Kaminski, Bensussen, Lanigan and La Ferriere received $1.2 million, $2.5 million, $4.1 million and $0.3 million, respectively, in cash in exchange for some or all of their existing Leiner common stock. Mr. Lanigan also received $0.9 million of voting preferred stock of Holdings in connection with his rollover of existing Leiner common stock. In connection with the partial release of the merger consideration held in escrow, Messrs. Kaminski, Bensussen, Reynolds, Lanigan and La Ferriere received $161,300, $112,900, $59,000, $49,600 and $38,500, respectively, in proportion to their respective interest in the escrow.
Each of Messrs. Kaminski, Bensussen, Reynolds, Lanigan and La Ferriere held options under our previous stock incentive plan, which were terminated in connection with the Recapitalization. Some outstanding options to purchase shares of common stock held by Messrs. Kaminski, Bensussen, Reynolds, Lanigan and La Ferriere were exchanged for a number of new delayed delivery shares equal to the quotient determined by dividing (1) the excess of the per share merger consideration payable to holders of common stock in the merger over the exercise price per share by (2) the per share cash purchase price paid by those investors purchasing Leiner common stock in connection with the Recapitalization. In connection with the Recapitalization, each of Messrs. Kaminski, Bensussen, Reynolds, Lanigan and La Ferriere received new awards of an aggregate of approximately 29,320, 27,233, 14,358, 19,431 and 3,850 shares of delayed delivery common and preferred stock of Holdings, respectively, assuming a new common stock fair market value of $100. In addition, each of Messrs. Kaminski, Bensussen, Reynolds and La Ferriere received an amount equal to approximately $1.9 million, $0.4 million, $1.5 million on and $1.4 million, respectively, in connection with the cash out of their options that were not exchanged for new delayed delivery share awards. Messrs. Kaminski, Bensussen and Lanigan held delayed delivery share awards under our former stock incentive plan, which was terminated in connection with the recapitalization. In connection with the Recapitalization, each of Messrs. Kaminski and Bensussen received an aggregate of approximately $6.9 million and $5.3 million, respectively, in connection with the cash out of his delayed delivery share awards. Mr. Lanigan rolled over his delayed delivery share awards for a new award of shares of delayed delivery common and preferred stock of Holdings. In connection with the Rcapitalization, Mr. Lanigan received an aggregate of approximately 14,023 new delayed delivery share awards.
Messrs. Kaminski, Bensussen and Lanigan each received $0.2 million in exchange for the cancellation of their existing warrants in connection with the Recapitalization.
Commercial Agreements
We are party to an agreement, dated August 6, 2004, with Employers Direct, which is partly owned by Golden Gate Capital, one of Leiner’s equity holders, pursuant to which Employers Direct provides us with certain workers compensation insurance coverage. Pursuant to this agreement, we paid Employers Direct $2.3 million, $2.2 million, and $1.8 million for fiscal years 2005, 2006, and 2007, respectively. The current policy agreement was renewed on April 1, 2007. The agreement with Employers Direct is on arm’s-length terms, which we believe are no less favorable to us than those that would have been obtained in a comparable transaction with an unaffiliated third party. Employers Direct recently announced that it is being acquired by an unrelated third-party.

In August 2006, Infor Global Solutions, a company wholly owned by Golden Gate Capital, one of Leiner’s equity holders, acquired SSA Global, which is the provider of our core enterprise resource planning software. In February 2007, we amended the license agreement to expand the products and services provided by Infor to us. We paid $0.2 million, $0.2 million and $0.7 million to Infor (formerly known as SSA Global) for the fiscal years ended 2005, 2006 and 2007, respectively.
Legal Services
In fiscal year 2007, the law firm of K&L Gates LLP provided legal services to the Company. A partner at K&L Gates LLP is a brother of Mr. Kevin P. McDonnell, the Company’s Executive Vice President and Chief Financial Officer. We incurred $129,000 in legal fees with such firm in fiscal year 2007.
Review, Approval or Ratification of Transactions with Related Persons
There were no transactions with related persons since the beginning of the 2007 fiscal year other than transactions that are described in Item 13 entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE” of this Annual Report on Form 10-K. The Board of Directors (or its designated committee) is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.
Director Independence
None of the members of our Board of Directors is independent due to their affiliations with the Major Investors.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
The following table presents fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of the Company’s annual financial statements for the fiscal years ended March 25, 2006 and March 31, 2007, and fees billed for audit-related services, tax services and all other services rendered by E&Y during those periods:

	Year Ended
	March 25, 2006	March 31, 2007
Audit fees (1)	$945,000	$891,521
Audit-related fees (2)	147,305	—
Tax fees (3)	51,260	99,109

Total	$1,143,565	$990,630

(1)	Audit fees consisted of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the performance of limited reviews of our quarterly unaudited financial information, and audit services provided in connection with SEC filings and other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of professional services rendered in connection with other activities not explicitly related to the audit of our financial statements, including the consultations concerning financial accounting and reporting standards and the PFI Acquisition.

(3)	Tax fees consisted primarily of services related to tax compliance, tax planning and tax advice.
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

The Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for Audit, Audit-related and Tax services and the total amount of fees for certain permissible non-audit services classified as “all other services.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) The following documents are filed as part of this report:
1.	Financial Statement. The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:
2.	Financial Statement Schedules. The following financial statement schedule of the Company is included in a separate section of this Annual Report on Form 10-K commencing on the page referenced below. All other schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

Schedule II—Consolidated Valuation and Qualifying Accounts	S-1

3. List of Exhibits.

Exhibit
Number	Exhibit Description	Cross Reference
2.1	Recapitalization Agreement and Plan of Merger, dated April 15, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

2.2	First Amendment to the Recapitalization Agreement and Plan of Merger, dated May 26, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

2.3	Amendment and Restated Asset Purchase and Sale Agreement dated as of September 9, 2005, among Leiner Health Products L.L.C. and Pharmaceutical Formulations, Inc.	Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended September 24, 2005, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Issuer.	Filed as Exhibit 3.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.2	Bylaws of Issuer.	Filed as Exhibit 3.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.3	Certificate of Formation of Leiner Health Products, LLC.	Filed as Exhibit 3.3 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.4	Limited Liability Company Agreement of Leiner Health Products, LLC.	Filed as Exhibit 3.4 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.5	Certificate of Incorporation of Leiner Health Services Corp. and certificates of amendment.	Filed as Exhibit 3.5 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.6	Bylaws of Leiner Health Services Corp.	Filed as Exhibit 3.6 to the Registration Statement on Form S-4 and incorporated herein by reference.

4.1	Indenture, dated as of May 27, 2004, among Leiner Merger Corporation, the companies named therein as guarantors, and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

4.2	Supplemental Indenture, dated as of May 27, 2004, among the Issuer, Leiner Health Services Corp. and Leiner Health Products, LLC, as Guarantors, and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.1	Credit Agreement, dated May 27, 2004, among Issuer, guarantors party thereto, UBSAG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book runners, Morgan Stanley Senior Funding, Inc., as syndication agent, Credit Suisse First Boston, as documentation agent, UBS Loan Finance LLC, as swingline lender, and the other financial institutions named therein.	Filed as Exhibit 10.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.2	Stockholders Agreement, dated May 27, 2004, among LHP Holding Corp. (“Parent”) and its stockholders named therein.	Filed as Exhibit 10.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.3	Amended and Restated Severance Benefit Agreement, dated as of July 11, 2002, between the Issuer and Gale Bensussen.	Filed as Exhibit 10.3 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.4	Amended and Restated Severance Benefit Agreement, dated as of July 1, 2002, between the Issuer and Robert Kaminski.*	Filed as Exhibit 10.4 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.5	Severance Benefit Agreement, dated as of November 21, 1991, between P. Leiner Nutritional Products, Inc. and Kevin J. Lanigan and Assignment and Assumption Agreement, dated April 11, 2002, between the Issuer and Leiner Health Products, LLC.*	Filed as Exhibit 10.5 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.6	Employment Agreement, dated January 28, 2002, between	Filed as Exhibit 10.6 to the Registration Statement on

Exhibit
Number	Exhibit Description	Cross Reference
	the Issuer and Robert K. Reynolds and Assignment and Assumption Agreement, dated February 24, 2004 between the Issuer and Leiner Health Products, LLC.*	Form S-4 and incorporated herein by reference.

10.7	Employment Offer Letter dated July 13, 2006 between the Issuer and Kevin McDonnell.*	Filed herewith

10.8	Consulting Agreement, dated as of May 27, 2004, the Issuer, Leiner Health Products, LLC, LHP Holding Corp., North Castle Partners, L.L.C. and GGC Administration, LLC.	Filed as Exhibit 10.8 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.9	Amendment No. 1 and Acknowledgement dated September 23, 2005 to the Credit Agreement dated May 27, 2004 between Issuer and the senior lenders.	Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended September 24, 2005, and incorporated herein by reference.

10.10	Amendment No. 2 and Waiver dated June 22, 2007 to the Credit Agreement dated May 27, 2004, as amended, between Issuer and the certain lenders.	Filed herewith

14.1	Code of Ethics.	Filed as Exhibit 14.1 to the Company’s annual report Form 10-K for the year ended March 26, 2005.

21.1	Subsidiaries of Registrant.	Filed as Exhibit 21.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement
(c)	Exhibits

See Item 15(a)(3) above.
(d)	Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Leiner Health Products Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carson, State of California, on the 29th day of June, 2007.

LEINER HEALTH PRODUCTS INC.

By:	/s/ KEVIN P. MCDONNELL Name: Kevin P. McDonnell
Title: Executive Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES F. BAIRD, JR. Charles F. Baird, Jr.	Chairman of the Board and Director	June 29, 2007

/s/ ROBERT M. KAMINSKI Robert M. Kaminski	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2007

/s/ ROBERT K.REYNOLDS Robert K. Reynolds	President, Chief Operating Officer and Director	June 29, 2007

/s/ KEVIN P. McDONNELL Kevin P. McDonnell	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2007

/s/ JOHN E. GILLIGAN John E. Gilligan	Director	June 29, 2007

/s/ MONTY SHARMA Monty Sharma	Director	June 29, 2007

LEINER HEALTH PRODUCTS INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholder
Leiner Health Products Inc.
     We have audited the accompanying consolidated balance sheets of Leiner Health Products Inc. as of March 25, 2006 and March 31, 2007, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Leiner Health Products Inc. at March 25, 2006 and March 31, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.
/s/ ERNST & YOUNG LLP
Orange County, California
June 26, 2007

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 25, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,731	$22,717
Accounts receivable, net of allowances of $3,545 and $2,014 at March 25, 2006 and March 31, 2007, respectively	73,211	66,600
Inventories	165,714	134,639
Income tax receivable	56	2,565
Prepaid expenses and other current assets	16,484	7,982

Total current assets	263,196	234,503
Property, plant and equipment, net	72,618	66,113
Goodwill	58,245	58,284
Other noncurrent assets	22,039	19,718

Total assets	$416,098	$378,618

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$77,648	$85,875
Accrued compensation and benefits	9,994	8,271
Customer allowances payable	10,522	7,153
Accrued interest	10,436	5,662
Other accrued expenses	14,418	9,139
Current portion of long-term debt	5,498	5,905

Total current liabilities	128,516	122,005
Long-term debt	397,119	390,539
Other noncurrent liabilities	5,545	3,145

Total liabilities	531,180	515,689
Commitments and contingencies
Shareholder’s Deficit
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 shares issued and outstanding at March 25, 2006 and March 31, 2007	—	—
Capital in excess of par value	13,489	13,474
Accumulated deficit	(130,125)	(152,414)
Accumulated other comprehensive income	1,554	1,869

Total shareholder’s deficit	(115,082)	(137,071)

Total liabilities and shareholder’s deficit	$416,098	$378,618

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended
	March 26, 2005	March 25, 2006	March 31, 2007
Net sales	$684,901	$669,561	$735,236
Cost of sales	512,871	533,215	576,794

Gross profit	172,030	136,346	158,442
Marketing, selling and distribution expenses	58,532	58,444	64,631
General and administrative expenses	34,134	35,725	44,817
Research and development expenses	5,299	4,551	5,123
Amortization of other intangibles	250	638	1,169
Asset impairment	—	—	16,507
Restructuring charges	—	3,836	—
Recapitalization expenses	87,982	—	—
Other operating expense	2,386	1,113	2,155

Operating (loss) income	(16,553)	32,039	24,040
Interest expense, net	32,346	36,869	39,989

Loss before income taxes	(48,899)	(4,830)	(15,949)
Provision for (benefit from) income taxes	(987)	(1,062)	6,340

Net loss	(47,912)	(3,768)	(22,289)
Accretion on preferred stock	(39,212)	—	—

Net loss attributable to common shareholder	$(87,124)	$(3,768)	$(22,289)

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
(dollars in thousands except share data)

										Retained
	Preferred Stock								Capital in	Earnings	Accumulated Other	Total
	Series A Redeemable		Series B Junior Convertible		Series C Junior		Common Stock		Excess	(Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	of Par Value	Deficit)	Income (Loss)	Equity (Deficit)
Balance at March 27, 2004	200,000	40,188	7,500	6,616	7,000	6,178	1,139,394	11	21,841	16,259	109	51,014
Net loss	—	—	—	—	—	—	—	—	—	(47,912)	—	(47,912)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	2,805	2,805

Comprehensive loss												(45,107)
Accretion on preferred stock	—	29,812	—	8,578	—	822	—	—	—	(39,212)	—	(29,812)
Repurchase and retirement of preferred stock	(200,000)	(70,000)	(7,500)	(15,194)	(7,000)	(7,000)	—	—	—	—	—	(22,194)
Recapitalization (Note 5)	—	—	—	—	—	—	(1,138,394)	(11)	(21,841)	(55,492)	—	(77,344)
Restricted stock issued in connection with long-term incentive program	—	—	—	—	—	—	—	—	464	—	—	464
Share-based compensation	—	—	—	—	—	—	—	—	5	—	—	5

Balance at March 26, 2005	—	—	—	—	—	—	1,000	—	469	(126,357)	2,914	(122,974)
Net loss	—	—	—	—	—	—	—	—	—	(3,768)	—	(3,768)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,360)	(1,360)

Comprehensive loss												(5,128)
Capital contribution from parent	—	—	—	—	—	—	—	—	13,000	—	—	13,000
Share-based compensation	—	—	—	—	—	—	—	—	20	—	—	20

Balance at March 25, 2006	—	—	—	—	—	—	1,000	—	13,489	(130,125)	1,554	(115,082)

Net loss	—	—	—	—	—	—	—	—	—	(22,289)	—	(22,289)
Translation adjustment	—	—	—	—	—	—	—	—	—	—	315	315

Comprehensive loss												(21,974)
Exercise of stock options	—	—	—	—	—	—	—	—	7	—	—	7
Repurchase of restricted stock	—	—	—	—	—	—	—	—	(47)	—	—	(47)
Share-based compensation	—	—	—	—	—	—	—	—	25	—	—	25

Balance at March 31, 2007	—	$—	—	$—	—	$—	1,000	$—	$13,474	$(152,414)	$1,869	$(137,071)

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	March 26, 2005	March 25, 2006	March 31, 2007
Operating activities
Net loss	$(47,912)	$(3,768)	$(22,289)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,948	15,235	16,301
Amortization of other intangibles and other contracts	1,774	1,399	1,992
Amortization of deferred financing charges	5,445	1,866	1,941
Asset impairment	—	—	16,507
Provision for doubtful accounts and allowances	4,791	5,153	3,367
Provision for excess and obsolete inventory	8,028	12,430	46,866
Deferred income taxes	(1,176)	1,369	2,920
(Gain) loss on disposal of assets	(52)	6	(35)
Stock compensation expense	5	20	25
Translation adjustment	(2,805)	1,360	(315)
Changes in operating assets and liabilities:
Accounts receivable	(6,464)	10,108	3,299
Inventories	(26,842)	(6,548)	(15,596)
Income tax receivable	(1,729)	3,029	(3,530)
Accounts payable	9,840	(29,125)	8,205
Accrued compensation and benefits	(4,992)	302	(1,738)
Customer allowances payable	599	910	(3,379)
Accrued interest	7,971	1,340	(4,776)
Other accrued expenses	2,862	2,784	(4,315)
Other	(896)	1,431	(909)

Net cash (used in) provided by operating activities	(39,605)	19,301	44,541
Investing activities
Additions to property, plant and equipment	(17,991)	(13,244)	(15,346)
Acquisition of business	—	(22,922)	—
Proceeds from sale of property, plant and equipment	—	625	162
Increase in other noncurrent assets	(2,944)	(60)	(4,074)

Net cash used in investing activities	(20,935)	(35,601)	(19,258)
Financing activities
Net borrowings under bank revolving credit facility	—	5,000	(5,000)
Borrowings under bank term credit facility	240,000	—	—
Payments under bank term credit facility	(1,200)	(2,400)	(3,000)
Payments under old credit facility	(159,788)	—	—
Issuance of senior subordinated debt	150,000	—	—
Increase in deferred financing charges	(15,753)	(760)	—
Capital contribution from parent	251,500	13,000	—
Repurchase and retirement of preferred stock	(92,194)	—	—
Repurchase and retirement of common stock and common equity rights	(328,380)	—	—
Repurchase of restricted stock	—	—	(47)
Proceeds from exercise of stock options	—	—	7
Net payments on capital leases and other long-term debt	(3,318)	(3,860)	(2,550)

Net cash provided by (used in) financing activities	40,867	10,980	(10,590)
Effect of exchange rate changes	2,800	(3,900)	293

Net (decrease) increase in cash and cash equivalents	(16,873)	(9,220)	14,986
Cash and cash equivalents at beginning of period	33,824	16,951	7,731

Cash and cash equivalents at end of period	$16,951	$7,731	$22,717

See accompanying notes to consolidated financial statements.

LEINER HEALTH PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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
Through the Company’s principal operating subsidiary, Leiner Health Products LLC, the Company received a list of Inspection Observations on Form 483 from FDA inspectors on March 16, 2007. The Form 483 contained inspection observations relating to product quality and deficiencies in the subsidiary’s compliance with good manufacturing practices, or cGMP, for OTC products manufactured, packaged or tested at our Fort Mill, South Carolina facility.
The Company believes it has implemented steps to address the observations described in the Form 483 to assure the integrity of its quality processes and OTC products. On March 20, 2007, the Company voluntarily suspended the production and distribution of all OTC products manufactured, packaged or tested at its facilities in the United States. In April 2007, as a precautionary matter, the Company voluntarily recalled all unexpired OTC products from distribution centers and wholesale warehouses in the United States.
If the observations in the Form 483 cannot be addressed in a timely manner at a reasonable cost, it may have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, based upon current levels of operations, anticipated cost-savings and expectations as to future growth, the Company believes that cash generated from operations, together with amounts available under its Revolving Facility will be adequate to permit the Company to meet its debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its operating and non-operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.
Fiscal Year
The Company maintains a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. Fiscal years ended March 26, 2005 and March 25, 2006 were comprised of 52 weeks. Fiscal year ended March 31, 2007 was comprised of a 53-week period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include valuation allowances for accounts receivable, inventories, deferred tax assets, and the projection of future cash flows used to evaluate the recoverability of long-lived assets, and certain accrued liabilities.
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

	March 31, 2007
	Total	Fair Value
Variable rate ($US)	$233,400	$233,400
Average interest rate	8.60%
Fixed rate ($US)	$150,000	$149,600
Average interest rate	11.00%
The fair value of the Industrial Development Revenue Bond Loan could not be estimated because there is no active market for such debt instruments.
Revenue Recognition
In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as amended by SAB No. 104, Revenue Recognition, the Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the customer is fixed or determinable; and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met upon receipt of products by the customer. The Company’s net sales represent gross sales invoiced to customers less certain related charges for contractual allowances, estimated future chargebacks and estimated product returns. Accruals provided for these items are presented in the consolidated financial statements as reductions to sales.
Contractual Allowances: The contractual allowances are previously agreed upon deductions for co-op advertisements, rebates, etc., the majority of which are recorded as a liability. Deductions from revenues for contractual allowances were approximately $44.2 million, $46.0 million and $37.5 million in fiscal 2005, 2006 and 2007, respectively.
Future Chargebacks: The allowances for future chargebacks generally represent special selling incentives offered to customers that will be charged back to the Company at a later date, which are presented as reductions of revenue and accounts receivable. The Company’s procedures for estimating amounts accrued for future chargebacks are based upon quantitative and qualitative factors. Quantitatively, the Company uses historical sales and related expenses, and applies forecasting techniques in order to estimate the Company’s provision amounts. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated provision amounts. Deductions from revenues for such allowances were approximately $4.8 million, $8.4 million and $9.2 million in fiscal 2005, 2006 and 2007, respectively.
Product Returns: The Company generally sells products to its customers that are not subject to a contractual right of return. However, the Company accepts some product returns as an accommodation to the customer to ensure a positive ongoing business relationship. As a result, the Company records an allowance at the time of original sale based on estimated product returns that may be accepted at a later date. The allowances for future product returns are reflected as a reduction of revenue and accounts receivable. Quantitatively, the Company uses data regarding historical sales and product returns supplemented by other information including, but not limited to, customer and third party point of sale data and inventory levels as reported by certain customers. Qualitatively, management’s judgment is applied to these items to modify, if appropriate, the estimated liability amount. Deductions from revenues for product returns were approximately $3.0 million, $6.6 million and $3.2 million in fiscal 2005, 2006 and 2007, respectively.
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

Inventories
Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Reserves are provided for potentially excess and obsolete inventory and inventory that has aged over a specified period of time based on the difference between the cost of the inventory and its estimated market value. In estimating the reserve, management considers factors such as excess or slow moving inventories, product aging and expiration dating, current and future customer demand and market conditions. At March 31, 2007, the Company has recorded approximately $27.4 million in additional inventory reserve related to the voluntary suspension of OTC products. At March 25, 2006 and March 31, 2007, the Company had reserved $17.8 million and $46.7 million, respectively, for excess and obsolete inventory.
As a result of the Company’s voluntary recall and production suspension of OTC products, management established inventory reserves to cover potential inventory losses due to expiration, proactive discontinuance, and re-certification matters. Management is required to make significant judgments in estimating these reserves. Actual reserve results could differ significantly from management’s estimates, which could have a significant favorable or unfavorable impact on future gross margins of the Company.
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
Goodwill
Goodwill is subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exists, using a fair-value-based approach. During the fourth quarter of fiscal 2007, the Company updated its review, which indicated that there was no impairment. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units, which are reviewed by the units’ segment managers. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment exists, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill, and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets to be held and used, including intangible assets subject to amortization and property and equipment, for impairment whenever events or changes in circumstance indicate that the carrying value of the assets may not be fully recoverable. An asset is considered impaired if management’s estimate of the undiscounted future cash flows anticipated to result from the use of the asset and its eventual disposition are not sufficient to recover the carrying value of the asset.
As a result of the restructuring and the consolidation of the Company’s manufacturing and packaging operations as described in Note 1, the Company assessed the recoverability of the associated long-lived assets, which consisted of property, plant and equipment and the related spare parts, and determined that a portion of the assets were not recoverable. Accordingly, the Company recorded an asset impairment charge of $16.5 million in the fourth quarter of fiscal year 2007 which is included in asset impairment in the accompanying consolidated statement of operations. During fiscal 2005 and 2006, the Company did not identify any conditions that would necessitate an impairment assessment of its long-lived assets.

Other Intangible Assets
Other intangible assets arise principally from business acquisitions and primarily include accelerated new drug applications patents, customer base and trademarks. The net carrying amounts of other intangible assets are included in other non-current assets. A summary of amortizable intangible assets as of March 25, 2006 and March 31, 2007 is as follows (in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Impairment	Accumulated	Net Carrying
	Period	Value	Loss	Amortization	Value
Balance at March 25, 2006:
Customer base	5.0 years	$2,710	$—	$1,864	$846
Purchased patents	6.0 years	7,598	—	3,214	4,384
Trademarks	14.0 years	207	—	161	46

Total intangibles assets		$10,515	$—	$5,239	$5,276

Balance at March 31, 2007:
Customer base	5.0 years	$2,710	$—	$2,052	$658
Purchased patents	5.0 years	7,598	2,811	4,189	598
Trademarks	14.0 years	207	—	167	40

Total intangibles assets		$10,515	$2,811	$6,408	$1,296

Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Amortization expense for other intangible assets was $250,000, $638,000 and $1,169,000 in fiscal 2005, 2006 and 2007, respectively. The amounts of other intangible assets amortization that will be charged to expenses over the next five years and thereafter are as follows (in thousands):

Fiscal year
2008	$365
2009	365
2010	365
2011	185
2012	6
Thereafter	10

Total	$1,296

Deferred Market Development Costs
The Company entered into a fifteen-year contract to distribute products developed by DRL. The Company paid fees for exclusivity rights and such payments were recorded as a deferred asset. Once the product receives regulatory approval, the deferred amounts made will be amortized over the expected product life cycle. If no products receive regulatory approval, such amounts are subject to refund to the Company from the pharmaceutical company. At March 25, 2006 and March 31, 2007, the balance of the deferred asset related to this contract was approximately $3.0 million and $3.5 million, respectively.

The Company also entered into contracts for supply and distribution of OTC products developed by certain pharmaceutical companies. The payments to these pharmaceutical companies are recorded as deferred assets. Amortization of the deferred assets is calculated using straight line method over the terms of the agreements or as related sales is recognized. In fiscal 2007, the Company fully amortized the balances in the deferred asset accounts. Accordingly, the balance for the related deferred assets accounts were $0.9 million and $0.2 million at March 25, 2006 and March 31, 2007, respectively.
Income Taxes
The Company exercises significant judgment in determining its income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Uncertainties arise as a consequence of the actual source of taxable income between domestic and foreign locations, the outcome of tax audits and the ultimate utilization of tax credits. Although the Company believes its estimates are reasonable, the final tax determination could differ from the recorded income tax provision and accruals. In such case, the Company would adjust the income tax provision in the period in which the facts that give rise to the revision become known. These adjustments could have a material impact on its income tax provision and its net income for that period.
Foreign Currency Translation
The Company translates the foreign currency financial statements of its Canadian subsidiary by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the monthly weighted average exchange rate for the year. Translation gains and losses are recorded in shareholder’s equity (deficit), and realized gains and losses are reflected in results of operations. Translation gains (losses) were $2.8 million, ($1.4) million and $0.3 million for the years ended March 26, 2005, March 25, 2006 and March 31, 2007, respectively.
Stock-Based Compensation
In fiscal 2005, the Company adopted both the accounting and disclosure requirements of SFAS No. 123R, Share-Based Payments (“SFAS 123R”). SFAS 123R was adopted using the Modified Prospective Application Method which requires that the annual financial statements reflect share-based compensation pursuant to SFAS 123R in the year of adoption and subsequent periods.
Shipping and Handling Fees and Costs
The Company classifies shipping and handling costs as marketing, selling and distribution expenses in the accompanying consolidated statements of operations. Shipping and handling expenses for the years ended March 26, 2005, March 25, 2006 and March 31, 2007, were $16.1 million, $17.1 million and $20.5 million, respectively.
Advertising Costs
Advertising costs are charged to expense as incurred. Advertising expenses for the years ended March 26, 2005, March 25, 2006 and March 31, 2007, were $1.2 million, $1.1 million and $0.3 million, respectively. In fiscal years 2005 and 2006, the Company incurred increased advertising expenses related to a coupon promotion. The coupon promotion has since ended at the end of fiscal year 2006.

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statue of limitations remains open. Only tax positions that meet the more-likely-than not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.
FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, and was adopted by the Company on April 1, 2007. The Company has not fully completed its evaluation of the impact of Interpretation 48. However, the Company currently estimates that the adoption will result in a charge to beginning retained earnings at April 1, 2007, of approximately $0.3 million to $0.5 million.
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
On March 7, 2006, the Company reached a final settlement agreement with PFI on the working capital adjustment provided for in the acquisition agreement and, as a result, PFI paid the Company $1,477,000. The Company recorded the final adjustments to the purchase price allocation during the fourth quarter of fiscal 2006. The allocation and valuation of purchase price is determined by management based on many factors, including a valuation performed by a third-party valuation firm. Acquired intangibles totaling $5,810,000 represent the fair value of customer base and accelerated new drug applications. These intangibles are amortized over their estimated useful lives of five years.
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

$22,922

The following unaudited pro forma financial information presents the consolidated results of operations as if the Acquisition had occurred at the beginning of fiscal 2005 and does not purport to be indicative of the results that would have occurred had the Acquisition occurred at such date or of results which may occur in the future (in thousands):

4. Restructuring charges
In fiscal 2006, the Company eliminated approximately 104 positions from its Carson, Garden Grove and Valencia, California, Fort Mill, South Carolina, and Wilson, North Carolina locations. Severance and other costs related to such reductions totaled $3,836,000 and paid to the terminated employees on a weekly basis through October 2006. The restructuring charges also include the severance accrued for the President, who resigned effective March 31, 2006. The accrued severance will be paid on a monthly basis through March 2009.
The following table summarizes the activities in the Company’s restructuring reserve (in thousands):

Costs for
Employees
Terminated
Balance at March 26, 2005	$—
Additions to reserve	3,836
Cash payments	(1,490)

Balance at March 25, 2006	$2,346
Adjustments	—
Cash payments	(2,289)

Balance at March 31, 2007	$57

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
As a result of the Recapitalization, the Golden Gate Investors and the North Castle Investors each own 46.7% of Holdings equity and Leiner management and certain former employees own 6.6% of Holdings’ equity including delayed delivery share awards. In connection with the Acquisition of PFI (see Note 3. Acquisition), Holdings issued 130,000 shares of Series C Preferred Stock to Golden Gate Investors and the North Castle Investors. Subsequent to the issuance of Series C Preferred Stock, the Golden Gate Investors and the North Castle Investors each own 46.8% of Holdings equity and the Leiner management owns 6.4% of Holdings equity including delayed delivery share awards. The Recapitalization was accounted for as a recapitalization of the Company which had no impact on the historical basis of assets and liabilities as reflected in the Company’s condensed consolidated financial statements.
In connection with the Recapitalization, Mergeco entered into a credit facility (the “Credit Facility”), consisting of a $240,000,000 term loan (the “Term Facility”) and a $50,000,000 revolving credit facility (the “Revolving Facility”), under which Leiner borrowed $5,000,000 immediately after the Recapitalization. In addition, Mergeco issued $150,000,000 of 11% senior subordinated notes due 2012 (the “Notes”). Immediately upon consummation of the Recapitalization, the obligations of Mergeco under the Credit Facility and Notes became obligations of the Company. The Company repaid approximately $157,788,000 in pre-existing indebtedness and paid approximately $32,689,000 in fees and expenses related to these transactions. In addition, deferred financing charges of approximately $12,470,000 related to the Credit Facility and Notes were recorded under other non-current assets in the accompanying consolidated balance sheet. At March 26, 2005 and March 25, 2006, the remaining deferred financing changes, net of amortization, related to the Credit Facility and Notes were $10,985,000 and $9,202,000, respectively.
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
6. Debt
Long-term debt consists of the following (in thousands):

	March 25, 2006	March 31, 2007
Credit Facility:
Revolving facility	$5,000	$—
Term facility	236,400	233,400

Total credit facility	241,400	233,400
Senior subordinated notes	150,000	150,000
Capital lease obligations	7,117	9,444
Industrial development revenue bond loan	4,100	3,600

	402,617	396,444
Less current portion	(5,498)	(5,905)

Total long-term debt	$397,119	$390,539

Credit Facility
In connection with the Company’s acquisition of the PFI Business, which is discussed in Note 3, and to provide the Company with operating flexibility, the Company obtained Amendment No. 1 and Acknowledgement (“Amendment”) from its senior lenders under the Credit Facility on September 23, 2005. The Amendment acknowledges the acquisition of substantially all of the assets of PFI related to the PFI Business for approximately $22,862,000 in cash as a Permitted Acquisition, as defined. The Amendment, among other things, modified (a) the “applicable margin” rate, (b) existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a Minimum Liquidity provision providing that in the event the net revolver availability plus the cash balance falls below $20,000,000, the equity sponsors have committed to contributing to the Company an additional $6,500,000 in equity, and (d) the calculation of consolidated credit agreement EBITDA, as defined. As a condition to obtain the consent of the lenders to the foregoing amendments, the Company paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or $0.7 million. The Amendment was effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the Credit Facility. The Company was in compliance with all required financial covenants and has exceeded its Minimum Liquidity provision as of March 31, 2007.
On June 22, 2007, the Company obtained an Amendment and Waiver (the “Second Amendment”) from its senior lenders under the Credit Facility. The Second Amendment of the Credit Agreement revised the financial covenants both in terms of applicable ratios and by allowing add-backs to EBITDA for certain cash and non-cash charges related to the OTC matter (Note 1) and restructuring of operations. Pursuant to the Second Amendment, the senior lenders waived certain rights they may have had regarding any possible defaults or events of default related to certain specified events as defined in the Credit Agreement. The

Second Amendment also provides for an increase in the interest rates applicable under the Credit Facility. As a condition to obtaining the consent of the lenders to the foregoing amendments, the Company paid an Amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or $0.7 million.
The Credit Facility consists of the $240,000,000 Term Facility and the $50,000,000 Revolving Facility, made available in U.S. dollars to the Company. The unpaid principal amount outstanding on the Revolving Facility is due and payable on May 27, 2009. Commencing on May 27, 2004, the Term Facility required quarterly principal payments of approximately 1% per annum over the next four years and two months with the balance due on May 27, 2011. Principal payments scheduled during the period April 1, 2007 through March 29, 2008 total $1,800,000. Borrowings under the Credit Facility bear interest at a base rate per annum plus an “applicable margin.” The Company can choose a base rate of (i) ABR (Alternate base rate) or (ii) London Interbank Offered Rate (“LIBOR”) for its Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds rate plus 0.5% or the prime commercial lending rates of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. The amended “applicable margin” is based on the Company’s debt rating and the leverage ratio. The leverage ratio is defined generally as the ratio of consolidated indebtedness including letters of credit outstanding to the credit agreement EBITDA, as defined, and varies as follows: (a) 2.00% to 3.50% for all ABR based loans and (b) from 3.00% to 4.50% for all LIBOR based loans. As of March 31, 2007, the Company’s average interest rates were 8.6% under the Credit Facility. In addition to certain agent and up-front fees, the Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. In addition, the Credit Facility also provides for swingline loans (the “Swingline Loans”) of $5,000,000 due prior to the Revolving Facility and also permits the Company to issue letters of credit up to an aggregate amount of $20,000,000. However, the Company’s total borrowings under the Revolving Facility, the Swingline Loans and letters of credit will not be permitted to exceed the Revolving Facility of $50,000,000. As of March 31, 2007, the Company had $43,572,000 available under its Revolving Facility and had $6,428,000 of letters of credit outstanding.
The Credit Facility contains certain representations and warranties and affirmative and negative covenants which, among other things, limit the incurrence of additional indebtedness, guarantees, investments, distributions, transactions with affiliates, assets sales, acquisitions, capital expenditures, mergers and consolidations, prepayment of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the Company must also comply, every quarter end and on an annual basis, with certain financial ratios and tests under the Amendment, including without limitation, a monthly minimum liquidity, a maximum total leverage ratio, a minimum interest coverage ratio, a maximum capital expenditure level and an annual assessment of any repayment toward principal as a result of excess cash flow requirements defined in the Credit Facility.
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
The Credit Facility is collateralized by substantially all of the Company’s assets. Borrowings under the Credit Facility are a key source of Leiner’s liquidity. Leiner’s ability to borrow under the Credit Facility is dependent on, among other things, its compliance with the financial ratio covenants referred to in the preceding paragraphs. Failure to comply with these financial ratio covenants would result in a violation of the Credit Facility and, absent a waiver or amendment from the lenders under such agreement, permit the acceleration of all outstanding borrowings under the Credit Facility.
Senior Subordinated Notes
On May 27, 2004, the Company assumed $150,000,000 of the Notes issued in connection with the Recapitalization. The Notes accrue interest at the rate of 11% per annum, payable semiannually on June 1 and December 1 of each year, commencing on December 1, 2004. The Company may be required to purchase the Notes upon a Change in Control (as defined in the indenture governing the Notes) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Credit Facility. The indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on its ability to incur additional debt, make dividends, distributions or investments, sell or otherwise dispose of assets, or engage in certain other activities. The Notes will mature on June 1, 2012.

Capital Lease Obligations
The capital lease obligations are payable in variable monthly installments through January 2012, bear interest at effective rates ranging from 2.75% to 8.24%. At March 31, 2007, the weighted average interest rate on the capital lease obligations is 7.6%. The capital leases are secured by equipment with a net book value of approximately $9.4 million at March 31, 2007.
Industrial Development Revenue Bond Loan (“IRB Loan”)
The IRB Loan in the original aggregate principal amount of $8,100,000 is an obligation of Leiner Health Products, LLC, a subsidiary of the Company, and is due and payable in annual installments of $500,000, with the remaining outstanding principal amount due and payable on May 1, 2014. The interest rate on the IRB Loan (3.85% as of March 31, 2007) is variable and fluctuates on a weekly basis. At March 31, 2007, $3,600,000 aggregate principal amount was outstanding on the IRB Loan. The IRB Loan is secured by a letter of credit under the Company’s Credit Facility. Under certain circumstances, the bonds (or portions thereof) may be redeemed at the option of the holders. In addition, under certain circumstances, the interest rate on outstanding bonds may be converted to a fixed rate for the remainder of the term.
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
Minimum payments
Principal payments on long-term debt through fiscal 2011 and thereafter are as follows (in thousands):

Fiscal Year
2008	$5,308
2009	6,116
2010	5,320
2011	3,592
2012	225,008
Thereafter	151,100

$396,444

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
8. Income Taxes
United States and foreign income (loss) from continuing operations before taxes is as follows (in thousands):

	Year Ended
	March 26, 2005	March 25, 2006	March 31, 2007
U.S.	$(56,183)	$(10,159)	$(19,201)
Foreign	7,284	5,329	3,252

	$(48,899)	$(4,830)	$(15,949)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations:

	Year Ended
	March 26,	March 25,	March 31,
	2005	2006	2007
Provision/(benefit) at U.S. statutory rates	(35)%	(35)%	(35)%
State income taxes, net of federal tax benefit	(2)	16	(5)
Non deductible recapitalization expenses	21	4	—
Higher/(lower) effective rate of foreign operations	1	(14)	(3)
Imputed interest on foreign intercompany loan	2	12	4
Reserve for uncertain tax positions	—	16	(10)
Non-deductible goodwill	—	37	—
Property, plant and equipment basis tax attributes	—	46	—
Tax credits	—	(3)	(2)
Other	—	1	—
Change in valuation allowance	11	(102)	91

Effective income tax rate	(2)%	(22)%	40%

Significant components of the provision (benefit) for income taxes from continuing operations are (in thousands):

	Year Ended
	March 26,	March 25,	March 31,
	2005	2006	2007
Current:
Federal	$(237)	$(3,678)	$3,625
State	264	(455)	(446)
Foreign	162	1,749	241

Total current	189	(2,384)	3,420
Deferred:
Federal	(1,172)	3,789	(399)
State	(4)	(364)	2,688
Foreign	—	(2,103)	631

Total deferred	(1,176)	1,322	2,920

Total provision for (benefit from) income taxes	$(987)	$(1,062)	$6,340

Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are (in thousands):

	March 25, 2006	March 31, 2007
Deferred tax assets:
Compensation related accruals	$8,468	$8,026
Net operating loss carry forwards	2,398	821
Property, plant and equipment and intangibles asset	1,500	3,126
Inventory obsolescence reserves	4,638	13,710
Inventory capitalization	966	1,784
Restructuring charges	657	24
Allowances for doubtful accounts and sales returns	568	674
Other	1,045	828

Total deferred tax assets	20,240	28,993
Valuation allowance	(6,902)	(21,354)

Deferred tax assets	13,338	7,639
Deferred tax liabilities:
Inventory capitalization	—	(1,407)
Property, plant and equipment and intangibles asset	(4,186)	—

Deferred tax liabilities	(4,186)	(1,407)

Net deferred tax assets	$9,152	$6,232

At March 31, 2007, the Company had $0 federal and $12,964,000 of state net operating loss carryovers. The state net operating loss carryovers begin to expire in fiscal 2011. At March 31, 2007, the Company has state research and development credit carryforwards of approximately $107,000. The state research and development credit carryforwards do not expire.
Due to the “change of ownership” provisions of the Tax Reform Act of 1986, utilization of the Company’s net operating loss and research and development carryforwards may be subject to annual limitations in future periods. As a result of the annual limitations, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.
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
During fiscal 2007, due to continuing operating losses and the uncertainty over the future realization of our U.S. deferred tax assets, the Company increased its valuation allowance against its U.S. deferred tax assets by $14,452,000 to $21,354,000. The Company’s U.S. deferred tax assets have been reserved up to an amount equal to the fiscal 2007 federal taxes that could be recovered in the event of future operating losses. A $6,902,000 valuation allowance related to the portion of U.S. deferred tax assets attributable to compensation expense related to delayed delivery shares awarded as part of the Recapitalization was previously established during fiscal year 2005.
As of March 25, 2006 and March 31, 2007, current deferred tax assets of $11,838,000 and $3,202,000, respectively, are classified under prepaid expenses, while non-current deferred tax assets of $0 and $3,030,000, respectively, are classified as other non-current assets in the accompanying consolidated balance sheet. In addition, as of March 25, 2006 and March 31, 2007, non-current deferred tax liabilities of $2,686,000 and $0, respectively, are classified under other non-current liabilities in the accompanying consolidated balance sheet.
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

9. Employee Benefits
Stock-Option Plan
During fiscal 2006 and 2007, the Company had two stock-based employee compensation plans.
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
Activity under the 2004 Option Plan for the years ended March 25, 2006 and March 31, 2007 are set forth below:

	Available	Number	Exercise	Average
	for Grant	of Shares	Price	Exercise Price
Balance at March 26, 2005	78,271	39,138	$2.37	$2.37
Options forfeited	5,166	(5,166)	2.37	2.37

Balance at March 25, 2006	83,437	33,972	2.37	2.37

Options granted	(80,000)	80,000	2.37	2.37
Options exercised	—	(2,943)	2.37	2.37
Options forfeited	1,471	(1,471)	2.37	2.37

Balance at March 31, 2007	4,908	109,558	2.37	2.37

The following table summarizes the information on the options outstanding as of March 31, 2007:

Outstanding				Excercisable
		Average			Weighted
		Remaining	Weighted		Average
	Number of	Contractual Life	Average	Number of	Exercise
Exercise price	Shares	(years)	Exercise Price	Shares	Price
$2.37	109,558	8.77	$2.37	24,279	$2.37
The Company accounts for the stock option grants under the 2004 Option Plan under the principles of SFAS 123R. Amounts of $3,677 and $9,979 were recorded as share-based compensation under General and Administrative expense in the consolidated statements of operations for the years ended March 25, 2006 and March 31, 2007, respectively. The weighted-average fair value of options granted during fiscal 2006 and fiscal 2007 were $0.38 and $0.24, respectively. As of March 31, 2007, there was $23,558 of total unrecorded and unrecognized compensation cost related to nonvested share based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 2.58 years.
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

Activity under the Stock Plan for the years ended March 25, 2006 and March 31, 2007 are set forth below:

		Restricted Shares Outstanding
	Shares			Weighted
	Available	Number	Purchase	Average
	for Issuance	of Shares	Price	Purchase Price
Balance at March 26, 2005	—	195,676	$2.37	$2.37
Restricted Stock Issued	—	—	—	—

Balance at March 25, 2006	—	195,676	2.37	2.37
Restricted Stock Issued	—	—	—	—
Repurchased and retired	19,568	(19,568)	2.37	2.37

Balance at March 31, 2007	19,568	176,108	$2.37	$2.37

The following table summarizes the information on the restricted stock outstanding as of March 31, 2007:

Outstanding				First Call Rights Released
		Average			Weighted
		Remaining Call	Weighted		Average
	Number of	Right Life	Average	Number of	Purchase
Purchase price	Shares	(years)	Purchase Price	Shares	Price
$2.37	176,108	3.25	$2.37	88,054	$2.37
The Company accounts for the restricted stock issued under the Stock Plan under the principles of SFAS 123R. Amounts of $16,010 and $14,809 were recorded as share-based compensation within General and Administrative expense in the consolidated statement of operations for the years ended March 25, 2006 and March 31, 2007, respectively. As of March 31, 2007, there was $46,829 of total unrecorded and unrecognized compensation cost related to share based compensation under the Stock Plan. That cost is expected to be recorded and recognized over a weighted average period of 3.25 years.
The fair value of each option award under the 2004 Option Plan and of each restricted stock issued under the Stock Plan was estimated on the date of grant or issuance using the Black-Scholes Option Pricing Formula. The expected terms of the awards will represent the period of time that the awards are expected to be outstanding. Because the Company’s common stock is neither publicly nor internally traded, an estimated value to represent the volatility of the Company’s stock is derived using the historical volatility of a representative set of companies in the same industry sector to establish an appropriate industry sector index. The Black-Scholes Option Pricing Formula used by the Company is adjusted for the effect of the contractual dividends provided to the preferred shareholders. In addition, the Company adjusts the fair value of each option, as derived by the Black-Scholes Option Pricing Formula to consider the effects of non-transferability and the lack of control inherent in the minority interest that the common stock, which is being awarded, represents.
The following weighted average assumptions were used in valuing the share based awards granted under the 2004 Option Plan and the restricted stock issued under the Stock Plan in fiscal 2006 and fiscal 2007:

	Year Ended
	March 25,	March 31,
	2006	2007
Risk free interest rate	4.20%	4.56%
Expected term in years	5.00	5.00
Expected volatility	34.69%	34.69%
Expected dividend rate	13.00%	13.00%
Expected forfeiture rate	—%	—%
Contributory Retirement Plans
The Company did not contribute for the plan years ended December 31, 2004, 2005 and 2006. Also, as of March 31, 2007, the Company has not contributed for the current plan year which began January 1, 2007.

10. Related Parties
The Company, Leiner Health Products, LLC, a wholly owned subsidiary, and Holdings entered into a consulting agreement with North Castle Partners, L.L.C., an affiliate of the North Castle Investors, and certain administrative entities affiliated with the Golden Gate Investors (“GGC Administration”) to provide the Company with certain financial, investment banking, management advisory and other services performed in connection with the Recapitalization and for future financial, investment banking, management advisory and other services performed on the Company’s behalf. In exchange for such services in connection with the Recapitalization, the Company paid $6.2 million to each of North Castle Partners, L.L.C. and GGC Administration in fiscal 2005. The Company has also paid $0.2 million in certain fees, costs and out-of-pocket expenses incurred in the aggregate by North Castle Partners, L.L.C. and GGC Administration in connection with the Recapitalization. As compensation for their continuing services, the Company pays a $1.3 million management fee in arrears annually plus reasonable out-of-pocket expenses to each of North Castle Partners, L.L.C. and GGC Administration as long as the Company meets a performance target. Other operating expenses in the accompanying statement of operations for the years ended March 26, 2005, March 25, 2006 and March 31, 2007 included $3.3 million, $1.3 million and $2.8 million, respectively, of management fees and out-of-pocket expenses.
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
In addition, as part of the Recapitalization, the Golden Gate Investors, the North Castle Investors, North Castle Partners, L.L.C., the Company, Mergeco and an escrow agent entered into an escrow agreement. Pursuant to the recapitalization agreement and plan of merger, Mergeco deposited $6.5 million in cash in an interest bearing escrow account to be held and disposed of as provided in the escrow agreement. The escrow funds will be used to pay specified product liability claims and tax claims as provided for in the escrow agreement. For further discussion relating to the escrow funds, see “Escrow Agreement” in Item 13.
11. Commitments
The Company leases certain real estate for its manufacturing facilities, warehouses, corporate and sales offices, as well as certain equipment under operating leases (non-cancelable) that expire at various dates through March 2014 and contain renewal options. Total rents charged to operations for the years ended March 26, 2005, March 25, 2006 and March 31, 2007 were $14.0 million, $9.2 million and $7.0 million, respectively.
Minimum future obligations on non-cancelable operating leases in effect at March 31, 2007 are (in thousands):

Fiscal year
2008	$7,835
2009	7,439
2010	7,281
2011	7,107
2012	6,747
Thereafter	9,380

Total minimum lease payments	$45,789

The Company has certain operating leases that have escalating payment clauses. The Company recognizes expenses on a straight-line basis over the term of the respective leases. At March 25, 2006 and March 31, 2007, the Company had recorded deferred rent liabilities of $2.8 million and $3.1 million respectively.
12. Contingencies
The Company has been named as a defendant in cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine containing products that the Company allegedly manufactured and sold. Currently, only two of the original 10 cases are pending; none of the cases has proceeded to trial, although the Company intends to vigorously defend these allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier. The remaining eight cases have either been dismissed with prejudice or settled for relatively small amounts. In the opinion of management, after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, consolidated financial condition or results of operations.
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
Breach of OTC Supply Contracts
On April 25, 2007, the Company, together with its principal operating subsidiary, Leiner Health Products LLC, received a letter confirming that Dr. Reddy’s Laboratories Limited and Dr. Reddy’s Laboratories, Inc. (together, “DRL”) were terminating the following agreements, effective immediately: OTC Distribution Agreement, dated December 4, 2002, between Leiner LLC and DRL; Famotidine Supply Agreement, dated February 15, 2001, among Dr. Reddy’s Laboratories Limited, Reddy-Cheminor, Inc., and the Company; and Supply Agreement, dated November 28, 2000, between the Company, Cheminor Drugs Limited and Reddy-Cheminor, Inc., as amended (together, the “DRL Agreements”).
The DRL Agreements have provided Leiner LLC with a supply of certain active pharmaceutical ingredient and bulk tablets used to manufacture certain over-the-counter (“OTC”) products and, in the case of the OTC Distribution Agreement, exclusive access to OTC switch products developed by DRL. DRL has informed the Company that it intends to enter into the Company’s OTC market by directly packaging, marketing and distributing OTC products manufactured from the active pharmaceutical ingredients and bulk tablets that it previously supplied and would have been obligated to supply to the Company under the DRL Agreements.
The Company disputes that, as contended by DRL, the receipt by its subsidiary, and the Company’s actions in response to, the list of Inspection Observations on Form 483 that was received from FDA inspectors provide any basis for DRL’s right to terminate the DRL Agreements. The Company is considering all of its alternatives in connection with DRL’s termination, including arbitration and litigation to vigorously assert its rights under the DRL Agreements. The Company may be subject to counterclaims by DRL in any arbitration or litigation and even a favorable resolution of the Company’s claims could result in distraction of its management and significant legal and other related costs.
Breach of Raw Material Supply Agreement
The Company filed a lawsuit against a supplier of chondroitin in the Superior Court in Orange County, California in June 2005. The complaint alleges breach of contract, negligence, intentional and negligent misrepresentation and other similar claims regarding the supplier’s delivery of chondroitin that the Company believes was adulterated and sub-potent. This material was not incorporated into finished products that were supplied to customers. The supplier filed a counter-claim against the Company for breach of contract and other related claims due to the Company’s refusal to pay the outstanding balance owed for the product. Following a jury trial in February 2007, the Company obtained a jury verdict in its favor for $1.28 million and against the supplier on its counter-claims. While the Company intends to make every effort to enforce the judgment, there can be no assurance that the Company can collect on this judgment.
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
Other Civil Litigation
From time to time, the Company is involved in other various legal proceedings arising in the ordinary course of its business operations, such as personal injury claims, employment matters, intellectual property and contractual disputes.
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

Two customers accounted for the following percentage of gross sales in each respective period:

	Year Ended
	March 26,	March 25,	March 31,
	2005	2006	2007
Customer A	43%	44%	43%
Customer B	20%	24%	25%
The Company’s largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Year Ended
	March 26,	March 25,	March 31,
	2005	2006	2007
Division 1	25%	24%	24%
Division 2	18%	20%	19%
The Company’s top ten customers in the aggregate accounted for the following percentages of gross sales in each respective period:

	Year Ended
	March 26,	March 25,	March 31,
	2005	2006	2007
Top ten customers	85%	87%	86%
At March 25, 2006 and March 31, 2007, the Company had receivables from two U.S. customers of approximately 43% and 32% and 62% and 38%, respectively, of U.S. gross receivables.
For the year ended March 26, 2005, one supplier, excluding purchases by Vita, provided approximately 11% of raw materials purchased. No other supplier accounted for more than 10% of the Company’s purchases. For the years ended March 25, 2006 and March 31, 2007, no supplier, excluding purchases by Vita, provided more than 10% of the Company’s raw material purchases.
Sales of vitamins C and E, in the aggregate, accounted for approximately 12% of the Company’s gross sales in fiscal 2005. Sales of vitamin E declined substantially as a result of negative media coverage in fiscal year 2005. For fiscal years ended March 25, 2006 and March 31, 2007, the sales of vitamins C and E, in the aggregate, did not account for more than 10% of the Company’s gross sales.
Sales of multivitamins accounted for approximately 25%, 23% and 23% of the Company’s gross sales in fiscal 2005, 2006 and 2007, respectively. Sales of joint care products accounted for approximately 16% and 14% of the Company’s gross sales in fiscal 2006 and 2007, respectively. There were no sales of joint care products in fiscal 2005.
If one or more of the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s results of operations could be materially adversely affected.

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
Selected financial information for the Company’s reportable segments for the years ended March 26, 2005, March 25, 2006 and March 31, 2007 is as follows (in thousands):

	Leiner	Vita	Consolidated
	U.S.	Health	Totals
Year ended March 26, 2005
Net sales to external customers	$610,915	$73,986	$684,901
Intersegment sales	4,566	21	—
Depreciation and amortization, excluding deferred financing charges	11,107	2,615	13,722
Segment operating income (loss)	(25,485)	8,932	(16,553)
Interest expense, net (1)	30,698	1,648	32,346
Income tax expense (benefit)	(1,149)	162	(987)
Segment assets	367,036	49,762	416,798
Additions to property, plant and equipment	16,646	1,630	18,276

Year ended March 25, 2006
Net sales to external customers	$614,662	$54,899	$669,561
Intersegment sales	2,244	98	—
Depreciation and amortization, excluding deferred financing charges	14,362	2,272	16,634
Segment operating income	26,820	5,219	32,039
Interest expense (income), net (1)	36,979	(110)	36,869
Income tax expense (benefit)	(708)	(354)	(1,062)
Segment assets	378,153	37,945	416,098
Additions to property, plant and equipment	19,460	1,143	20,603

Year ended March 31, 2007
Net sales to external customers	$683,924	$51,312	$735,236
Intersegment sales	1,776	1,664	—
Depreciation and amortization, excluding deferred financing charges	16,815	1,478	18,293
Segment operating income	20,920	3,120	24,040
Interest expense (income), net (1)	40,121	(132)	39,989
Income tax expense	5,468	872	6,340
Segment assets	338,963	39,655	378,618
Additions to property, plant and equipment	17,861	1,861	19,722

(1)	Interest expense, net includes the amortization of deferred financing charges.

The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Year Ended
			March 25,		March 31,
	March 26, 2005%		2006	%	2007	%

VMS products	$419,491	61%	$418,858	62%	$451,580	61%
OTC products	213,402	31%	198,681	30%	216,717	30%
Contract manufacturing services/Other	52,008	8%	52,022	8%	66,939	9%

Total	$684,901	100%	$669,561	100%	$735,236	100%

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

Leiner Health Products Inc.
Consolidating Balance Sheets
(in thousands)

	March 25, 2006
	Company &		Eliminations and
	Guarantor	Non-Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,766	$3,965	$—	$7,731
Accounts receivable, net of allowances	68,314	4,897	—	73,211
Inventories	150,922	14,792	—	165,714
Income tax receivable	56	—	—	56
Prepaid expenses and other current assets	13,659	2,825	—	16,484

Total current assets	236,717	26,479	—	263,196
Intercompany receivable	32,875	—	(32,875)	—
Property, plant and equipment, net	64,378	8,240	—	72,618
Goodwill	55,019	3,226	—	58,245
Other noncurrent assets	22,039		—	22,039

Total assets	$411,028	$37,945	$(32,875)	$416,098

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$75,122	$2,526	$—	$77,648
Accrued compensation and benefits	8,749	1,245	—	9,994
Customer allowances payable	9,831	691	—	10,522
Accrued interest	10,370	66	—	10,436
Other accrued expenses	12,323	2,095	—	14,418
Current portion of long-term debt	5,487	11	—	5,498

Total current liabilities	121,882	6,634	—	128,516
Intercompany payable	—	32,875	(32,875)	—
Long-term debt	397,110	9	—	397,119
Other noncurrent liabilities	5,545	—	—	5,545

Total liabilities	524,537	39,518	(32,875)	531,180
Commitments and contingencies
Shareholder’s deficit:
Capital in excess of par value	13,489	—	—	13,489
Accumulated deficit	(126,998)	(3,127)	—	(130,125)
Accumulated other comprehensive income	—	1,554	—	1,554

Total shareholder’s deficit	(113,509)	(1,573)	—	(115,082)

Total liabilities and shareholder’s deficit	$411,028	$37,945	$(32,875)	$416,098

Leiner Health Products Inc.
Consolidating Balance Sheets
(in thousands)

	March 31, 2007
	Company &		Eliminations and
	Guarantor	Non-Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,506	$5,211	$—	$22,717
Accounts receivable, net of allowances	61,377	5,223	—	66,600
Inventories	120,918	13,721	—	134,639
Income tax receivable	1,612	953	—	2,565
Prepaid expenses and other current assets	6,650	1,332	—	7,982

Total current assets	208,063	26,440	—	234,503
Intercompany receivable	32,652	413	(33,065)	—
Property, plant and equipment, net	57,360	8,753	—	66,113
Goodwill	55,019	3,265	—	58,284
Other noncurrent assets	18,934	784	—	19,718

Total assets	$372,028	$39,655	$(33,065)	$378,618

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$82,725	$3,150	$—	$85,875
Accrued compensation and benefits	6,932	1,339	—	8,271
Customer allowances payable	6,625	528	—	7,153
Accrued interest	5,662	—	—	5,662
Other accrued expenses	8,285	854	—	9,139
Current portion of long-term debt	5,895	10	—	5,905

Total current liabilities	116,124	5,881	—	122,005
Intercompany payable	413	32,652	(33,065)	—
Long-term debt	390,539	—	—	390,539
Other noncurrent liabilities	3,145	—	—	3,145

Total liabilities	510,221	38,533	(33,065)	515,689
Commitments and contingencies
Shareholder’s deficit:
Capital in excess of par value	13,474	—	—	13,474
Accumulated deficit	(151,667)	(747)	—	(152,414)
Accumulated other comprehensive income	—	1,869	—	1,869

Total shareholder’s deficit	(138,193)	1,122	—	(137,071)

Total liabilities and shareholder’s deficit	$372,028	$39,655	$(33,065)	$378,618

Leiner Health Products Inc.
Consolidating Statement of Operations
(in thousands)

	Year Ended March 26, 2005
	Company &		Eliminations and
	Guarantor	Non-Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$615,481	$74,007	$(4,587)	$684,901
Cost of sales	461,348	56,110	(4,587)	512,871

Gross profit	154,133	17,897	—	172,030
Marketing, selling and distribution expenses	53,711	4,821	—	58,532
General and administrative expenses	30,031	4,103	—	34,134
Research and development expenses	5,299	—	—	5,299
Amortization of other intangibles	250	—	—	250
Recapitalization expenses	87,950	32	—	87,982
Other operating expense	2,377	9	—	2,386

Operating income (loss)	(25,485)	8,932	—	(16,553)
Interest expense, net	30,698	1,648	—	32,346

Income (loss) before income taxes	(56,183)	7,284	—	(48,899)
Provision for (benefit from) income taxes	(1,149)	162	—	(987)

Net income (loss)	(55,034)	7,122	—	(47,912)
Accretion on preferred stock	(39,212)	—	—	(39,212)

Net income (loss) attributable to common shareholders	$(94,246)	$7,122	$—	$(87,124)

Leiner Health Products Inc.
Consolidating Statement of Operations
(in thousands)

	Year Ended March 25, 2006
	Company &		Eliminations and
	Guarantor	Non-Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$616,906	$54,997	$(2,342)	$669,561
Cost of sales	493,534	42,023	(2,342)	533,215

Gross profit	123,372	12,974	—	136,346
Marketing, selling and distribution expenses	54,194	4,250	—	58,444
General and administrative expenses	32,417	3,308	—	35,725
Research and development expenses	4,275	276	—	4,551
Amortization of other intangibles	638	—	—	638
Restructuring charges	3,836	—	—	3,836
Other operating (income) expense	1,192	(79)	—	1,113

Operating income	26,820	5,219	—	32,039
Interest (income) expense, net	36,979	(110)	—	36,869

Income (loss) before income taxes	(10,159)	5,329	—	(4,830)
Benefit from income taxes	(708)	(354)	—	(1,062)

Net income (loss)	$(9,451)	$5,683	$—	$(3,768)

Leiner Health Products Inc.
Consolidating Statement of Operations
(in thousands)

	Year Ended March 31, 2007
	Company &		Eliminations and
	Guarantor	Non-Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$685,700	$52,976	$(3,440)	$735,236
Cost of sales	538,107	42,127	(3,440)	576,794

Gross profit	147,593	10,849	—	158,442
Marketing, selling and distribution expenses	60,037	4,594	—	64,631
General and administrative expenses	41,486	3,331	—	44,817
Research and development expenses	4,847	276	—	5,123
Amortization of other intangibles	1,169	—	—	1,169
Asset impairment	16,507	—	—	16,507
Other operating (income) expense	2,627	(472)	—	2,155

Operating income	20,920	3,120	—	24,040
Interest (income) expense, net	40,121	(132)	—	39,989

Income (loss) before income taxes	(19,201)	3,252	—	(15,949)
Provision for (benefit from) income taxes	5,468	872	—	6,340

Net income (loss)	$(24,669)	$2,380	$—	$(22,289)

Leiner Health Products Inc.
Consolidating Statement of Cash Flows
(in thousands)

	Year Ended March 26, 2005
	Company &
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(55,034)	$7,122	$(47,912)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,333	2,615	11,948
Amortization of other intangibles and other contracts	1,774	—	1,774
Amortization of deferred financing charges	5,009	436	5,445
Provision for doubtful accounts and allowances	4,791	—	4,791
Provision for excess and obsolete inventory	8,028	—	8,028
Deferred income taxes	(1,176)	—	(1,176)
Gain on disposal of assets	(52)	—	(52)
Stock option compensation expense	5	—	5
Translation adjustment	—	(2,805)	(2,805)
Changes in operating assets and liabilities:
Accounts receivable	(4,431)	(2,033)	(6,464)
Inventories	(24,417)	(2,425)	(26,842)
Income tax receivable	(1,827)	98	(1,729)
Accounts payable	9,287	553	9,840
Accrued compensation and benefits	(5,308)	316	(4,992)
Customer allowances payable	614	(15)	599
Accrued interest	8,184	(213)	7,971
Other accrued expenses	2,623	239	2,862
Other	(817)	(79)	(896)

Net cash provided by (used in) operating activities	(43,414)	3,809	(39,605)

Investing activities
Additions to property, plant and equipment	(16,361)	(1,630)	(17,991)
(Increase) decrease in other noncurrent assets	(2,952)	8	(2,944)

Net cash used in investing activities	(19,313)	(1,622)	(20,935)

Financing activities
Borrowings under bank term credit facility	240,000	—	240,000
Payments under bank term credit facility	(1,200)	—	(1,200)
Payments under old credit facility	(140,508)	(19,280)	(159,788)
Issuance of senior subordinated debt	150,000	—	150,000
Increase in deferred financing charges	(15,343)	(410)	(15,753)
Capital contribution from parent	251,500	—	251,500
Repurchase and retirement of preferred stock	(92,194)	—	(92,194)
Repurchase and retirement of common stock and common equity rights	(328,380)	—	(328,380)
Net payments on other long-term debt	(2,194)	(1,124)	(3,318)

Net cash provided by (used in) financing activities	61,681	(20,814)	40,867
Intercompany	(12,885)	12,885	—
Effect of exchange rate changes	—	2,800	2,800

Net decrease in cash and cash equivalents	(13,931)	(2,942)	(16,873)
Cash and cash equivalents at beginning of period	25,601	8,223	33,824

Cash and cash equivalents at end of period	$11,670	$5,281	$16,951

Leiner Health Products Inc.
Consolidating Statement of Cash Flows
(in thousands)

	Year Ended March 25, 2006
	Company &
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(9,451)	$5,683	$(3,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,963	2,272	15,235
Amortization of other intangibles and other contracts	1,399	—	1,399
Amortization of deferred financing charges	1,866	—	1,866
Provision for doubtful accounts and allowances	5,153	—	5,153
Provision for excess and obsolete inventory	10,712	1,718	12,430
Deferred income taxes	3,424	(2,055)	1,369
(Gain) loss on disposal of assets	30	(24)	6
Stock option compensation expense	20	—	20
Translation adjustment	—	1,360	1,360
Changes in operating assets and liabilities:
Accounts receivable	5,993	4,115	10,108
Inventories	(13,224)	6,676	(6,548)
Income tax receivable	2,254	775	3,029
Accounts payable	(22,762)	(6,363)	(29,125)
Accrued compensation and benefits	727	(425)	302
Customer allowances payable	1,319	(409)	910
Accrued interest	1,346	(6)	1,340
Other accrued expenses	2,439	345	2,784
Other	1,909	(478)	1,431

Net cash provided by operating activities	6,117	13,184	19,301

Investing activities
Additions to property, plant and equipment	(12,101)	(1,143)	(13,244)
Acquisition of business	(22,922)	—	(22,922)
Proceeds from sale of fixed assets	625	—	625
(Increase) decrease in other noncurrent assets	(1,097)	1,037	(60)

Net cash used in investing activities	(35,495)	(106)	(35,601)

Financing activities
Net borrowings under bank revolving credit facility	5,000	—	5,000
Payments under bank term credit facility	(2,400)	—	(2,400)
Increase in deferred financing charges	(760)	—	(760)
Capital contribution from parent	13,000	—	13,000
Net payments on other long-term debt	(2,786)	(1,074)	(3,860)

Net cash provided by (used in) financing activities	12,054	(1,074)	10,980
Intercompany	9,420	(9,420)	—
Effect of exchange rate changes	—	(3,900)	(3,900)

Net decrease in cash and cash equivalents	(7,904)	(1,316)	(9,220)
Cash and cash equivalents at beginning of period	11,670	5,281	16,951

Cash and cash equivalents at end of period	$3,766	$3,965	$7,731

Leiner Health Products Inc.
Consolidating Statement of Cash Flows
(in thousands)

	Year Ended March 31, 2007
	Company &
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(24,669)	$2,380	$(22,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,823	1,478	16,301
Amortization of other intangibles and other contracts	1,992	—	1,992
Amortization of deferred financing charges	1,941	—	1,941
Asset impairment	16,507	—	16,507
Provision for doubtful accounts and allowances	3,537	(170)	3,367
Provision for excess and obsolete inventory	46,059	807	46,866
Deferred income taxes	2,289	665	2,954
Gain on disposal of assets	(28)	(7)	(35)
Stock option compensation expense	25	—	25
Translation adjustment	—	(315)	(315)
Changes in operating assets and liabilities:
Accounts receivable	3,400	(101)	3,299
Inventories	(16,055)	459	(15,596)
Income tax receivable	(1,556)	(1,974)	(3,530)
Accounts payable	7,603	602	8,205
Accrued compensation and benefits	(1,818)	80	(1,738)
Customer allowances payable	(3,205)	(174)	(3,379)
Accrued interest	(4,708)	(68)	(4,776)
Other accrued expenses	(4,037)	(278)	(4,315)
Other	(1,030)	87	(943)

Net cash provided by operating activities	41,070	3,471	44,541

Investing activities
Additions to property, plant and equipment	(13,485)	(1,861)	(15,346)
Proceeds from sale of fixed assets	146	16	162
Decrease in other noncurrent assets	(4,074)	—	(4,074)

Net cash used in investing activities	(17,413)	(1,845)	(19,258)

Financing activities
Net borrowings under bank revolving credit facility	(5,000)	—	(5,000)
Payments under bank term credit facility	(3,000)	—	(3,000)
Repurchase of restricted stock	(47)		(47)
Proceeds from exercise of stock options	7		7
Net payments on capital leases and other long-term debt	(2,539)	(11)	(2,550)

Net cash used in financing activities	(10,579)	(11)	(10,590)
Intercompany	662	(662)	—
Effect of exchange rate changes	—	293	293

Net increase in cash and cash equivalents	13,740	1,246	14,986
Cash and cash equivalents at beginning of period	3,766	3,965	7,731

Cash and cash equivalents at end of period	$17,506	$5,211	$22,717

16. Composition of Certain Financial Statement Items

		March 25, 2006	March 31, 2007
		(in thousands)
Inventories:
Raw materials, bulk vitamins and packaging materials		$36,026	$22,181
Work-in-process		57,972	59,721
Finished products		71,716	52,737

		$165,714	$134,639

	Depreciable Lives

	(years)
Property, plant and equipment:
Land	—	$727	$730
Buildings and improvements	31 - 40	12,465	12,644
Leasehold improvements	7 - 40	29,777	25,679
Machinery and equipment	3 - 20	134,365	146,030
Furniture and fixtures	3 - 10	3,200	3,204

		180,534	188,287
Less accumulated depreciation and amortization		(107,916)	(122,174)

		$72,618	$66,113

	Year Ended
	March 26, 2005	March 25, 2006	March 31, 2007
		(in thousands)
Other operating expense
(Gain) loss on disposal of assets	$(52)	$6	$(35)
Management fees (Note 10)	3,258	1,262	2,771
Other	(820)	(155)	(581)

	$2,386	$1,113	$2,155

17. Supplementary Cash Flow Information

	Year Ended
	March 26,	March 25,	March 31,
	2005	2006	2007
		(in thousands)
Cash paid during the year for:
Interest	$18,917	$33,781	$42,953
Income taxes, net of refunds received	(30)	(7,259)	8,473
Non cash increase in capital leases	285	7,359	4,376

18. Quarterly Results (unaudited)
The following is a summary of the quarterly results for the fiscal years ended March 25, 2006 and March 31, 2007.

	Quarter Ended
	March 25, 2006	December 24,	September 24,
	(1)	2005(1)	2005	June 25, 2005
Net sales	$173,796	$181,243	$168,935	$145,587
Gross profit	42,585	41,961	29,497	22,303
Net income (loss)	363	1,497	(1,433)	(4,195)

	Quarter Ended
	March 31, 2007	December 30,	September 30,
	(2)	2006	2006	June 24, 2006
Net sales	$175,239	$198,121	$197,966	$163,910
Gross profit	16,184	51,339	50,990	39,928
Net income (loss)	(39,199)	8,857	6,066	1,987

(1)	During the third and fourth quarter of fiscal year 2006, the Company recorded $1.3 million and $2.5 million, respectively, in charges related to restructuring.

(2)	During the fourth quarter of fiscal year 2007, the Company recorded $29.6 million in inventory reserve and $16.5 million in asset impairment charges related to the restructuring and consolidation plan.
19. Subsequent Event
On June 7, 2007 the Company announced plans to consolidate its manufacturing and packaging operations. The consolidation plan is designed to align the Company’s operating expenses with management’s expectation that, due to the interruption of its manufacturing of OTC products and complicated by the DRL contract termination, revenues in fiscal year 2008 will be lower than in fiscal year 2007. The consolidation plan calls for the closure of, and the reduction of personnel at, the Company’s Fort Mill, South Carolina facility by the end of September 2007. The Fort Mill manufacturing operations will be transitioned to its Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations will be transitioned to the Carson, California facility. The Fort Mill facility will continue to distribute VMS products to customers for the foreseeable future.

The Company estimates that it will record charges of approximately $22.0 to $27.0 million in connection with the restructuring plan as described above in fiscal 2008 consisting of:
•	asset relocation and related costs of approximately $5.0 to $6.0 million,

•	severance, relocation and other employee related costs of approximately $9.0 to $11.0 million, and

•	facility consolidation and other contractual costs of approximately $8.0 to $10.0 million.
The Company estimates that all of the above charges will be incurred as future cash expenditures primarily in fiscal 2008. In addition, the Company expects to spend $4.0 to $5.0 million on leasehold improvements to accommodate equipment movement which will be capitalized during fiscal year 2008.

SCHEDULE II
LEINER HEALTH PRODUCTS INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to Costs and		Balance at End of
	Beginning of Period	Expenses	Deductions	Period
Year ended March 26, 2005:
Accounts receivable allowances	$2,970	$4,791	$4,648	$3,113
Inventory valuation reserve	11,512	8,028	8,550	10,990

Year ended March 25, 2006:
Accounts receivable allowances	$3,113	$5,153	$4,721	$3,545
Inventory valuation reserve	10,990	14,865	8,055	17,800

Year ended March 31, 2007:
Accounts receivable allowances	$3,545	$3,367	$4,898	$2,014
Inventory valuation reserve	17,800	46,866	17,921	46,745

S-1

EXHIBIT INDEX

Exhibit
Number	Exhibit Description	Cross Reference
2.1	Recapitalization Agreement and Plan of Merger, dated April 15, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

2.2	First Amendment to the Recapitalization Agreement and Plan of Merger, dated May 26, 2004, between Leiner Health Products Inc. and Leiner Merger Corporation.	Filed as Exhibit 2.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

2.3	Amendment and Restated Asset Purchase and Sale Agreement dated as of September 9, 2005, among Leiner Health Products L.L.C. and Pharmaceutical Formulations, Inc.	Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended September 24, 2005, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Issuer.	Filed as Exhibit 3.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.2	Bylaws of Issuer.	Filed as Exhibit 3.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.3	Certificate of Formation of Leiner Health Products, LLC.	Filed as Exhibit 3.3 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.4	Limited Liability Company Agreement of Leiner Health Products, LLC.	Filed as Exhibit 3.4 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.5	Certificate of Incorporation of Leiner Health Services Corp. and certificates of amendment.	Filed as Exhibit 3.5 to the Registration Statement on Form S-4 and incorporated herein by reference.

3.6	Bylaws of Leiner Health Services Corp.	Filed as Exhibit 3.6 to the Registration Statement on Form S-4 and incorporated herein by reference.

4.1	Indenture, dated as of May 27, 2004, among Leiner Merger Corporation, the companies named therein as guarantors, and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

4.2	Supplemental Indenture, dated as of May 27, 2004, among the Issuer, Leiner Health Services Corp. and Leiner Health Products, LLC, as Guarantors, and U.S. Bank National Association, as Trustee.	Filed as Exhibit 4.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.1	Credit Agreement, dated May 27, 2004, among Issuer, guarantors party thereto, UBSAG, Stamford Branch, as administrative agent and collateral agent, UBS Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book runners, Morgan Stanley Senior Funding, Inc., as syndication agent, Credit Suisse First Boston, as documentation agent, UBS Loan Finance LLC, as swingline lender, and the other financial institutions named therein.	Filed as Exhibit 10.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.2	Stockholders Agreement, dated May 27, 2004, among LHP Holding Corp. (“Parent”) and its stockholders named therein.	Filed as Exhibit 10.2 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.3	Amended and Restated Severance Benefit Agreement, dated as of July 11, 2002, between the Issuer and Gale Bensussen.	Filed as Exhibit 10.3 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.4	Amended and Restated Severance Benefit Agreement, dated as of July 1, 2002, between the Issuer and Robert Kaminski.*	Filed as Exhibit 10.4 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.5	Severance Benefit Agreement, dated as of November 21, 1991, between P. Leiner Nutritional Products, Inc. and Kevin J. Lanigan and Assignment and Assumption Agreement, dated April 11, 2002, between the Issuer and Leiner Health Products, LLC.*	Filed as Exhibit 10.5 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.6	Employment Agreement, dated January 28, 2002, between	Filed as Exhibit 10.6 to the Registration Statement on

Exhibit
Number	Exhibit Description	Cross Reference
	the Issuer and Robert K. Reynolds and Assignment and Assumption Agreement, dated February 24, 2004 between the Issuer and Leiner Health Products, LLC.*	Form S-4 and incorporated herein by reference.

10.7	Employment Offer Letter dated July 13, 2006 between the Issuer and Kevin McDonnell.*	Filed herewith

10.8	Consulting Agreement, dated as of May 27, 2004, the Issuer, Leiner Health Products, LLC, LHP Holding Corp., North Castle Partners, L.L.C. and GGC Administration, LLC.	Filed as Exhibit 10.8 to the Registration Statement on Form S-4 and incorporated herein by reference.

10.9	Amendment No. 1 and Acknowledgement dated September 23, 2005 to the Credit Agreement dated May 27, 2004 between Issuer and the senior lenders.	Filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q of Leiner Health Products Inc. for the Quarter Ended September 24, 2005, and incorporated herein by reference.

10.10	Amendment No. 2 and Waiver dated June 22, 2007 to the Credit Agreement dated May 27, 2004, as amended, between Issuer and the certain lenders.	Filed herewith

14.1	Code of Ethics.	Filed as Exhibit 14.1 to the Company’s annual report Form 10-K for the year ended March 26, 2005.

21.1	Subsidiaries of Registrant.	Filed as Exhibit 21.1 to the Registration Statement on Form S-4 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	Filed herewith.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement