Form 10-Q
period 2007-06-30
LEINER HEALTH PRODUCTS INC
filed 2007-08-14
CIK 1043055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-33121
LEINER HEALTH PRODUCTS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-3431709

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 East 233rd Street, Carson, California	90745

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
           Common Stock, $0.01 par value, 1,000 shares outstanding as of June 30, 2007
*  No reports were required to be filed under Section 12, 13, or 15(d) of the Securities Exchange Act of 1934.

LEINER HEALTH PRODUCTS INC.
Report on Form 10-Q
For the Quarter Ended June 30, 2007

PART I. Financial Information
Item 1. Financial Statements
Leiner Health Products Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,333	$22,717
Accounts receivable, net of allowances of $1,505 and $2,014 at June 30, 2007 and March 31, 2007, respectively	46,473	66,600
Inventories	150,806	134,639
Income tax receivable	2,109	2,565
Prepaid expenses and other current assets	8,215	7,982

Total current assets	215,936	234,503
Property, plant and equipment, net	63,735	66,113
Goodwill	58,557	58,284
Other noncurrent assets	21,474	19,718

Total assets	$359,702	$378,618

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$80,732	$85,875
Accrued compensation and benefits	9,396	8,271
Customer allowances payable	5,680	7,153
Accrued interest	1,492	5,662
Other accrued expenses	10,886	9,139
Current portion of long-term debt	5,996	5,905

Total current liabilities	114,182	122,005
Long-term debt	398,726	390,539
Other noncurrent liabilities	8,892	3,145

Total liabilities	521,800	515,689
Commitments and contingencies
Shareholder’s Deficit
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2007 and March 31, 2007	—	—
Capital in excess of par value	13,480	13,474
Accumulated deficit	(180,321)	(152,414)
Accumulated other comprehensive income	4,743	1,869

Total shareholder’s deficit	(162,098)	(137,071)

Total liabilities and shareholder’s deficit	$359,702	$378,618

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.
Condensed Consolidated Statements of Operations
Unaudited
(in thousands)

	Three months ended
	June 30, 2007	June 24, 2006
Net sales	$107,444	$163,910
Cost of sales	86,300	123,982

Gross profit	21,144	39,928
Marketing, selling and distribution expenses	12,953	15,194
General and administrative expenses	15,744	9,665
Research and development expenses	1,458	1,081
Amortization of other intangibles	91	282
Restructuring charges	7,315	—
Other operating expense (income)	—	(67)

Operating income (loss)	(16,417)	13,773
Interest expense, net	9,639	10,045

Income (loss) before income taxes	(26,056)	3,728
Provision for income taxes	1,431	1,741

Net income (loss)	$(27,487)	$1,987

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Three months ended
	June 30, 2007	June 24, 2006
Operating activities
Net income (loss)	$(27,487)	$1,987
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,820	3,891
Amortization of other intangibles and other contracts	171	427
Amortization of deferred financing charges	485	485
Restructuring charges	7,315	—
Provision for doubtful accounts and allowances	419	639
Provision for excess and obsolete inventory	2,220	5,991
Deferred income taxes	(1,096)	—
Gain (loss) on disposal of assets	51	(4)
Stock option compensation expense	6	7
Translation adjustment	(2,882)	(1,154)
Changes in operating assets and liabilities:
Accounts receivable	20,144	11,699
Inventories	(17,172)	(24,774)
Income tax receivable	539	1,832
Accounts payable	(5,397)	2,965
Accrued compensation and benefits	1,021	(1,437)
Customer allowances payable	(1,525)	927
Accrued interest	(4,170)	(3,618)
Other accrued expenses	(5,644)	(1,606)
Other current assets	558	752
Other liabilities	5,748	—

Net cash used in operating activities	(22,876)	(991)

Investing activities
Additions to property, plant and equipment	(1,205)	(3,299)
Increase in other noncurrent assets	(1,053)	(497)

Net cash used in investing activities	(2,258)	(3,796)

Financing activities
Net borrowings under bank revolving credit facility	10,000	5,000
Payments under bank term credit facility	(600)	(600)
Increase in deferred financing charges	(739)	—
Proceeds from the exercise of stock options	—	4
Net payments on capital leases and other long-term debt	(1,234)	(1,027)

Net cash provided by financing activities	7,427	3,377
Effect of exchange rate changes	3,323	1,218

Net decrease in cash and cash equivalents	(14,384)	(192)
Cash and cash equivalents at beginning of period	22,717	7,731

Cash and cash equivalents at end of period	$8,333	$7,539

See accompanying notes to condensed consolidated financial statements.

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
1. Basis of Presentation
General
The accompanying unaudited condensed consolidated financial statements of Leiner Health Products Inc. (“Leiner” or the “Company”) consolidate all of the Company’s subsidiaries, including all of its operating subsidiaries, which are Leiner Health Products L.L.C., Leiner Health Services Corp., and Vita Health Products Inc. (“Vita Health”) and its non-operating subsidiaries, which are VH Vita Holdings Inc., Westcan Pharmaceuticals Ltd., and 6062199 Canada Inc. Such financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”) file number 333-33121. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 29, 2008 or any other future periods.
There have been no material changes in the Company’s critical accounting policies and estimates during the first quarter of fiscal 2008. Accordingly, the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 remains current.
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
2. Fiscal Year
The Company maintains a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The first three months ended June 30, 2007 and June 24, 2006 were each comprised of 13 weeks.
3. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The provisions of the SFAS 157 will be effective for the Company beginning fiscal 2009. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financials upon adoption.

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 will be available to the Company beginning fiscal 2009 if the Company chooses to adopt such provisions.
4. Fair Values of Debt Instruments
Fair values of the Company’s debt instruments have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity. The table below provides information about the fair value of the Company’s debt obligations under the Credit Facility and Notes (in thousands):

	June 30, 2007
	Total	Fair Value
Variable rate ($US)	$242,800	$242,800
Average interest rate	9.80%
Fixed rate ($US)	$150,000	$142,688
Average interest rate	11.00%
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
5. Comprehensive Income (loss)
The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s deficit. The comprehensive income (loss) is as follows (in thousands):

	Three months ended
	June 30, 2007	June 24, 2006
Net income (loss)	$(27,487)	$1,987
Foreign currency translation adjustment	2,874	1,154

Comprehensive income (loss)	$(24,613)	$3,141

6. Restructuring Charges
In June 2007, the Company announced plans to consolidate its manufacturing and packaging operations in the U.S. The consolidation plan calls for the reduction of personnel and space at the Company’s Fort Mill, South Carolina facility by the end of September 2007. Following the consolidation, the Fort Mill facility will continue to function as a distribution center. During the first quarter of fiscal 2008, the Company eliminated approximately 583 positions from its Carson, Garden Grove and Valencia, California, Fort Mill, South Carolina, and Wilson, North Carolina locations.

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
The following table summarizes the activities in the Company’s restructuring reserve (in thousands):

Costs for
Employees
Terminated
Balance at March 31, 2007	$57
New charges	7,315
Cash payments	(691)

Balance at June 30, 2007	$6,681

7. Inventories
Inventories consist of the following (in thousands):

	June 30, 2007	March 31, 2007
Inventories:
Raw materials, bulk vitamins and packaging materials	$31,159	$22,181
Work-in-process	62,011	59,721
Finished products	57,636	52,737

	$150,806	$134,639

8. Debt
Long term debt consists of (in thousands):

	June 30, 2007	March 31, 2007
Credit Facility:
Revolving facility	$10,000	$—
Term facility	232,800	233,400

Total credit facility	242,800	233,400
Senior subordinated notes	150,000	150,000
Capital lease obligations	8,822	9,444
Industrial development revenue bond loan	3,100	3,600

	404,722	396,444
Less current portion	(5,996)	(5,905)

Total long-term debt	$398,726	$390,539

On June 22, 2007, the Company obtained an Amendment and Waiver (the “Second Amendment”) from its senior lenders under the Credit Facility. The Second Amendment of the Credit Agreement revised the financial covenants both in terms of applicable ratios and by allowing add-backs to EBITDA for certain cash and non-cash charges related to the restructuring of operations due to the suspension of its OTC shipments and subsequent events.
9. Income Taxes
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

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
The Company recorded an income tax provision of $1.4 million for the three months ended June 30, 2007, compared to a provision of $1.7 million or 46.7 % rate for the three months ended June 24, 2006.
The effective tax rate for the three months ended June 30, 2007 is substantially different from the effective rate for the three months ended June 24, 2006 primarily due to the fact that the U.S. Company recorded a full valuation allowance against its year to date operating loss. The valuation allowance on U.S. deferred tax assets was recorded due to uncertainty over the future realization of U.S. operating loss carryovers. Any additional U.S. operating loss carryovers generated in fiscal 2008 will result in further increases in the valuation allowance against U.S. deferred tax assets.
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. Previously, the Company had accounted for income tax uncertainties in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all material tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized an increase of approximately $0.4 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings.
The amount of unrecognized tax benefits as of April 1, 2007, was $4.9 million. That amount includes $4.9 million of unrecognized tax benefits which, if ultimately recognized, would reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since April 1, 2007.
The Company is subject to income taxes in the U.S. federal jurisdiction, Canada, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or Canadian income tax examinations by tax authorities for years prior to 2003. The Company estimates that unrecognized tax benefits of $1.9 million, would be recognized within the next twelve months if the statute of limitations expires without the relevant taxing authorities examining the applicable returns.
The Company is currently under examination by several state jurisdictions for years subsequent to 2002. The Company has recorded unrecognized tax benefits of approximately $0.4 million related primarily to apportionment issues in those states. The Company expects those examinations to be settled in the next twelve months.
The Company recognizes accrued interest and relevant penalties, if applicable, related to unrecognized tax benefits in income tax expense for all periods presented. As of April 1, 2007 the Company has accrued approximately $1.2 million for the payment of interest and penalties on unrecognized tax benefits.

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
10. Employee Benefits
2004 Option Plan
The following table summarizes the information on options outstanding as of June 30, 2007:

Outstanding				Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise price	Shares	Life (years)	Price	Shares	Price
$2.37	109,558	8.52	$2.37	24,279	$2.37
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model.
The Company recorded a total expense of $2,337 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three months ended June 30, 2007. The weighted-average per share, fair value of options granted during fiscal 2005 and fiscal 2006 was $0.35. As of June 30, 2007, there was $21,221 of total unrecorded and unrecognized compensation expense related to nonvested share-based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 2.3 years.
Restricted Stock Plan
The following table summarizes the information on the restricted stock issued as of June 30, 2007.

Outstanding				First Call Rights Released
		Average	Weighted		Weighted
		Remaining Call	Average		Average
	Number of	Right Life	Purchase	Number of	Purchase
Purchase Price	Shares	(years)	Price	Shares	Price
$2.37	176,108	3.25	$2.37	132,081	$2.37
The Company recorded a total expense of $3,602 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three months ended June 30, 2007.
11. Contingencies
The Company from time to time is engaged in litigation. The Company regularly reviews all pending litigation matters in which it is involved and established reserves deemed appropriate by management for these litigation matters. However, some of these matters are material and an adverse outcome in these matters could have a material adverse effect on its financial condition, results of operations or cash flows. The Company is vigorously defending each of these claims. The Company maintains insurance against product liability claims, but it is possible that its insurance coverage will not continue to be available on terms acceptable to the Company or that such coverage will not be adequate for liability actually incurred.
Product Liability
The Company has been named as a defendant in cases alleging adverse reactions associated with the ingestion of Phenylpropanolamine containing products that the Company allegedly manufactured and sold. Currently, only two of the original 10 cases are pending; none of the cases has proceeded to trial, although the Company intends to vigorously defend these allegations if trials ensue. These actions have been tendered to the Company’s insurance carrier. The remaining eight cases have either been dismissed with prejudice or settled for non-material amounts. In the opinion of management, after consultation with legal counsel and based on currently available information, the

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
ultimate disposition of these matters is not expected to have a material adverse effect on our business, consolidated financial condition or results of operations.
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
Breach of Raw Material Supply Agreement
The Company filed a lawsuit against a supplier of chondroitin in the Superior Court in Orange County, California in June 2005. The complaint alleges breach of contract, negligence, intentional and negligent misrepresentation and other similar claims regarding the supplier’s delivery of chondroitin that the Company believes was adulterated and sub-potent. This material was not incorporated into finished products that were supplied to customers. The supplier filed a counter-claim against the Company for breach of contract and other related claims due to the Company’s refusal to pay the outstanding balance owed for the product. Following a jury trial in February 2007, the Company obtained a jury verdict in its favor for $1.28 million and against the supplier on its counter-claims. The supplier is appealing the verdict. While the Company intends to make every effort to enforce the judgment, there can be no assurance that the Company can collect on this judgment; therefore, the Company has not recorded any amount related to this judgement.
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

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
12. Supplemental Cash Flow Information

	June 30, 2007	June 24, 2006
	(in thousands)
Cash paid during the three months ended:
Interest	$13,445	$13,237
Income taxes, net of refunds received	422	(96)
Non cash increase in capital leases	111	—
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

Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
Selected financial information for the Company’s reportable segments for the three months ended June 30, 2007 and June 24, 2006 is as follows (in thousands):

			Consolidated
	Leiner U.S.	Vita Health	Totals
Three months ended June 30, 2007:
Net sales to external customers	$95,458	$11,986	$107,444
Intersegment sales	327	(264)	—
Depreciation and amortization, excluding deferred financing charges	3,637	354	3,991
Segment operating income (loss)	(17,072)	655	(16,417)
Interest expense, net (1)	9,700	(61)	9,639
Income tax expense	1,188	243	1,431
Segment assets	316,018	43,684	359,702
Additions to property, plant and equipment	740	465	1,205

Three months ended June 24, 2006:
Net sales to external customers	$152,032	$11,878	$163,910
Intersegment sales	474	588	—
Depreciation and amortization, excluding deferred financing charges	3,917	401	4,318
Segment operating income	13,207	566	13,773
Interest expense (income), net (1)	10,143	(98)	10,045
Income tax expense	1,300	441	1,741
Segment assets	383,088	38,876	421,964
Additions to property, plant and equipment	3,004	295	3,299

(1)	Interest expense, net includes the amortization of deferred financing charges.
The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended
	June 30, 2007%		June 24, 2006%
VMS products	$87,542	81%	$100,048	61%
OTC products (1)	7,166	7%	50,040	31%
Contract manufacturing services/Other	12,736	12%	13,822	8%

Total	$107,444	100%	$163,910	100%

(1)	OTC product sales for the three months ended June 30, 2007 primarily represent sales from the Company’s Canadian operations.
14. Financial information for subsidiary guarantor and subsidiary non-guarantor
In connection with the issuance of the 11% senior subordinated notes due 2012 (the “Notes”), the Company’s U.S. based subsidiaries, Leiner Health Services Corp. and Leiner Health Products LLC, guaranteed the payment of principal, premium and interest on the Notes. Since the Company has no independent assets or operations of its own and owns 100% of the guarantor subsidiaries, the disclosure below is presented consolidating the financial information for the Company and its subsidiary guarantors and subsidiary non-guarantors for the periods indicated.

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
Unaudited
(in thousands)

	June 30, 2007
	Company &	Non-	Eliminations and
	Guarantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$4,032	$4,301	$—	$8,333
Accounts receivable, net of allowances	41,112	5,361	—	46,473
Inventories	133,660	17,146	—	150,806
Income tax receivable	904	1,205	—	2,109
Prepaid expenses and other current assets	6,629	1,586	—	8,215

Total current assets	186,337	29,599	—	215,936
Intercompany receivable	33,061	100	(33,161)	—
Property, plant and equipment, net	54,314	9,421	—	63,735
Goodwill	55,019	3,538	—	58,557
Other noncurrent assets	20,448	1,026	—	21,474

Total assets	$349,179	$43,684	$(33,161)	$359,702

LIABILITIES AND SHAREHOLDER’S DEFICIT

Current liabilities:
Accounts payable	$77,610	$3,122	$—	$80,732
Accrued compensation and benefits	8,195	1,201	—	9,396
Customer allowances payable	4,872	808	—	5,680
Accrued interest	1,492	—	—	1,492
Other accrued expenses	9.871	1,015	—	10.886
Current portion of long-term debt	5,988	8	—	5,996

Total current liabilities	108,028	6,154	—	114,182
Intercompany payable	100	33,061	(33,161)	—
Long-term debt	398,726	—	—	398,726
Other noncurrent liabilities	8,892	—	—	8,892

Total liabilities	515,746	39,215	(33,161)	521,800
Shareholder’s deficit:
Common stock	—	—	—	—
Capital in excess of par value	13,480	—	—	13,480
Accumulated deficit	(180,047)	(274)	—	(180,321)
Accumulated other comprehensive income	—	4,743	—	4,743

Total shareholder’s deficit	(166,567)	4,469	—	(162,098)

Total liabilities and shareholder’s deficit	$349,179	$43,684	$(33,161)	$359,702

Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
Audited
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

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended June 30, 2007
	Parent &	Non-	Eliminations and
	Gaurantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$95,785	$11,722	$(63)	$107,444
Cost of sales	77,425	8,938	(63)	86,300

Gross profit	18,360	2,784	—	21,144
Marketing, selling and distribution expenses	11,774	1,179	—	12,953
General and administrative expenses	14,946	798	—	15,744
Research and development expenses	1,255	203	—	1,458
Amortization of other intangibles	91	—	—	91
Restructuring charges	7,315	—	—	7,315
Other operating expense (income)	51	(51)	—	—

Operating income (loss)	(17,072)	655	—	(16,417)
Interest expense (income), net	9,700	(61)	—	9,639

Income (loss) before income taxes	(26,772)	716	—	(26,056)
Provision for income taxes	1,188	243	—	1,431

Net income (loss)	$(27,960)	$473	$—	$(27,487)

Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended June 24, 2006
	Parent &	Non-	Eliminations and
	Gaurantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$152,506	$12,466	$(1,062)	$163,910
Cost of sales	115,083	9,961	(1,062)	123,982

Gross profit	37,423	2,505	—	39,928
Marketing, selling and distribution expenses	14,086	1,108	—	15,194
General and administrative expenses	8,778	887	—	9,665
Research and development expenses	1,063	18	—	1,081
Amortization of other intangibles	282	—	—	282
Other operating expense (income)	7	(74)	—	(67)

Operating income	13,207	566	—	13,773
Interest expense (income), net	10,143	(98)	—	10,045

Income before income taxes	3,064	664	—	3,728
Provision for income taxes	1,300	441	—	1,741

Net income	$1,764	$223	$—	$1,987

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Three months ended June 30, 2007
	Parent &	Non-
	Gaurantor	Guarantor
	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(27,960)	$473	$(27,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,466	354	3,820
Amortization of other intangibles and other contracts	171	—	171
Amortization of deferred financing charges	485	—	485
Restructuring charges	7,315	—	7,315
Provision for doubtful accounts and allowances	411	8	419
Provision for excess and obsolete inventory	1,951	269	2,220
Deferred income taxes	(1,096)	—	(1,096)
Loss on disposal of assets	51	—	51
Stock option compensation expense	6	—	6
Translation adjustment	—	(2,882)	(2,882)
Changes in operating assets and liabilities:
Accounts receivable	19,854	290	20,144
Inventories	(14,693)	(2,479)	(17,172)
Income tax receivable	708	(169)	539
Accounts payable	(5,115)	(282)	(5,397)
Accrued compensation and benefits	1,263	(242)	1,021
Customer allowances payable	(1,754)	229	(1,525)
Accrued interest	(4,170)		(4,170)
Other accrued expenses	(5,729)	85	(5,644)
Other current assets	697	(139)	558
Other liabilities	5,748	—	5,748

Net cash used in operating activities	(18,391)	(4,485)	(22,876)

Investing activities
Additions to property, plant and equipment	(740)	(465)	(1,205)
Decrease in other noncurrent assets	(1,053)	—	(1,053)

Net cash used in investing activities	(1,793)	(465)	(2,258)

Financing activities
Net borrowings under bank revolving credit facility	10,000	—	10,000
Payments under bank term credit facility	(600)	—	(600)
Increase in deferred financing charges	(739)	—	(739)
Net payments on capital leases and other long-term debt	(1,231)	(3)	(1,234)

Net cash provided by (used in) financing activities	7,430	(3)	7,427
Intercompany	(719)	719	—
Effect of exchange rate changes	—	3,323	3,323

Net decrease in cash and cash equivalents	(13,473)	(911)	(14,384)
Cash and cash equivalents at beginning of period	17,506	5,211	22,717

Cash and cash equivalents at end of period	$4,033	$4,300	$8,333

Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Three months ended June 24, 2006
	Parent &	Non-
	Gaurantor	Guarantor
	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net income	$1,764	$223	$1,987
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,490	401	3,891
Amortization of other intangibles and other contracts	427	—	427
Amortization of deferred financing charges	485	—	485
Provision for doubtful accounts and allowances	639	—	639
Provision for excess and obsolete inventory	5,896	95	5,991
Gain on disposal of assets	(2)	(2)	(4)
Stock option compensation expense	7	—	7
Translation adjustment	—	(1,154)	(1,154)
Changes in operating assets and liabilities:
Accounts receivable	10,904	795	11,699
Inventories	(24,507)	(267)	(24,774)
Income tax receivable	1,469	363	1,832
Accounts payable	3,348	(383)	2,965
Accrued compensation and benefits	(1,482)	45	(1,437)
Customer allowances payable	792	135	927
Accrued interest	(3,550)	(68)	(3,618)
Other accrued expenses	(1,386)	(220)	(1,606)
Other	922	(170)	752

Net cash used in operating activities	(784)	(207)	(991)

Investing activities
Additions to property, plant and equipment	(3,004)	(295)	(3,299)
Decrease in other noncurrent assets	(497)	—	(497)

Net cash used in investing activities	(3,501)	(295)	(3,796)

Financing activities
Net borrowings under bank revolving credit facility	5,000	—	5,000
Payments under bank term credit facility	(600)	—	(600)
Proceeds from the exercise of stock options	4	—	4
Net payments on other long-term debt	(1,024)	(3)	(1,027)

Net cash provided by (used in) financing activities	3,380	(3)	3,377
Intercompany	582	(582)	—
Effect of exchange rate changes	—	1,218	1,218

Net increase (decrease) in cash and cash equivalents	(323)	131	(192)
Cash and cash equivalents at beginning of period	3,766	3,965	7,731

Cash and cash equivalents at end of period	$3,443	$4,096	$7,539

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise, the terms “our company,” “we,” “our,” and “us” refer collectively to Leiner Health Products Inc. and its subsidiaries (the “Company”), including Vita Health Products Inc. of Canada (“Vita Health”), a wholly owned subsidiary.
Overview
We are the leading manufacturer of store brand vitamins, minerals and nutritional supplements (“VMS”) products and a supplier of store brand over-the-counter (“OTC”) pharmaceuticals in the U.S. food, drug and mass merchant and warehouse club (“FDMC”) retail market, as measured by U.S. retail sales in 2006. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading FDMC retailers and focus on the fastest-growing of these retailers—the mass merchants and warehouse clubs. In addition to our primary VMS products, we provide contract manufacturing services to consumer products and pharmaceutical companies.
In June 2007, we announced plans to consolidate our manufacturing and packaging operations in the U.S. due to the interruption of our manufacturing of OTC products as complicated by the DRL contract terminations as described in our 2007 Annual Report on Form 10-K. The consolidation plan calls for the closure of, and the reduction of personnel at, our Fort Mill, South Carolina facility and is expected to be completed by September 2007. The Fort Mill manufacturing operations will be transitioned to Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations will be transitioned to our Carson, California facility.
On June 22, 2007, we obtained an Amendment and Waiver (the “Second Amendment”) from our senior lenders under the Credit Facility. The Second Amendment of the Credit Agreement revised the financial covenants both in terms of applicable ratios and by allowing add-backs to EBITDA for certain cash and non-cash charges related to the restructuring of operations due to the suspension of our OTC shipments and subsequent events.
We operate under two separate geographical units, one in the United States and one in Canada. Our U.S. business consists of our U.S. subsidiaries, principally Leiner Health Products, LLC. Our Canadian business consists of Vita Health.
The following discussion explains significant changes in the condensed consolidated financial condition and results of our operations for the three months ended June 30, 2007 (“first quarter of fiscal 2008”), and the significant developments affecting our financial condition since March 31, 2007. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

Results of Operations
The following table summarizes our historical results of operations as a percentage of net sales for the first quarter ended June 30, 2007 and June 24, 2006.

	Percentage of Net Sales (1)
	Three months ended
	June 30, 2007	June 24, 2006
Net sales	100.0%	100.0%
Cost of sales	80.3	75.6

Gross profit	19.7	24.4
Selling, general and administrative expenses	26.7	15.2
Research and development expenses	1.4	0.7
Amortization of other intangibles	0.1	0.2
Restructuring charges	6.8	—
Other operating expense	—	—

Operating income (loss)	(15.3)	8.3
Interest expense, net	9.0	6.1

Income (loss) before income taxes	(24.3)	2.2
Provision for income taxes	1.3	1.1

Net income (loss)	(25.6)%	1.1%

(1)	Due to rounding, individual subtotals and totals may not recalculate.
Net Sales were $107.4 million in the first quarter of fiscal 2008, a decrease of $56.5 million, or 34.4%, from $163.9 million in the first quarter of fiscal 2007. While the first quarters of our fiscal years are typically our lowest sales quarters, approximately $45.8 million of the $56.5 million decrease in net sales in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was a result of the voluntary suspension of our sales of U.S. OTC products. The decrease in net sales for the first quarter of fiscal 2008 was also due to lower sales of joint care, coenzyme Q10 (“CoQ10”) and other multivitamins products in the U.S that was primarily due to timing of promotional events.
U.S. net sales were $95.4 million in the first quarter of fiscal 2008, a decrease of $56.6 million, or 37.2% from $152.0 million in the first quarter of fiscal 2007. The decrease in net sales in the U.S. for the first quarter of fiscal 2008 was primarily due to the voluntary suspension of sales of OTC products. Net sales attributable to our Canadian operations were $12.0 million in the first quarter of fiscal 2008, an increase of $0.1 million, or 0.1%, from $11.9 million in the same period of fiscal 2007. Net sales in the Canadian operations remain relatively the same from year to year.
Regarding our three principal product categories
•	VMS product net sales were $87.5 million in the first quarter of fiscal 2008, a decrease of $12.5 million, or 12.5%, from $100.1 million in the first quarter of fiscal 2007. The decrease in VMS category sales was primarily due to lower sales of joint care, CoQ10 and multivitamins products in the U.S. offset by a slight increase in sales of fish oil products.

•	OTC product net sales were $7.2 million in the first quarter of fiscal 2008, a decrease of $42.9 million, or 85.7% from $50.0 million in the first quarter of fiscal 2007. The decrease in OTC net sales for the three months ended June 30, 2007 was primarily attributable to the voluntary suspension on sales of U.S. OTC products as a result of the FDA inspection in March 2007.

•	Contract manufacturing services net sales were $12.7 million in the first quarter of fiscal 2008, a decrease of $1.1 million, or 7.9%, from $13.8 million in the first quarter of fiscal 2007. The decrease was impacted by the suspension of sales of OTC products to our key contract manufacturing customers.
Cost of sales was at $86.3 million, or 80.3%, of net sales, in the first quarter of fiscal 2008, a decrease of $37.7 million, or 30.4%, from $124.0 million, or 75.6%, of net sales, in the first quarter of fiscal 2007. The cost of sales as a percentage of net sales increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 as a result of costs associated with idle plant capacity due to the suspension of the manufacturing of OTC products.
Gross profit was $21.1 million, or 19.7% of net sales, in the first quarter of fiscal 2008, a decrease of $18.8 million, or 47.0%, from $39.9 million, or 24.4% of net sales in the first quarter of fiscal 2007. Gross profit as a percentage of net sales in the first quarter of fiscal 2008 decreased as a result of lower net sales coupled with higher costs of sales due to idle plant capacity resulting from the suspension of sales of OTC products.
Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $28.7 million, or 26.7% of net sales, in the first quarter of fiscal 2008, an increase of $3.8 million, or 15.4%, from $24.9 million, or 15.2% of net sales, in the same period in the prior year. This is primarily due to increases in consulting and legal costs relating to the FDA observation remediation, partially offset by decreases in selling and distribution expenses related to the decrease in sales volume.
Research and development expenses (“R&D”) were $1.5 million in the first quarter of fiscal 2008 compared to $1.1 million in the first quarter of fiscal 2007.
Amortization of other intangibles decreased by $0.2 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
The restructuring charges in the first quarter of fiscal year 2008 were $7.3 million which reflects severance and other related costs resulting from our plan to consolidate our manufacturing and packaging operations in the U.S.
Other operating expense in the first quarter of fiscal 2007 was $0.1 million.
In the first quarter of fiscal 2008, net interest expense of $9.6 million represents a decrease of $0.4 million from the first quarter of fiscal 2007.
We recorded an income tax provision of $1.4 million in the first quarter of fiscal 2008, compared to a provision of $1.7 million, or 46.7% effective tax rate, in the first quarter of fiscal 2007. The lower effective rate for 2008 is primarily due to a full valuation allowance being recorded on the U.S. operating loss.
Primarily as a result of factors discussed above, a net loss of $27.5 million was recorded in the first quarter of fiscal 2008 compared to a net income of $2.0 million in the first quarter of fiscal 2007.
Credit Agreement EBITDA was $17.5 million for the first quarter of fiscal 2008 compared to Credit Agreement EBITDA of $18.1 million for the first quarter of fiscal 2007. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “Covenant Restrictions” and “Credit Agreement EBITDA” below.
Concentration of Credit Risk and Significant Customers, Suppliers and Products
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade receivables. We sell our products to a geographically diverse customer base in the FDMC retail market. We perform ongoing credit evaluations of our customers and maintain adequate reserves for potential losses.

Our top two customers accounted for the following percentage of gross sales in each respective period:

	June 30,	June 24,
	2007	2006
Customer A	44%	43%
Customer B	25%	23%
Our largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	June 30,	June 24,
	2007	2006
Division 1	25%	24%
Division 2	19%	19%
Our top ten customers in the aggregate accounted for the following percentage of gross sales in each respective period:

	June 30,	June 24,
	2007	2006
Top ten customers	92%	86%
At June 30, 2007 and March 31, 2007, we had gross receivables from two U.S. customers representing approximately 45% and 36% and 62% and 38%, respectively of total receivables.
For the three months ended June 30, 2007 and June 24, 2006, one supplier, excluding purchases by Vita Health, provided approximately 10% of raw materials purchased. No other supplier accounted for more than 10% of our purchases for the three months ended June 30, 2007.
Liquidity and Capital Resources
Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.
As of June 30, 2007, we had outstanding debt of an aggregate amount of $404.7 million, consisting primarily of $10.0 million in Revolver Facility, $232.8 million in principal amount under the Term Facility, $150.0 million under the Notes and an aggregate amount of $11.9 million under our other debt facilities.
Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $232.8 million in term loan outstanding as of June 30, 2007 under the Credit Facility by May 27, 2011 with scheduled principal payments of $1.8 million in fiscal 2008, $2.4 million in each of fiscal 2009 through fiscal 2011, and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.
On September 23, 2005, we obtained an Amendment from our senior lenders under the Credit Facility. The Amendment acknowledges the acquisition of the PFI Business for approximately $22.9 million in cash as a Permitted Acquisition. The Amendment, among other things, (a) modified the “applicable margin” rate, (b) modified existing financial and operating covenants that require, among other things, the maintenance of certain financial ratios, (c) added a new financial covenant of Minimum Liquidity (as defined) of not less than $20.0 million, and (d) modified the calculation of consolidated credit agreement EBITDA. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million. The Amendment is effective for the quarter ended September 24, 2005 and subsequent quarters through the maturity of the Credit Facility.

On June 22, 2007, we obtained a Second Amendment from our senior lenders under the Credit Facility. The Second Amendment of the Credit Agreement revised the financial covenants both in terms of applicable ratios and by allowing add-backs to EBITDA for certain cash and non-cash charges related to the restructuring of operations due to the suspension of our OTC shipments and subsequent events. Pursuant to the Amendment, the senior lenders waived certain rights they may have had regarding any possible defaults or events of default related to such specified events. The Second Amendment also provides for an increase in the interest rates applicable under the Credit Agreement. As a condition to obtaining the consent of the lenders to the foregoing amendments, we paid an amendment fee equal to 0.25% of the aggregate total commitments of senior lenders, or approximately $0.7 million. The Second Amendment is effective for the quarter ended June 30, 2007 and subsequent quarters through the maturity of the Credit Facility. For additional details see “Covenant Restrictions” and “Credit Agreement EBITDA” below.
Borrowings under the Credit Facility bear interest at a base rate per annum plus an “applicable margin” that is based on our leverage ratio. We can choose a base rate of (i) ABR (Alternate base rate) or (ii) LIBOR for our Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds effective rate plus 0.5% or the prime commercial lending rate of UBS AG. The LIBOR rate is determined based on interest periods of one, two, three or six months. As of June 30, 2007, our average interest rates were 9.8% under the Credit Facility. In addition to specified agent and up-front fees, the Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.
At June 30, 2007, we had $10.0 million outstanding under our Revolving Facility. In accordance with our debt agreements, the $50.0 million available under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $5.9 million as of June 30, 2007. These letters of credit are used as security against our lease obligations and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014. The Second Amendment, among other things, requires us to maintain a Minimum Liquidity amount of not less than $10.0 million as of the last day of any fiscal month. Our Minimum Liquidity as of June 30, 2007 was $42.4 million, well above the $10 million requirement.
In the event the net availability under the Revolving Facility plus cash balance falls below the $10.0 million Minimum Liquidity requirement, our equity sponsors have committed to contributing to us an additional $6.5 million in equity.
Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our Revolving Facility will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in the Credit Facility, as amended, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.
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
We were in compliance with all such financial covenants and have exceeded our Minimum Liquidity provision as of June 30, 2007. Our ability to comply in future periods with the financial covenants in the Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.
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
Credit Agreement EBITDA
The table below sets forth EBITDA as defined in the Amendment and the Second Amendment (together, the “Amendments”, which we refer to as “Credit Agreement EBITDA.” Credit Agreement EBITDA as presented below is a financial measure that is used in our Amendments. Credit Agreement EBITDA is not a defined term under U.S. generally accepted accounting principles and should not be considered as an alternative to income from operations or net income (loss) as a measure of operating results or cash flows as a measure of liquidity. Credit Agreement EBITDA is calculated by adjusting net income (loss) to exclude interest expense, depreciation and amortization, income tax expense, expenses incurred in connection with the recapitalization, aggregate amount of all other non-cash items (including non-cash compensation charges), proceeds from business interruption insurance, management fees, expenses related to any permitted acquisition (other than the PFI Acquisition), fees and expenses in connection with the exchange of the Notes, expenses incurred to the extent reimbursed by third parties pursuant to indemnification provisions, any non-cash charges outside the normal course of business that result in an accrual of a reserve for cash charges in any future period, expenses incurred or accrued representing joint care customer in-stock investments, inventory reduction impact and other expenses, expenses incurred in connection with any restructuring, expenses incurred in connection with the employment of professionals to assist restructuring, integration of the PFI Business and the Amendments, non-capitalized transition and integration expenses incurred in connection with the PFI Acquisition, any non-cash charges that result from final accounting adjustments associated with the PFI Acquisition, expenses incurred in connection with operating facilities to provide adequate inventory and to ensure continuous supplies to customers of the PFI Business, pro forma adjustments for estimated lost OTC contribution margin, expenses incurred related to our OTC remediation plans, product recalls, severance related costs and Fort Mill consolidation, our OTC inventory reserve and tangible and intangible write-down, specific litigation costs and potential acquisition costs. In addition, Credit Agreement EBITDA also adjusts net income by all non-cash items increasing consolidated net income (other than accrual of revenue or recording of receivables in the ordinary course of the business) and the reversal of any reserve or the payment of any amount that was reserved. The Credit Facility also provides for adjustments to consolidated net income including, among other things, for asset write-downs. The Amendments require us to comply with a specified debt to Credit Agreement EBITDA leverage ratio and a specified consolidated Credit Agreement EBITDA to interest expense ratio for specified periods. The specific ratios are set out under “Liquidity and Capital Resources” above.
The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Year Ended
	June 30, 2007	June 24, 2006
Net income (loss)	$(27,487)	$1,987
Interest expense, net	9,639	10,045
Provision for income taxes	1,431	1,741
Depreciation and amortization	3,991	4,318
Non-cash stock compensation expense (1)	6	7
Expenses related to permitted acquisition (2)	(17)	—
Restructuring charges (3)	7,315	—
Management fees (4)	—	9
Permitted add-backs (5)	22,615	—

Credit Agreement EBITDA	$17,493	$18,107

(1)	Non-cash compensation expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(2)	Represents cost adjustments in connection with potential acquisition. These expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(3)	Represents expenses incurred in connection with the Company’s plan to consolidate its manufacturing and packaging operations. These expenses are included in restructuring charges in the consolidated statement of operations for the three months ended June 30, 2007.

(4)	Management fees, which primarily include professional fees incurred in connection with the Amendment, are included in other operating expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(5)	The Second Amendment provided add-backs for certain items related to the voluntary suspension of the Company’s OTC shipments.
Sources and Uses of Cash
Net cash used in operating activities totaled $22.9 million and $1.0 million in the first quarter of fiscal 2008 and fiscal 2007, respectively. In the first quarter of fiscal 2008, cash used in operating activities was primarily the result of operating losses of $27.5 million. Additionally, decreases in accounts receivable, resulting from lower sales volume, provided net cash flow of $20.1 million. This was offset by increases in inventory, due to the build up of inventory levels to support anticipated increases in sales volume, which resulted in cash used of $17.2 million. The increase in other liabilities of $5.7 million and the decrease in other accrued expenses of $5.6 million were primarily due to a reclassification of certain income tax liabilities from current to non-current.
Net cash used in investing activities totaled $2.3 million and $3.8 million in the first quarter of fiscal 2008 and fiscal 2007, respectively. The decrease was primarily related to lower capital expenditure in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Capital expenditures were $1.2 million in the first quarter of fiscal 2008 compared to $3.3 million in the first quarter of fiscal 2007. We continue to invest in increasing our internal manufacturing capability and expect that our capital expenditures for fiscal 2008 will be slightly lower than our capital expenditures in fiscal 2007. We will be investing in leasehold improvements as part of our plant consolidation.
Net cash provided by financing activities was $7.4 million in the first quarter of fiscal 2008 compared to $3.4 million in the first quarter of fiscal 2007. Net cash provided in the first quarter of fiscal 2008 represents primarily the borrowings from our Revolving Facility offset by increase in deferred financing charges and payments on capital leases and other term debt.
Critical Accounting Policies and Estimates
Revenue Recognition
The following table summarizes the activities in our accruals for contractual allowances, future chargebacks and product returns (in thousands):

	Reserve for	Reserve for	Reserve for
	Contractual	Future	Product
	Allowances	Chargebacks	Returns
Balance at March 31, 2007	$7,769	$645	$2,014
Current provision	7,267	723	660
Actual returns or credits	(8,967)	(828)	(977)

Balance at June 30, 2007	$6,069	$540	$1,697

Actual returns included products sold in prior fiscal periods of $98,000 and $225,000 for the first quarter of fiscal 2008 and 2007, respectively. We do not have the ability to track actual credits for contractual allowances and future chargebacks by fiscal period because a significant time lag exists between the date on which we determine our contractual liability and when we actually pay the liability. In addition, the documentation provided to us by our customers for such deductions are generally insufficient for us to determine the exact date when the liability may have been accrued on our balance sheet.
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
You should carefully consider the risks described above and in “Item 1A. – Risk Factors.” In our Annual Report on Form 10-K on file with the SEC. Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the first quarter of fiscal 2008. Accordingly, the disclosure provided in the Annual Report on Form 10-K for the year ended March 31, 2007 remains current.

ITEM 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.
(b) Changes in Internal Controls
There has been no significant change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Breach of Raw Material Supply Agreement
We filed a lawsuit against a supplier of chondroitin in the Superior Court in Orange County, California in June 2005. The complaint alleges breach of contract, negligence, intentional and negligent misrepresentation and other similar claims regarding the supplier’s delivery of chondroitin that we believe was adulterated and sub-potent. This material was not incorporated into finished products that were supplied to customers. The supplier filed a counter-claim against us for breach of contract and other related claims due to our refusal to pay the outstanding balance owed for the product. Following a jury trial in February 2007, we obtained a jury verdict in our favor for $1.28 million and against the supplier on its counter-claims. The supplier is appealing the verdict. While we intend to make every effort to enforce the judgment, there can be no assurance that we can collect on this judgment; therefore, we have not recorded any amount related to this judgment.
Other Civil Litigation
From time to time, we are involved in other various legal proceedings arising in the ordinary course of our business operations, such as personal injury claims, employment matters, intellectual property and contractual disputes.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007. If any of these risks occur, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. There are no material changes from the 10-K Risk Factors.
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

Leiner Health Products Inc.
Date: August 14, 2007	By:	/s/ Kevin McDonnell
Kevin McDonnell
Executive Vice President and Chief Financial Officer

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Executive Vice Present and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.2	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002