Form 10-Q
period 2007-09-29
LEINER HEALTH PRODUCTS INC
filed 2007-11-13
CIK 1043055

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. YES ☑ NO ☐
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
For the Quarter Ended September 29, 2007

PART I	Item 1
PART I. Financial Information
Item 1. Financial Statements
Leiner Health Products Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 29, 2007	March 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,352	$22,717
Accounts receivable, net of allowances of $2,686 and $2,014 at September 29, 2007 and March 31, 2007, respectively	48,209	66,600
Inventories	157,873	134,639
Income tax receivable	1,069	2,565
Prepaid expenses and other current assets	8,637	7,982

Total current assets	224,140	234,503
Property, plant and equipment, net	62,154	66,113
Goodwill	58,810	58,284
Other noncurrent assets	20,759	19,718

Total assets	$365,863	$378,618

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$94,502	$85,875
Accrued compensation and benefits	8,162	8,271
Customer allowances payable	5,800	7,153
Accrued interest	5,887	5,662
Other accrued expenses	10,555	9,139
Current portion of long-term debt	6,178	5,905

Total current liabilities	131,084	122,005
Long-term debt	411,582	390,539
Other noncurrent liabilities	9,050	3,145

Total liabilities	551,716	515,689
Commitments and contingencies
Shareholder’s Deficit
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,000 shares issued and outstanding at September 29, 2007 and March 31, 2007	—	—
Capital in excess of par value	13,532	13,520
Treasury stock, 19,568 shares at cost at September 29, 2007 and March 31, 2007	(46)	(46)
Accumulated deficit	(206,666)	(152,414)
Accumulated other comprehensive income	7,327	1,869

Total shareholder’s deficit	(185,853)	(137,071)

Total liabilities and shareholder’s deficit	$365,863	$378,618

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1
Leiner Health Products Inc.
Condensed Consolidated Statements of Operations
Unaudited
(in thousands)

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	$125,592	$197,966	$233,036	$361,876
Cost of sales	107,990	146,976	194,290	270,958

Gross profit	17,602	50,990	38,746	90,918
Marketing, selling and distribution expenses	12,457	17,294	25,410	32,488
General and administrative expenses	15,850	10,796	31,594	20,460
Research and development expenses	1,072	1,096	2,530	2,177
Amortization of other intangibles	91	300	182	582
Restructuring charges	2,712	—	10,027	—
Other operating expense	320	1,179	320	1,112

Operating income (loss)	(14,900)	20,325	(31,317)	34,099
Interest expense, net	11,066	10,110	20,705	20,155

Income (loss) before income taxes	(25,966)	10,215	(52,022)	13,944
Provision for income taxes	379	4,149	1,810	5,891

Net income (loss)	$(26,345)	$6,066	$(53,832)	$8,053

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1
Leiner Health Products Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited
(in thousands)

	Six months ended
	September 29,	September 30,
	2007	2006
Operating activities
Net income (loss)	$(53,832)	$8,053
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	7,591	7,901
Amortization of other intangibles and other contracts	324	874
Amortization of deferred financing charges	1,024	971
Restructuring charges	10,027	—
Provision for doubtful accounts and allowances	1,600	1,953
Provision for excess and obsolete inventory	13,007	6,004
Deferred income taxes	(1,096)	—
Gain (loss) on disposal of assets	333	(37)
Stock option compensation expense	12	12
Translation adjustment	(5,458)	(1,153)
Changes in operating assets and liabilities:
Accounts receivable	17,665	4,690
Inventories	(33,795)	(6,797)
Income tax receivable	1,659	3,686
Accounts payable	8,058	(937)
Accrued compensation and benefits	(329)	76
Customer allowances payable	(1,440)	2,243
Accrued interest	225	(4,852)
Other accrued expenses	(8,764)	(1,422)
Other current assets	104	—
Other liabilities	5,905	901

Net cash provided by (used in) operating activities	(37,180)	22,166

Investing activities
Additions to property, plant and equipment	(2,683)	(8,732)
Proceeds from sale of property, plant and equipment	325	—
Increase in other noncurrent assets	(1,381)	(482)

Net cash used in investing activities	(3,739)	(9,214)

Financing activities
Net borrowings (repayments) under bank revolving credit facility	24,500	(5,000)
Payments under bank term credit facility	(1,200)	(1,800)
Increase in deferred financing charges	(836)	—
Proceeds from the exercise of stock options	—	4
Repurchase of restricted stock	—	(46)
Net payments on capital leases and other long-term debt	(2,097)	(1,459)

Net cash provided by (used in) financing activities	20,367	(8,301)
Effect of exchange rate changes	6,187	1,049

Net increase (decrease) in cash and cash equivalents	(14,365)	5,700
Cash and cash equivalents at beginning of period	22,717	7,731

Cash and cash equivalents at end of period	$8,352	$13,431

See accompanying notes to condensed consolidated financial statements.

PART I	Item 1
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
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments consist of adjustments of a normal recurring nature. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007, which are included in the Company’s Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”) file number 333-33121. Operating results for the three and six months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending March 29, 2008 or any other future periods.
There have been no material changes in the Company’s critical accounting policies and estimates during the second quarter of fiscal 2008. Accordingly, the disclosures provided in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 remains current.
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
On October 17, 2007, the FDA informed the Company that it may distribute previously manufactured OTC products that have been verified to be acceptable based on results of comprehensive independent third-party product quality assessments performed in accordance with the methodology accepted by the FDA. However, the Department of Justice is continuing its investigation of claims relating to the production, control, and distribution of certain OTC drug products at the Company’s Fort Mill facility prior to March 16, 2007. See Note 11 Contingencies for further details.
2. Fiscal Year
The Company maintains a fifty-two/fifty-three week fiscal year. The Company’s fiscal year end will fall on the last Saturday of March each year. The three months ended September 29, 2007 and September 30, 2006 were comprised of 13 and 14 weeks, respectively. The six months ended September 29, 2007 and September 30, 2006 were comprised of 26 and 27 weeks, respectively.

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
4. Fair Values of Debt Instruments
Fair values of the Company’s debt instruments have been determined based on borrowing rates currently available to the Company for loans with similar terms or maturity. The table below provides information about the fair value of the Company’s debt obligations under the Credit Facility and Notes (in thousands):

	September 29, 2007
	Total	Fair Value
Variable rate ($US)	$256,700	$256,700
Average interest rate	9.60%
Fixed rate ($US)	$150,000	$126,000
Average interest rate	11.00%
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
5. Comprehensive Income (loss)
The only component of other accumulated comprehensive income (loss) is the cumulative foreign currency translation adjustment recorded in shareholder’s deficit. The comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income (loss)	$(26,345)	$6,066	$(53,832)	$8,053
Foreign currency translation adjustment	2,584	(1)	5,458	1,153

Comprehensive income (loss)	$(23,761)	$6,065	$(48,374)	$9,206

6. Restructuring Charges
In June 2007, the Company announced plans to consolidate its manufacturing and packaging operations in the U.S. The consolidation plan called for the reduction of personnel and space at the Company’s Fort Mill, South Carolina facility by the end of September 2007. Following the consolidation, the Fort Mill facility continues to function as a distribution center. During the first six months of fiscal 2008, the Company eliminated approximately 602 positions from its Carson, Garden Grove and Valencia, California, Fort Mill, South Carolina, and Wilson, North Carolina locations. The Company continues to implement other aspects of the consolidation plan and expects to be completed by the end of fiscal 2008.

PART I	Item 1
Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
During the first six months of fiscal 2008, the Company recorded $10.0 million of restructuring charges, of which $8.9 million related to costs associated with employee terminations. Other costs included in restructuring charges related to employee retention bonuses, equipment and inventory relocation, employee relocation and other costs totaling $1.1 million.
The following table summarizes the activity and balance in the Company’s severance accrual account as it relates to costs associated with employee terminations (in thousands):

Costs for
Employees
Terminated
Balance at March 31, 2007	$57
New charges	8,935
Cash payments	(3,937)

Balance at September 29, 2007	$5,055

7. Inventories
Inventories consist of the following (in thousands):

	September 29, 2007	March 31, 2007
Inventories:
Raw materials, bulk vitamins and packaging materials	$35,875	$22,181
Work-in-process	68,295	59,721
Finished products	53,703	52,737

	$157,873	$134,639

8. Debt
Long term debt consists of (in thousands):

	September 29,
	2007	March 31, 2007
Credit Facility:
Revolving facility	$24,500	$—
Term facility	232,200	233,400

Total credit facility	256,700	233,400
Senior subordinated notes	150,000	150,000
Capital lease obligations	7,960	9,444
Industrial development revenue bond loan	3,100	3,600

	417,760	396,444
Less current portion	(6,178)	(5,905)

Total long-term debt	$411,582)	$390,539

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
The Company recorded an income tax provision of $0.4 million or a 1.5% effective tax rate for the three months ended September 29, 2007, compared to a tax provision of $4.1 million or a 40.6% effective tax rate for the three months ended September 30, 2006. The Company recorded an income tax provision of $1.8 million or a 3.5% effective tax rate for the six months ended September 29, 2007, compared to a tax provision of $5.9 million or a 42.2% effective tax rate for the six months ended September 30, 2006.
The effective tax rate for the three and six months ended September 29, 2007 is substantially different from the effective rate for the three and six months ended September 30, 2006 primarily due to the fact that the U.S. Company recorded a full valuation allowance against its year to date operating loss. The valuation allowance on U.S. deferred tax assets was recorded due to uncertainty over the future realization of U.S. operating loss carryovers. Any additional U.S. operating loss carryovers generated in fiscal 2008 will result in further increases in the valuation allowance against U.S. deferred tax assets.
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
The amount of unrecognized tax benefits as of April 1, 2007, was $4.9 million which, if ultimately recognized, would reduce the Company’s annual effective tax rate. During the quarter ended September 29, 2007, the amount of unrecognized tax benefits was reduced by $0.3 million as a result of a settlement made with certain taxing authorities.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for the years before 2003. The Company estimates that unrecognized tax benefits of approximately $1.9 million would be recognized within the next twelve months if the statute of limitation expires without the relevant taxing authorities examining the applicable returns.
The Company recognizes accrued interest and relevant penalties, if applicable, related to unrecognized tax benefits in income tax expense for all periods presented. As of April 1, 2007, the Company accrued approximately $1.2 million for the payment of interest and penalties on unrecognized tax benefits. As of September 29, 2007, the

PART I	Item 1
Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
Company has accrued an additional $0.1 million for the payment of interest and penalties on unrecognized tax benefits.
10. Share Based Compensation
2004 Option Plan
The following table summarizes the information on options outstanding as of September 29, 2007:

Outstanding				Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise price	Shares	Life (years)	Price	Shares	Price
$2.37	108,058	8.26	$2.37	33,779	$2.37
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model.
The Company recorded a total expense of $2,337 and $4,674 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and six months ended September 29, 2007, respectively. The Company recorded a total expense of $1,691 and $4,580 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and six months ended September 30, 2006, respectively. The weighted-average per share, fair value of options granted during fiscal 2005 and fiscal 2006 was $0.35. As of September 29, 2007, there was $18,885 of total unrecorded and unrecognized compensation expense related to nonvested share-based compensation under the 2004 Option Plan. That cost is expected to be recorded and recognized over a weighted average period of 2.1 years.
Restricted Stock Plan
The following table summarizes the information on the restricted stock issued as of September 29, 2007.

Outstanding				First Call Rights Released
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Call Right	Purchase	Number of	Purchase
Purchase Price	Shares	Life (years)	Price	Shares	Price
$2.37	176,108	2.75	$2.37	132,081	$2.37
The Company recorded a total expense of $3,602 and $7,204 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and six months ended September 29, 2007, respectively. The Company recorded a total expense of $3,658 and $7,660 as share-based compensation under general and administrative expense in the condensed consolidated statement of operations for the three and six months ended September 30, 2006, respectively. As of September 29, 2007, there was $39,624 of total unrecorded and unrecognized compensation expense related to the restricted stock plan. That cost is expected to be recorded and recognized over a weighted average period of 2.75 years.
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
Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
Department of Justice Investigation
On September 5, 2007, the Company became aware of a Department of Justice investigation relating to the production, control, and distribution of certain OTC drug products at the Company’s Fort Mill facility. The Company believes that the investigation concerns certain activities relating to the observations included in a Form 483 report it received from the FDA on March 16, 2007 relating to its OTC drug operations in the Company’s Fort Mill facility. The Company intends to cooperate fully with this investigation.
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
The DRL Agreements provided Leiner LLC with a supply of certain active pharmaceutical ingredient and bulk tablets used to manufacture certain over-the-counter (“OTC”) products and, in the case of the OTC Distribution Agreement, exclusive access to OTC switch products developed by DRL. DRL informed the Company that it intends to enter into the Company’s OTC market by directly packaging, marketing and distributing OTC products manufactured from the active pharmaceutical ingredients and bulk tablets that it previously supplied and would have been obligated to supply to the Company under the DRL Agreements.
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
Breach of Raw Material Supply Agreement
The Company filed a lawsuit against a supplier of chondroitin in the Superior Court in Orange County, California in June 2005. The complaint alleges breach of contract, negligence, intentional and negligent misrepresentation and other similar claims regarding the supplier’s delivery of chondroitin that the Company believes was adulterated and sub-potent. This material was not incorporated into finished products that were supplied to customers. The supplier filed a counter-claim against the Company for breach of contract and other related claims due to the Company’s refusal to pay the outstanding balance owed for the product. Following a jury trial in February 2007, the Company obtained a jury verdict in its favor for $1.28 million and against the supplier on its counter-claims. The supplier is appealing the verdict; the Company is appealing the judge ruling denying its request for attorneys’ fees. The Company recently entered into a settlement agreement pursuant to which the Company will receive $825,000 and the parties will dismiss with prejudice their respective appeals. As of September 29, 2007, the Company recorded the $825,000 in accounts receivable on the consolidated balance sheet.
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
Other Civil Litigation
From time to time, the Company is involved in other various legal proceedings arising in the ordinary course of its business operations, such as personal injury claims, employment matters, intellectual property claims and contractual disputes. While the outcome of any of these proceedings and claims cannot be predicted with certainty, management believes that it has provided adequate reserves for these claims and does not believe the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
12. Supplemental Cash Flow Information

	Six Months Ended
	September 29, 2007	September 30, 2006
	(in thousands)
Cash paid during the period ended:
Interest	$19,632	$24,016
Income taxes, net of refunds received	(334)	2,120
Non cash increase in capital leases	111	1,213
Cash interest paid during the first six months of fiscal 2007, as compared to the same period in fiscal 2008, was higher due to the timing of interest payments, which resulted in one additional payment being made in fiscal 2007.
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
Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
(continued)
Selected financial information for the Company’s reportable segments for the three months and six months ended September 29, 2007 and September 30, 2006 is as follows (in thousands):

			Consolidated
	Leiner U.S.	Vita Health	Totals
Three months ended September 29, 2007:
Net sales to external customers	$111,435	$14,157	$125,592
Intersegment sales	298	44	—
Depreciation and amortization, excluding deferred financing charges	3,558	366	3,924
Segment operating income (loss)	(15,802)	902	(14,900)
Interest expense (income), net (1)	11,117	(51)	11,066
Income tax expense	25	354	379
Segment assets	317,879	47,984	365,863
Additions to property, plant and equipment	1,273	205	1,478
Three months ended September 30, 2006:
Net sales to external customers	$184,538	$13,428	$197,966
Intersegment sales	525	522	—
Depreciation and amortization, excluding deferred financing charges	4,055	402	4,457
Segment operating income	19,607	718	20,325
Interest expense (income), net (1)	10,071	39	10,110
Income tax expense	4,019	130	4,149
Segment assets	377,650	39,744	417,394
Additions to property, plant and equipment	5,897	749	6,646
Six months ended September 29, 2007:
Net sales to external customers	$206,892	$26,144	$233,036
Intersegment sales	625	(228)	—
Depreciation and amortization, excluding deferred financing charges	7,195	720	7,915
Segment operating income (loss)	(32,875)	1,558	(31,317)
Interest expense (income), net (1)	20,817	(112)	20,705
Income tax expense	1,213	597	1,810
Segment assets	317,879	47,984	365,863
Additions to property, plant and equipment	2,013	670	2,683
Six months ended September 30, 2006:
Net sales to external customers	$336,569	$25,307	$361,876
Intersegment sales	1,000	1,110	—
Depreciation and amortization, excluding deferred financing charges	7,972	803	8,775
Segment operating income	32,814	1,285	34,099
Interest expense (income), net (1)	20,214	(59)	20,155
Income tax expense	5,319	572	5,891
Segment assets	377,650	39,744	417,394
Additions to property, plant and equipment	8,901	1,044	9,945

(1)	Interest expense, net includes the amortization of deferred financing charges.

PART I	Item 1
Leiner Health Products Inc.
Notes to Condensed Consolidated Financial Statements
Unaudited
The following table sets forth the net sales of the Company’s VMS, OTC pharmaceutical and other product lines for the periods indicated (dollar amounts in thousands):

	Three months ended				Six months ended
	September 29,		September 30,		September 29,		September 30,
	2007	%	2006	%	2007	%	2006	%

VMS products	$101.158	80%	$122,338	62%	$188,701	81%	$222,381	61%
OTC products (1)	9,729	8%	60,483	30%	16,902	7%	110,523	31%
Contract manufacturing services/Other	14,705	12%	15,145	8%	27,433	12%	28,972	8%

Total	$125,592	100%	$197,966	100%	$233,036	100%	$361,876	100%

(1)	OTC product sales for the three months and six months ended September 29, 2007 primarily represent sales from the Company’s Canadian operations.
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
Leiner Health Products Inc.
Condensed Consolidating Balance Sheets
Unaudited
(in thousands)

	September 29, 2007
	Company &	Non-	Eliminations and
	Guarantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,016	$4,336		$8,352
Accounts receivable, net of allowances	41,674	6,535		48,209
Inventories	138,572	19,301		157,873
Income tax receivable	(191)	1,260		1,069
Prepaid expenses and other current assets	6,929	1,708		8,637

Total current assets	191,000	33,140	—	224,140
Intercompany receivable	32,330	44	(32,374)	—
Property, plant and equipment, net	52,245	9,909		62,154
Goodwill	55,019	3,791		58,810
Other noncurrent assets	19,659	1,100		20,759

Total assets	$350,253	$47,984	$(32,374)	$365,863

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$89,958	$4,544	$—	$94,502
Accrued compensation and benefits	6,532	1,630	—	8,162
Customer allowances payable	5,164	636	—	5,800
Accrued interest	5,887	—	—	5,887
Other accrued expenses	9,364	1,191	—	10,555
Current portion of long-term debt	6,178	—	—	6,178

Total current liabilities	123,083	8,001	—	131,084
Intercompany payable	44	32,330	(32,374)	—
Long-term debt	411,582	—		411,582
Other noncurrent liabilities	9,050	—		9,050

Total liabilities	543,759	40,331	(32,374)	551,716
Shareholder’s deficit:
Common stock	—	—	—	—
Capital in excess of par value	13,532	—	—	13,532
Treasury stock	(46)	—	—	(46)
Accumulated deficit	(206,992)	326	—	(206,666)
Accumulated other comprehensive income	—	7,327	—	7,327

Total shareholder’s deficit	(193,506)	7,653	—	(185,853)

Total liabilities and shareholder’s deficit	$350,253	$47,984	$(32,374)	$365,863

PART I	Item 1
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
Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended September 29, 2007
	Parent &	Non-	Eliminations and
	Guarantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$111,733	$14,201	$(342)	$125,592
Cost of sales	97,202	11,130	(342)	107,990

Gross profit	14,531	3,071	—	17,602
Marketing, selling and distribution expenses	11,140	1,317	—	12,457
General and administrative expenses	15,060	790	—	15,850
Research and development expenses	980	92	—	1,072
Amortization of other intangibles	91	—	—	91
Restructuring charges	2,712	—	—	2,712
Other operating expense (income)	350	(30)	—	320

Operating income (loss)	(15,802)	902	—	(14,900)
Interest expense (income), net	11,117	(51)	—	11,066

Income (loss) before income taxes	(26,919)	953	—	(25,966)
Provision for income taxes	25	354	—	379

Net income (loss)	$(26,944)	$599	$—	$(26,345)

PART 1	Item 1
Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Three months ended September 30, 2006
	Parent &	Non-	Eliminations and
	Guarantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$185,063	$13,950	$(1,047)	$197,966
Cost of sales	137,074	10,949	(1,047)	146,976

Gross profit	47,989	3,001	—	50,990
Marketing, selling and distribution expenses	15,954	1,340	—	17,294
General and administrative expenses	9,837	959	—	10,796
Research and development expenses	1,075	21	—	1,096
Amortization of other intangibles	300	—	—	300
Other operating expense (income)	1,216	(37)	—	1,179

Operating income	19,607	718	—	20,325
Interest expense, net	10,071	39	—	10,110

Income before income taxes	9,536	679	—	10,215
Provision for income taxes	4,019	130	—	4,149

Net income	$5,517	$549	$—	$6,066

PART I	Item 1
Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Six months ended September 29, 2007
	Parent &	Non-	Eliminations and
	Guarantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$207,517	$25,916	$(397)	$233,036
Cost of sales	174,627	20,060	(397)	194,290

Gross profit	32,890	5,856	—	38,746
Marketing, selling and distribution expenses	22,914	2,496	—	25,410
General and administrative expenses	30,005	1,589	—	31,594
Research and development expenses	2,235	295	—	2,530
Amortization of other intangibles	182	—	—	182
Restructuring charges	10,027	—	—	10,027
Other operating expense (income)	402	(82)	—	320

Operating income (loss)	(32,875)	1,558	—	(31,317)
Interest expense (income), net	20,817	(112)	—	20,705

Income (loss) before income taxes	(53,692)	1,670	—	(52,022)
Provision for income taxes	1,213	597	—	1,810

Net income (loss)	$(54,905)	$1,073	$—	$(53,832)

PART I	Item 1
Leiner Health Products Inc.
Condensed Consolidating Statement of Operations
Unaudited
(in thousands)

	Six months ended September 30, 2006
	Parent &	Non-	Eliminations and
	Guarantor	Guarantor	Consolidating
	Subsidiaries	Subsidiaries	Entries	Consolidated
Net sales	$337,569	$26,417	$(2,110)	$361,876
Cost of sales	252,157	20,911	(2,110)	270,958

Gross profit	85,412	5,506	—	90,918
Marketing, selling and distribution expenses	30,040	2,448	—	32,488
General and administrative expenses	18,616	1,844	—	20,460
Research and development expenses	2,137	40	—	2,177
Amortization of other intangibles	582	—	—	582
Other operating expense (income)	1,223	(111)	—	1,112

Operating income	32,814	1,285	—	34,099
Interest expense (income), net	20,214	(59)	—	20,155

Income before income taxes	12,600	1,344	—	13,944
Provision for income taxes	5,319	572	—	5,891

Net income	$7,281	$772	$—	$8,053

PART 1	Item 1
Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Six months ended September 29, 2007
	Parent &	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net income (loss)	$(54,904)	$1,072	$(53,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,871	720	7,591
Amortization of other intangibles and other contracts	324	—	324
Amortization of deferred financing charges	1,024	—	1,024
Restructuring charges	10,027	—	10,027
Provision for doubtful accounts and allowances	1,586	14	1,600
Provision for excess and obsolete inventory	12,464	543	13,007
Deferred income taxes	(1,096)	—	(1,096)
Loss on disposal of assets	327	6	333
Stock option compensation expense	12	—	12
Translation adjustment	—	(5,458)	(5,458)
Changes in operating assets and liabilities:
Accounts receivable	18,117	(452)	17,665
Inventories	(30,118)	(3,677)	(33,795)
Income tax receivable	1,803	(144)	1,659
Accounts payable	7,233	825	8,058
Accrued compensation and benefits	(400)	70	(330)
Customer allowances payable	(1,462)	22	(1,440)
Accrued interest	225	—	225
Other accrued expenses	(8,948)	184	(8,764)
Other current assets	254	(150)	104
Other liabilities	5,906	—	5,906

Net cash used in operating activities	(30,755)	(6,425)	(37,180)

Investing activities
Additions to property, plant and equipment	(2,013)	(670)	(2,683)
Proceeds from sale of fixed assets	325	—	325
Decrease in other noncurrent assets	(1,381)	—	(1,381)

Net cash used in investing activities	(3,069)	(670)	(3,739)

Financing activities
Net borrowings under bank revolving credit facility	24,500	—	24,500
Payments under bank term credit facility	(1,200)	—	(1,200)
Increase in deferred financing charges	(836)	—	(836)
Net payments on capital leases and other long-term debt	(2,086)	(11)	(2,097)

Net cash provided by (used in) financing activities	20,378	(11)	20,367
Intercompany	(44)	44	—
Effect of exchange rate changes	—	6,187	6,187

Net decrease in cash and cash equivalents	(13,490)	(875)	(14,365)
Cash and cash equivalents at beginning of period	17,506	5,211	22,717

Cash and cash equivalents at end of period	$4,016	$4,336	$8,352

PART I	Item 1
Leiner Health Products Inc.
Condensed Consolidating Statement of Cash Flows
Unaudited
(in thousands)

	Six months ended September 30, 2006
	Parent &	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Net income	$7,281	$772	$8,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,098	803	7,901
Amortization of other intangibles and other contracts	874	—	874
Amortization of deferred financing charges	971	—	971
Provision for doubtful accounts and allowances	1,953	—	1,953
Provision for excess and obsolete inventory	5,896	108	6,004
Gain on disposal of assets	(36)	(1)	(37)
Stock option compensation expense	12	—	12
Translation adjustment	—	(1,153)	(1,153)
Changes in operating assets and liabilities:
Accounts receivable	4,337	353	4,690
Inventories	(5,711)	(1,086)	(6,797)
Income tax payable	4,559	(873)	3,686
Accounts payable	(2,040)	1,103	(937)
Accrued compensation and benefits	55	21	76
Customer allowances payable	2,240	3	2,243
Accrued interest	(4,783)	(69)	(4,852)
Other accrued expenses	(1,207)	(215)	(1,422)
Other	939	(38)	901

Net cash provided by (used in) operating activities	22,438	(272)	22,166

Investing activities
Additions to property, plant and equipment	(7,688)	(1,044)	(8,732)
Increase in other noncurrent assets	(482)	—	(482)

Net cash used in investing activities	(8,170)	(1,044)	(9,214)

Financing activities
Net borrowings under bank revolving credit facility	(5,000)	—	(5,000)
Payments under bank term credit facility	(1,800)	—	(1,800)
Proceeds from the exercise of stock options	4	—	4
Repurchase of restricted stock	(46)	—	(46)
Net payments on other long-term debt	(1,454)	(5)	(1,459)

Net cash used in financing activities	(8,296)	(5)	(8,301)
Intercompany	450	(450)	—
Effect of exchange rate changes	—	1,049	1,049

Net increase (decrease) in cash and cash equivalents	6,422	(722)	5,700
Cash and cash equivalents at beginning of period	3,766	3,965	7,731

Cash and cash equivalents at end of period	$10,188	$3,243	$13,431

PART I	Item 2
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
Overview
We are the leading manufacturer of store brand vitamins, minerals and nutritional supplements (“VMS”) products and a supplier of store brand over-the-counter (“OTC”) pharmaceuticals in the U.S. food, drug and mass merchant and warehouse club (“FDMC”) retail market, as measured by U.S. retail sales in 2006. Most of our products are manufactured for our customers to sell as their own store brands. We have long-term relationships with leading FDMC retailers and focus on the fastest-growing of these retailers — the mass merchants and warehouse clubs. In addition to our primary VMS products, we provide contract manufacturing services to consumer products and pharmaceutical companies.
On October 17, 2007, the FDA informed us that we may distribute previously manufactured OTC products that are verified to be acceptable based on results of comprehensive independent third-party product quality assessments being performed in accordance with the methodology accepted by the FDA. In March 2007, we suspended production and distribution of our OTC products in all of our locations and voluntarily recalled all OTC products in April 2007.
On September 5, 2007, we became aware of a Department of Justice investigation relating to the production, control, and distribution of certain OTC drug products at the Company’s Fort Mill facility prior to March 16, 2007. The Company believes the Department of Justice is continuing its investigation. See Part II, Item 1 Legal Proceedings.
We are currently reviewing the next steps in our OTC business. We expect to begin to re-distribute certain segments of our OTC inventory beginning in the quarter ending December 2007. We are continuing our remediation efforts and expect to resume manufacturing and packaging of new OTC products once we receive concurrence from the FDA.
In June 2007, we announced plans to consolidate our manufacturing and packaging operations in the U.S. due to the interruption of our manufacturing of OTC products as complicated by the DRL contract terminations as described in our 2007 Annual Report on Form 10-K. The consolidation plan called for the closure of, and the reduction of personnel at, our Fort Mill, South Carolina facility by the end of September 2007. The Fort Mill manufacturing operations was transitioned to our Wilson, North Carolina and Garden Grove, California facilities, and its packaging operations was transitioned to our Carson, California facility. We continue to implement other aspects of the consolidation plan and expect to be completed by the end of fiscal 2008.
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
The following discussion explains significant changes in the condensed consolidated financial condition and results of our operations for the three months ended September 29, 2007 (“second quarter of fiscal 2008”) and six months ended September 29, 2007, and the significant developments affecting our financial condition since March 31, 2007. The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007, which are included in our Annual Report on Form 10-K, on file with the Securities and Exchange Commission (“SEC”).

PART I	Item 2
Results of Operations
The following table summarizes our historical results of operations as a percentage of net sales for the three months and six months ended September 29, 2007 and September 30, 2006.

	Percentage of Net Sales (1)		Percentage of Net Sales (1)
	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0	74.2	83.4	74.9

Gross profit	14.0	25.8	16.6	25.1
Selling, general and administrative expenses	22.5	14.2	24.5	14.7
Research and development expenses	0.9	0.6	1.1	0.6
Amortization of other intangibles	0.1	0.2	0.1	0.2
Restructuring charges	2.2	—	4.3	—
Other operating expense	0.2	0.6	—	0.3

Operating income (loss)	(11.9)	10.2	(13.4)	9.3
Interest expense, net	8.8	5.1	8.9	5.6

Income (loss) before income taxes	(20.7)	5.1	(22.3)	3.7
Provision for income taxes	0.3	2.1	0.8	1.6

Net income (loss)	(21.0)%	3.0%	(23.1)%	2.1%

(1)	Due to rounding, individual subtotals and totals may not recalculate.
Net Sales were $125.6 million in the second quarter of fiscal 2008, a decrease of $72.4 million, or 36.6%, from $198.0 million in the second quarter of fiscal 2007. For the first six months of fiscal 2008, net sales totaled $233.0 million, a decrease of $128.9 million, or 35.6%, from $361.9 million. Overall, approximately $55.1 million of the $72.4 million decrease in the second quarter and approximately $101.4 million of the $128.8 million decrease for the first six months of fiscal 2008 were primarily attributable to the voluntary suspension of our sales of U.S. OTC products. Additionally, the second quarter and the six months ended September 30, 2006 of the prior fiscal year included an additional week. The decrease in net sales for the second quarter of fiscal 2008 was also due to lower Vitamin, Mineral and Supplement (VMS) sales as a result of logistic challenges. For the first six months of fiscal 2008, the decrease in net sales was also due to lower sales of CoQ10, joint care and multivitamins products partially caused by logistic challenges, slightly offset by an increase in sales of fish oil products.
U.S. net sales were $111.4 million in the second quarter of fiscal 2008, a decrease of $73.1 million, or 39.6% from $184.5 million in the second quarter of fiscal 2007. For the first six months of fiscal 2008, U.S. net sales were $206.9 million, a decrease of $129.7 million, or 38.5%, from $336.6 million for the first six months of fiscal 2007. The decrease in net sales in the U.S. for the second quarter and the first six months of fiscal 2008 was primarily due to the voluntary suspension of sales of OTC products as well as logistic challenges. Net sales attributable to our Canadian operations were $14.2 million in the second quarter of fiscal 2008, an increase of $0.8 million, or 6.0%, compared to $13.4 million in the same period of fiscal 2007. For the first six months of fiscal 2008, net sales in the Canadian operations were $26.1 million, an increase of $0.8 million, or 3.2%, compared to $25.3 million for the same period of fiscal 2007. Additionally, net sales for the U.S and Canadian operations in the second quarter and the six months ended September 30, 2006 included an additional week.
Regarding our three principal product categories:
•	VMS product net sales were $101.2 million in the second quarter of fiscal 2008, a decrease of $21.1 million, or 17.3%, from $122.3 million in the second quarter of fiscal 2007. During the first six months of fiscal 2008, VMS net sales were $188.7 million, a decrease of $33.7 million, or 15.2%, from $222.4 million for the first six months of fiscal 2007. Sales in the VMS category in the second quarter and the first six months of fiscal 2008 were lower due primarily to logistic challenges. In addition, the same periods in fiscal 2007 included an additional week.

PART I	Item 2
•	OTC sales activity was primarily from our Canadian operations in fiscal 2008. OTC product net sales were $9.7 million in the second quarter of fiscal 2008, a decrease of $50.8 million, or 84.0% from $60.5 million in the second quarter of fiscal 2007. During the first six months of fiscal 2008, net sales of OTC products were $16.9 million, a decrease of $93.6 million, or 84.7%, compared to $110.5 million for the first six months of fiscal 2007. The decrease in OTC net sales for the second quarter and the first six months of fiscal 2008 were primarily attributable to the voluntary suspension on sales of U.S. OTC products as a result of the FDA inspection in March 2007. In addition, the second quarter and the first six months of fiscal 2007 contained an additional week.

•	Contract manufacturing services net sales were $14.7 million in the second quarter of fiscal 2008, a decrease of $0.4 million, or 2.6%, from $15.1 million in the second quarter of fiscal 2007. During the first six months of fiscal 2008, contract manufacturing services net sales were $27.4 million, a decrease of $1.6 million, or 5.5%, compared to $29.0 million for the first six months of fiscal 2007. The decrease in the first six months of fiscal 2008 was impacted by the suspension of sales of OTC products to our key contract manufacturing customers. Additionally, net sales on contract manufacturing services in the second quarter and the first six months of fiscal 2008 were negatively impacted due to the same periods of fiscal 2007 containing an additional week.
Cost of sales was at $108.0 million, or 86.0%, of net sales, in the second quarter of fiscal 2008, a decrease of $39.0 million, or 26.5%, from $147.0 million, or 74.2%, of net sales, in the second quarter of fiscal 2007. During the first six months of fiscal 2008, cost of sales were $194.3 million, or 83.4%, of net sales, a decrease of $76.7 million, or 28.3%, compared to $271.0 million, or 74.9%, of net sales for the same period in fiscal 2007. The increase in cost of sales as a percentage of net sales in the second quarter and the first six months of fiscal 2008 compared to the same periods of fiscal 2007 were primarily a result of costs associated with idle plant capacity due to the suspension of the manufacturing of OTC products and the establishment of additional reserves for the OTC products.
Gross profit was $17.6 million, or 14.0% of net sales, in the second quarter of fiscal 2008, a decrease of $33.4 million, or 65.5%, from $51.0 million, or 25.8% of net sales in the same period of fiscal 2007. During the six months of fiscal 2008, gross profit was $38.7 million, or 16.6% of net sales, a decrease of $52.2 million, or 57.4% from $90.9 million, or 25.1% of net sales for the same period in fiscal 2007. Gross profit as a percentage of net sales in the second quarter and the first six months of fiscal 2008 decreased as a result of lower net sales coupled with higher costs of sales due to idle plant capacity resulting from the suspension of sales of OTC products.
Selling, general and administrative expenses (“SG&A”) consist of (1) marketing, selling and distribution expenses, which include components such as advertising costs, selling costs, warehousing, shipping and handling and (2) general and administrative expenses, which include components such as administrative functions to support manufacturing activities, salaries, wages and benefit costs, travel and entertainment, professional services and facility costs. SG&A were $28.3 million, or 22.5% of net sales, in the second quarter of fiscal 2008, an increase of $0.2 million, or 0.7%, from $28.1 million, or 14.2% of net sales, in the same period in the prior year. During the first six months of fiscal 2008, SG&A were $57.0 million, or 24.5% of net sales, an increase of $4.1 million, or 7.8% of net sales, compared to $52.9 million, or 14.7% of net sales for the same period in the prior year. The increase in SG&A in fiscal 2008 was primarily due to increases in consulting and legal costs relating to the FDA observation remediation, partially offset by decreases in selling and distribution expenses related to the decrease in sales volume.
Research and development expenses (“R&D”) were $1.1 million and $2.5 million in the second quarter and the first six months of fiscal 2008, respectively, compared to $1.1 million and $2.2 million in the same periods of fiscal 2007, respectively.
Amortization of other intangibles was $0.1 million and $0.2 million in the second quarter and the first six months of fiscal 2008, respectively.
The restructuring charges in the second quarter and the first six months of fiscal year 2008 were $2.7 million and $10.0 million, respectively. Restructuring charges consist of severance and other related costs resulting from our plan to consolidate our manufacturing and packaging operations in the U.S.
Other operating expenses were $0.3 million and $0.3 million in the second quarter and the first six months of fiscal 2008, respectively, compared to $1.2 million and $1.1 million for the same periods in the prior year, respectively. Other operating expense for the second quarter and the first six months of fiscal 2008 included $0.3 million in loss on disposal of assets. Other operating expense for the second quarter and the first six months of the prior year were higher primarily due to the accrual of management fees of $1.3 million.

PART I	Item 2
Net interest expense were $11.1 million and $20.7 million in the second quarter and the first six months of fiscal 2008, respectively, compared to $10.1 million and the $20.2 million in the same periods of the prior year, respectively. The increase in net interest expense in fiscal 2008 was primarily due to increases in outstanding indebtedness and interest rates.
We recorded an income tax provision of $0.4 million and $1.8 million in the second quarter and the first six months of fiscal 2008, respectively, compared to a provision of $4.1 million or a 40.6% effective tax rate, and $5.9 million or a 42.2% effective tax rate in the second quarter and the first six month of fiscal 2007, respectively.
Primarily as a result of factors discussed above, a net loss of $26.3 million was recorded in the second quarter of fiscal 2008 compared to a net income of $6.1 million in the first quarter of fiscal 2007. For the first six months of fiscal 2008, we recorded a net loss of $53.8 million compared to a net income of $8.1 million in the same period of the prior year.
Credit Agreement EBITDA was $26.6 million and $44.1 million for the second quarter and the first six months of fiscal 2008, respectively, compared to Credit Agreement EBITDA of $26.1 million and $44.2 million for the second quarter and the first six months of fiscal 2007. Our Credit Agreement EBITDA on a trailing twelve month basis was $95.1 million. The trailing twelve month EBITDA was calculated based on the summation of the last four fiscal quarter EBITDA amounts plus $6.2 million of EBITDA addbacks relating to quarter four of fiscal 2007 that were not included in the original EBITDA calculation. Details of the definition and calculation of the Credit Agreement EBITDA can be found under “Covenant Restrictions” and “Credit Agreement EBITDA” below.
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
Our top two customers accounted for the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Customer A	42%	44%	43%	44%
Customer B	25%	25%	25%	24%
Our largest customer has two retail divisions that, if viewed as separate entities, would constitute the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Division 1	24%	24%	25%	24%
Division 2	18%	20%	18%	20%
Our top ten customers in the aggregate accounted for the following percentage of gross sales in each respective period:

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Top ten customers	90%	86%	91%	86%
At September 29, 2007 and March 31, 2007, we had gross receivables from two U.S. customers representing approximately 41% and 31% and 62% and 38%, respectively of total receivables.

PART I	Item 2
For the three months and six months ended September 29, 2007 and September 29, 2006, one supplier, excluding purchases by Vita Health, provided approximately 10% of raw materials purchased. No other supplier accounted for more than 10% of our purchases for the three months and six months ended September 29, 2007.
Liquidity and Capital Resources
Our liquidity needs arise primarily from debt service on our substantial indebtedness and from the funding of our capital expenditures, ongoing operating costs and working capital.
In addition to the debt service, capital expenditure, ongoing operating costs and working capital requirements, we may have significant requirements to fund the costs associated with the Department of Justice investigation and implementation of new VMS cGMP compliance requirements.
The volume of our business has changed in the six months ended September 29, 2007, due principally to the suspension of our OTC business. Net cash used in operating activities totaled $37.2 million for the six months ended September 29, 2007, compared to net cash provided by operating activities of $22.2 million for the same period in fiscal 2007. The cash balance as of September 29, 2007, totaled $8.4 million compared to $13.4 million at September 30, 2006.
As of September 29, 2007, we had outstanding debt of an aggregate amount of $417.8 million, consisting primarily of $24.5 million in Revolver Facility, $232.2 million in principal amount under the Term Facility, $150.0 million under the Notes and an aggregate amount of $11.1 million under our other debt facilities.
Principal and interest payments under the Term Facility and the Revolving Facility, together with principal and interest payments on the Notes, represent significant liquidity requirements for us. We are required to repay the $232.2 million in term loan outstanding as of September 29, 2007 under the Credit Facility by May 27, 2011 with scheduled principal payments of $1.2 million in fiscal 2008, $2.4 million in each of fiscal 2009 through fiscal 2011, and $224.4 million in fiscal 2012. All outstanding revolving credit borrowings under the Credit Facility will become due on May 27, 2009. We are also required to repay the $150.0 million of the Notes in fiscal 2013.
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
Borrowings under the Credit Facility bear interest at a base rate per annum plus an “applicable margin” that is fixed until March 29, 2008 and then is based on our leverage ratio and varies from 2.00% to 4.50%. We can choose a base rate of (i) ABR (Alternate base rate) or (ii) LIBOR for our Term Facility and Revolving Facility. The ABR rate is determined based on the higher of federal funds effective rate plus 0.5% or the prime commercial lending rate of UBS AG. The LIBOR rate is based on the banks prime rate and is determined based on interest periods of one, two, three or six months. Currently, the applicable margin is 4.25% for revolver borrowings and 4.50% for term loan borrowings. As of September 29, 2007, our average interest rates were 9.64% under the Credit Facility. In addition to specified agent up-front and letter of credit fees, the Credit Facility requires a commitment fee of up to 0.5% per annum of the average daily unused portion of the Revolving Facility. The Notes bear interest at a rate of 11% per annum.
At September 29, 2007, we had $24.5 million outstanding and $19.6 million available under our Revolving Facility. In accordance with our debt agreements, the $50.0 million available under the Revolving Facility has been reduced by the amount of standby letters of credit issued of approximately $5.9 million as of September 29, 2007. These letters of credit are used as security against our lease obligations and an outstanding note payable. These letters of credit expire annually and need extensions each year to various dates through 2014. The Second Amendment, among other things, requires us to maintain a Minimum Liquidity amount of not less than $10.0 million as of the last day of any fiscal month. Our Minimum Liquidity as of September 29, 2007 was $28.0 million, well above the $10 million requirement.

PART I	Item 2
In the event the net availability under the Revolving Facility plus cash balance falls below the $10.0 million Minimum Liquidity requirement, our equity sponsors have committed to contributing to us an additional $6.5 million in equity.
Based upon current levels of operations, anticipated cost-savings and expectations as to future growth, we believe that cash generated from operations, together with amounts available under our Revolving Facility will be adequate to permit us to meet our debt service obligations, capital expenditure program requirements, ongoing operating costs and working capital needs, although no assurance can be given in this regard. We are currently engaged in reviewing additional cost-savings measures. The decisions with respect to such review may have an impact on our future financial and operating performance. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with the covenants and restrictions contained in the Credit Facility, as amended, will be subject to the implementation of the results of our review, as discussed above, and future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies.
If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We cannot provide assurances that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Notes and Credit Facility, may limit our ability to pursue any of these alternatives.
Covenant Restrictions
The Credit Facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the Notes, and it requires us to satisfy certain financial condition tests and to maintain specified financial ratios, such as a minimum liquidity, maximum total leverage ratio, minimum interest coverage ratio, limitation on capital expenditures and an annual assessment of any repayment toward principal as a result of excess cash flow requirements defined in the Credit Facility. In addition, the Credit Facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the Notes if we fail to perform our obligations under, or fail to meet the conditions of, the Credit Facility or if payment creates a default under the Credit Facility. The covenants under our Senior Credit Facility, and our Senior Notes may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. If the company elects, at its option, to make any prepayments of the Term Loans prior to June 22, 2008, a 1% premium based on the outstanding Term Loan balance is payable to the participating lenders.
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
Prior to June 1, 2008, we may redeem some or all of the notes at a price equal to the principal amount plus a make-whole premium, plus accrued and unpaid interest. On or after June 1, 2008, we are entitled, at our option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.00% to 105.50%, depending on the redemption date, plus accrued and unpaid interest.
The financial covenants in the Credit Facility specify, among other things, the following requirements as of the last day of any test period during any period set forth in the table below:

PART I	Item 2

Consolidated Indebtedness to
Credit Agreement EBITDA (1)
Test Period	Leverage Ratio
September 29, 2007	6.15 to 1.00
December 29, 2007	6.15 to 1.00
March 29, 2008	6.15 to 1.00
June 28, 2008	6.10 to 1.00
September 27, 2008	6.10 to 1.00
December 27, 2008	6.00 to 1.00
March 28, 2009	5.75 to 1.00
June 28, 2009	5.75 to 1.00
September 27, 2009	5.50 to 1.00
December 27, 2009	5.50 to 1.00
March 28, 2010	5.25 to 1.00
June 28, 2010	5.00 to 1.00
Any Test Period Thereafter	4.75 to 1.00

Credit Agreement EBITDA (1)
to Consolidated
Interest Expense Ratio
September 29, 2007	1.60 to 1.00
December 29, 2007	1.60 to 1.00
March 29, 2008	1.60 to 1.00
June 28, 2008	1.60 to 1.00
September 27, 2008	1.60 to 1.00
December 27, 2008	1.60 to 1.00
March 28, 2009	1.65 to 1.00
June 28, 2009	1.70 to 1.00
September 27, 2009	1.75 to 1.00
December 27, 2009	1.80 to 1.00
March 28, 2010	1.90 to 1.00
June 28, 2010	2.00 to 1.00
Any Test Period Thereafter	2.15 to 1.00

Note:

(1) See “ — “Credit Agreement EBITDA” for more information regarding this term.
We were in compliance with all such financial covenants and have exceeded our Minimum Liquidity provision as of September 29, 2007. Our ability to comply in future periods with the financial covenants in the Credit Facility will depend on our ongoing financial and operating performance, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, raw material costs, and our ability to successfully implement our overall business and profitability strategies. If a violation of any of the covenants occurred, we would attempt to obtain a waiver or an amendment from our lenders, although no assurance can be given that we would be successful in this regard. The Credit Facility and the indenture governing the Notes have covenants as well as specified cross-default or cross-acceleration provisions; failure to comply with these covenants in any agreement could result in a violation of such agreement which could, in turn, lead to violations of other agreements pursuant to such cross-default or cross-acceleration provisions.
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
The calculation of Credit Agreement EBITDA is set forth below (in thousands):

	Three months ended		Six months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income (loss)	$(26,345)	$6,066	$(53,832)	$8,053
Provision for taxes	379	4,149	1,810	5,891
Interest expense, net	11,066	10,110	20,705	20,155
Depreciation and amortization	3,938	4,457	7,930	8,775
Non-cash stock compensation expense (1)	6	5	12	12
Management fees (2)	75	1,344	75	1,354
Expenses related to permitted acquisition (3)	(8)	—	(25)	—
Proceeds from business interruption insurance (4)	(385)	—	(385)	—
Restructuring charges (5)	2,712	—	10,027	—
Non-cash OTC related charges (6)	8,888	—	8,888	—
Permitted add-backs (7)	26,290	—	48,905	—

Credit Agreement EBITDA	$26,616	$26,131	$44,110	$44,240

(1)	Non-cash compensation expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(2)	Management fees, which primarily include professional fees incurred in connection with the Credit Agreement, are included in other operating expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

PART I	Item 2

(3)	Represents cost adjustments in connection with potential acquisition. These expenses are included in the general and administrative expenses in the consolidated statement of operations and in operating activities in the consolidated statement of cash flows.

(4)	Represents insurance proceeds resulting from business interruption.

(5)	Represents expenses incurred in connection with the Company’s plan to consolidate its manufacturing and packaging operations. These expenses are included in restructuring charges in the consolidated statement of operations for the three months and six months ended September 29, 2007.

(6)	Represents inventory write-down related to OTC events.

(7)	The Credit Amendment, and Amendments thereto, provided certain add-backs for the Company’s OTC events.
Sources and Uses of Cash
Net cash used in operating activities totaled $37.2 million in the first six months of fiscal 2008 compared to net cash provided by operating activities of $22.2 million in the first six month of fiscal 2007. In the first half of fiscal 2008, cash used in operating activities was primarily the result of operating losses of $53.8 million. Additionally, decreases in accounts receivable, resulting from lower sales volume, provided net cash flow of $17.7 million and increases in accounts payable, resulting from the extension of vendor payment terms provided net cash flows of $8.1 million. These were offset by increases in inventory, due to the build up of inventory levels to support anticipated increases in sales volume and to improve fulfillment rates, resulted in cash used of $33.8 million. The increase in other liabilities of $5.9 million was primarily due to a reclassification of certain income tax liabilities from current to non-current, hence the decrease in other accrued expenses. Net cash provided by operating activities in the first six months of fiscal 2007 was a result of operating income of $8.1 million, increases in accounts receivables of $4.7 million due to higher sales volume, partly offset by the reduction of inventory and accrued interest.
Net cash used in investing activities totaled $3.7 million and $9.2 million in the first six months of fiscal 2008 and fiscal 2007, respectively. The decrease was primarily related to lower capital expenditure in the first six months of fiscal 2008 compared to the same period of fiscal 2007. For the first six months of fiscal 2008, capital expenditures were $2.7 million compared to $8.7 million in the same period of fiscal 2007. We continue to invest in increasing our internal manufacturing capability, but we expect that our capital expenditures for fiscal 2008 will be lower than our capital expenditures in fiscal 2007. We will be investing in leasehold improvements as part of our plant consolidation.
Net cash provided by financing activities was $20.4 million in the first six months of fiscal 2008 compared to net cash used in financing activities of $8.3 million in the first six months of fiscal 2007. Net cash provided in the first six month of fiscal 2008 represents primarily the borrowings from our Revolving Facility of $24.5 million offset by payments on our Term Facility and other long-term debt and capital leases. Net cash used in the first six months of fiscal 2007 primarily represents repayment of our Revolving Facility, scheduled payments of our Term Facility and other long-term debt.
Critical Accounting Policies and Estimates
Revenue Recognition
The following table summarizes the activities in our accruals for contractual allowances, future chargebacks and product returns (in thousands):

	Reserve for	Reserve for	Reserve for
	Contractual	Future	Product
	Allowances	Chargebacks	Returns
Balance at March 31, 2007	$7,769	$645	$2,014
Current provision	15,991	2,015	221
Actual returns or credits	(17,625)	(2,198)	(905)

Balance at September 29, 2007	$6,135	$462	$1,330

Actual returns included products sold in prior fiscal periods of $98,000 and $372,000 for the first six months of fiscal 2008 and 2007, respectively. We do not have the ability to track actual credits for contractual allowances and future chargebacks by fiscal period because a significant time lag exists between the date on which we determine our contractual liability and when we actually pay the liability. In addition, the documentation provided to us by our

PART I	Item 2
customers for such deductions are generally insufficient for us to determine the exact date when the liability mahy have been accrued on our balance sheet.
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
You should carefully consider the risks described above and in “Item 1A. — Risk Factors.” In our Annual Report on Form 10-K on file with the SEC. Any of these risks could materially and adversely affect our financial condition, results of operations or cash flows.

Part I	Item 3
ITEM 3 Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk during the first quarter of fiscal 2008. Accordingly, the disclosure provided in the Annual Report on Form 10-K for the year ended March 31, 2007 remains current.

Part I	Item 4
ITEM 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of September 29, 2007, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of such date our disclosure controls and procedures are effective in alerting them, in a timely manner, to material information to be included in our periodic SEC filings.
(b) Changes in Internal Controls
There has been no significant change in our internal control over financial reporting during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Department of Justice Investigation
On September 5, 2007, we became aware of a Department of Justice investigation relating to the production, control, and distribution of certain OTC drug products at our Fort Mill facility. We believe the investigation concerns certain activities relating to the observations included in a Form 483 report we received from the FDA on March 16, 2007 relating to OTC drug operations in our Fort Mill facility. We intend to cooperate fully with this investigation.
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
The DRL Agreements provided Leiner Health Products LLC with a supply of certain active pharmaceutical ingredient and bulk tablets used to manufacture certain OTC products and, in the case of the OTC Distribution Agreement, exclusive access to OTC switch products developed by DRL. DRL informed us that it intends to enter our OTC market by directly packaging, marketing and distributing OTC products manufactured from the active pharmaceutical ingredients and bulk tablets that it previously supplied and would have been obligated to supply to us under the DRL Agreements.
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
Breach of Raw Material Supply Agreement
We filed a lawsuit against a supplier of chondroitin in the Superior Court in Orange County, California in June 2005. The complaint alleges breach of contract, negligence, intentional and negligent misrepresentation and other similar claims regarding the supplier’s delivery of chondroitin that we believe was adulterated and sub-potent. This material was not incorporated into finished products that were supplied to customers. The supplier filed a counter-claim against us for breach of contract and other related claims due to our refusal to pay the outstanding balance owed for the product. Following a jury trial in February 2007, we obtained a jury verdict in our favor for $1.28 million and against the supplier on its counter-claims. The supplier is appealing the verdict; we are appealing the judge ruling denying our request for attorneys’ fees. We recently entered into a settlement agreement pursuant to which we will receive $825,000 and the parties will dismiss with prejudice their respective appeals. As of September 29, 2007, we recorded the $825,000 in accounts receivable on the consolidated balance sheet.
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

PART II	Other Information
after consultation with legal counsel and based on currently available information, the ultimate disposition of these matters is not expected to have a material adverse effect on our business, consolidated financial condition or results of operations.
Other Civil Litigation
From time to time, we are involved in other various legal proceedings arising in the ordinary course of our business operations, such as personal injury claims, employment matters, intellectual property claims and contractual disputes. While the outcome of any of these proceedings and claims cannot be predicted with certainty, management believes that it has provided adequate reserves for these claims and does not believe the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

Leiner Health Products Inc.
Date: November 13, 2007	By:	/s/ Kevin McDonnell
Kevin McDonnell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Executive Vice Present and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002